Form 10-K
period 2018-12-31
TUCSON ELECTRIC POWER CO
filed 2019-02-15
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
88 East Broadway Boulevard, Tucson, AZ 85701 (Address of principal executive offices)(Zip Code)
Registrant's telephone number, including area code: (520) 571-4000
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, No Par Value (Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer☐	Accelerated Filer☐	Non-Accelerated Filer☒	Smaller Reporting Company☐	Emerging Growth Company☐

i

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates: None
As of February 14, 2019, Tucson Electric Power Company had 32,139,434 shares of common stock, no par value, outstanding, all of which were held by UNS Energy Corporation, an indirect wholly owned subsidiary of Fortis Inc.
Documents incorporated by reference: None
Tucson Electric Power meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is, therefore, filing portions of this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

DEFINITIONS
The abbreviations and acronyms used in the 2018 Form 10-K are defined below:

2010 Reimbursement Agreement	Reimbursement Agreement, dated December 14, 2010, between TEP, as borrower, and a financial institution
2017 Rate Order	A rate order issued by the ACC resulting in a new rate structure for TEP, effective on February 27, 2017
ABR	Alternate Base Rate
ACC	Arizona Corporation Commission
ACC Refund Order
An order issued by the ACC approving TEP’s proposal to return savings from the Company’s federal corporate income tax rate under the TCJA to its customers through a combination of a customer bill credit and a regulatory liability that reflects the deferral of the return of a portion of the savings to be returned to customers in TEP's next rate case

AFUDC	Allowance for Funds Used During Construction
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company
ARO	Asset Retirement Obligation
BART	Best Available Retrofit Technology
BBtu	Billion British thermal unit(s)
DG	Distributed Generation
DSM	Demand Side Management
ECA	Environmental Compliance Adjustor
EDIT	Excess Deferred Income Taxes
EE Standards	Energy Efficiency Standards
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
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

Four Corners	Four Corners Generating Station
GAAP	Generally Accepted Accounting Principles in the United States of America
Gila Acquisition	SRP entered into an agreement to acquire Gila River Units 1 and 2 from third-parties
Gila River	Gila River Generating Station
GWh	Gigawatt-hour(s)
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LFCR	Lost Fixed Cost Recovery
LIBOR	London Interbank Offered Rate
LOC	Letter(s) of Credit
Luna	Luna Generating Station
MMBtu	Million Metric British thermal units
MW	Megawatt(s)
MWh	Megawatt-hour(s)
Navajo	Navajo Generating Station

v

NBV	Net Book Value
NOPR	Notice of Proposed Rulemaking
PBI	Performance-Based Incentive
PDEQ Application	In 2017, TEP submitted an Air Quality Permit Application to the Pima County Department of Environmental Quality related to a generation modernization project at Sundt
Phase 2	Second phase of TEP's rate case proceedings originally filed November 2015
Phase 2 Order	ACC order establishing, among other things, an export rate that replaced net metering for excess solar generation
PNM	Public Service Company of New Mexico
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
PV	Photovoltaic
REC	Renewable Energy Credit
Regional Haze	Regional Haze Regulation promulgated by the EPA to improve visibility at national parks and wilderness areas
RES	Renewable Energy Standard
Retail Rates	Rates designed to allow a regulated utility recovery of its cost of providing services and an opportunity to earn a reasonable return on its investment
RICE	Reciprocating Internal Combustion Engine
San Juan	San Juan Generating Station
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SES	Southwest Energy Solutions, Inc.
SJCC	San Juan Coal Company
Springerville	Springerville Generating Station
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
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

Tri-State	Tri-State Generation and Transmission Association, Inc.
TSA	Transmission Service Agreement
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701
UNS Energy Affiliates	Affiliated subsidiaries of UNS Energy Corporation including UniSource Energy Services Inc., UNS Electric, Inc., UNS Gas, Inc., and Southwest Energy Solutions, Inc.
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy
VEBA	Voluntary Employee Beneficiary Association
VIE	Variable Interest Entity
WCC	Westmoreland Coal Company

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
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of this report. These factors include: voter initiatives and state and federal regulatory and legislative decisions and actions, including changes in tax and energy policies; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output or accelerate generation facility retirements; regional economic and market conditions which could affect customer growth and energy usage; changes in energy consumption by retail customers; weather variations affecting energy usage; our forecasts of peak demand and whether existing generation capacity and Power Purchase Agreements (PPA) are sufficient to meet the expected demand and reserve margin requirements; the cost of debt and equity capital and access to capital markets and bank markets; the performance of the stock market and a changing interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and the related contribution requirements and expenses; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting policies and estimates; the ongoing impact of mandated energy efficiency and distributed generation (DG) initiatives; changes to long-term contracts; the cost of fuel and power supplies; the ability to obtain coal from our suppliers; cyber-attacks, data breaches, or other challenges to our information security, including our operations and technology systems; the performance of TEP's generation facilities; and the impact of the Tax Cuts and Jobs Act (TCJA) on our financial condition and results of operations, including the assumptions we make relating thereto.

PART I
ITEM 1. BUSINESS
OVERVIEW OF BUSINESS
General
TEP and its predecessor companies have served the greater Tucson metropolitan area for 126 years. TEP was incorporated in the State of Arizona in 1963. TEP is a regulated electric utility company serving approximately 425,000 retail customers. TEP’s service territory covers 1,155 square miles and includes a population of over one million people in Pima County, as well as parts of Cochise County. TEP's principal business operations include generating, transmitting, and distributing electricity to its retail customers. In addition to retail sales, TEP sells electricity, transmission, and ancillary services to other utilities, municipalities, and energy marketing companies on a wholesale basis. TEP is subject to comprehensive state and federal regulation. The regulated electric utility operation is TEP's only segment.
TEP is a wholly owned subsidiary of UNS Energy Corporation (UNS Energy), a utility services holding company. UNS Energy is an indirect wholly owned subsidiary of Fortis Inc. (Fortis) which is a leader in the North American electric and gas utility business.
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
Customers
Electricity sold to retail and wholesale customers by class of customer and the average number of retail customers over the last three years were as follows:

(sales in GWh)	2018		2017		2016
Electric Sales
Residential	3,766	24%	3,786	28%	3,724	29%
Commercial	2,136	14%	2,192	17%	2,139	17%
Industrial, non-Mining	1,949	12%	1,939	15%	2,006	16%
Industrial, Mining	1,033	7%	991	8%	997	8%
Other	16	—%	18	—%	30	—%
Total Retail Sales by Customer Class	8,900	57%	8,926	68%	8,896	70%
Wholesale Sales, Long-Term	424	3%	587	4%	463	4%
Wholesale Sales, Short-Term	6,279	40%	3,630	28%	3,308	26%
Total Electric Sales	15,603	100%	13,143	100%	12,667	100%

Average Number of Retail Customers
Residential	384,021	90%	381,399	90%	378,991	90%
Commercial	38,642	9%	38,564	9%	38,403	9%
Industrial, non-Mining	504	—%	520	—%	580	—%
Industrial, Mining	4	—%	4	—%	4	—%
Other	1,873	1%	1,879	1%	1,866	1%
Total Retail Customers	425,044	100%	422,366	100%	419,844	100%

Retail Customers
TEP provides electric utility service to a diverse group of residential, commercial, industrial, and public sector customers. Major industries served include copper mining, cement manufacturing, defense, healthcare, education, military bases, and governmental entities. TEP’s retail sales are influenced by several factors including economic conditions, seasonal weather patterns, Demand Side Management (DSM) initiatives and the increasing use of energy-efficient products, and customer-sited DG.
Local, regional, and national economic factors impact the growth in the number of customers in TEP’s service territory. In each of the past five years, TEP’s average number of retail customers increased by less than 1%. TEP expects the number of retail customers to increase at a rate of approximately 1% in 2019 based on the estimated population growth in its service territory.
TEP’s retail sales volume in 2018 was 8,900 gigawatt-hours (GWh), which is a decrease of 3% from 2014 levels. During the past five years, mining load reductions and state requirements to promote energy efficiency and DG have resulted in lower sales volumes.
TEP’s mining customers make up 7% of total retail sales. TEP’s GWh sales to mining customers depend on a variety of factors, including commodity prices, electricity prices, and the mines' development of self-generation resources. TEP’s GWh sales to mining customers have decreased by 9% from 2014 levels as a result of the decline in commodity prices causing the mines to curtail production starting in 2016. TEP cannot predict future commodity prices or the impact they will have on mining production and TEP’s sales to mining customers.
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
Generally, TEP commits to future sales based on expected generation capability, forward prices, and generation costs using a diversified portfolio approach to provide a balance between long-term, mid-term, and spot power sales. TEP’s wholesale sales consist primarily of two types:
Long-Term Wholesale Sales
Contracts for long-term wholesale sales cover periods of one year or greater. TEP typically uses its own generation to serve the requirements of its long-term wholesale customers.
TEP's primary long-term wholesale sale contracts are presented in the table below:

Counterparty	Contracts Expire December 31,
Navajo Tribal Utility Authority	2022
TRICO Electric Cooperative	2024
Navopache Electric Cooperative	2041
Short-Term Wholesale Sales
Certain contracts for short-term wholesale sales cover periods of less than one year and obligate TEP to sell capacity or power at a fixed price. TEP also engages in short-term sales by selling power in the daily or hourly markets at fluctuating spot market prices and making other non-firm power sales. The majority of our revenues from short-term wholesale sales are passed through to TEP’s retail customers offsetting fuel and purchased power costs. TEP uses short-term wholesale sales as part of its hedging strategy to reduce customer exposure to fluctuating power prices. Short-term wholesale sales increased in 2018 due to the increase in generation capacity related to Gila River Generating Station (Gila River) Unit 2.
Competition
Retail Customers
TEP is the primary electric service provider to retail customers within its service territory and operates under a certificate of public convenience and necessity as regulated by the ACC. In August 2018, the ACC opened a docket to evaluate several energy policies including retail competition for generation services. A workshop was held related to retail competition in

December 2018. TEP cannot predict what additional steps, if any, the ACC may take to further evaluate retail competition in this docket.
Wholesale Customers
The Federal Energy Regulatory Commission (FERC) regulates rates for wholesale power sales and transmission services. TEP engages in long-term wholesale sales to optimize its generation resources. As a result of its wholesale power activity, TEP competes with other utilities, power marketers, and independent power producers in the wholesale markets.
Generation Facilities
As of December 31, 2018, TEP had 3,076 megawatts (MW) of nominal generation capacity, as set forth in the following table. Nominal capacity is based on unit design net output and measured in alternating current (AC).

	Unit		Date	Capacity	Operating	TEP’s Share
Generation Source	No.	Location	In Service	(MW)	Agent	%	(MW)
Coal
Springerville	1	Springerville, AZ	1985	387	TEP	100	387
Springerville (1)	2	Springerville, AZ	1990	406	TEP	100	406
San Juan	1	Farmington, NM	1976	340	PNM	50.0	170
Navajo (2)	1	Page, AZ	1974	750	SRP	7.5	56
Navajo (2)	2	Page, AZ	1975	750	SRP	7.5	56
Navajo (2)	3	Page, AZ	1976	750	SRP	7.5	56
Four Corners	4	Farmington, NM	1969	785	APS	7.0	55
Four Corners	5	Farmington, NM	1970	785	APS	7.0	55
Natural Gas
Gila River (3)	2	Gila Bend, AZ	2003	550	SRP	100	550
Gila River	3	Gila Bend, AZ	2003	550	SRP	75.0	413
Luna	1	Deming, NM	2006	555	PNM	33.3	185
Sundt (4)	1	Tucson, AZ	1958	81	TEP	100	81
Sundt (4)	2	Tucson, AZ	1960	81	TEP	100	81
Sundt	3	Tucson, AZ	1962	104	TEP	100	104
Sundt	4	Tucson, AZ	1967	156	TEP	100	156
Sundt Internal Combustion Turbines		Tucson, AZ	1972-1973	50	TEP	100	50
DeMoss Petrie		Tucson, AZ	2001	75	TEP	100	75
North Loop		Tucson, AZ	2001	94	TEP	100	94
Solar
Utility-Scale Renewables		Various	2002-2017	46	TEP	100	46
Total Capacity							3,076

(1)	Springerville Generating Station (Springerville) Unit 2 is owned by San Carlos Resources, Inc., a wholly-owned subsidiary of TEP.

(2)	TEP, along with the other participants at the Navajo Generating Station (Navajo), plans to discontinue operations of Navajo by the end of 2019.

(3)
In 2017, TEP entered into a 20-year tolling PPA with SRP to purchase and receive all 550 MW of capacity, power, and ancillary services from Gila River Unit 2, which includes a three-year option to purchase the unit (Tolling PPA).

(4)	TEP plans to discontinue operations of H. Wilson Sundt Generating Station (Sundt) Units 1 & 2 by the end of 2020.
Springerville Units 3 and 4
Springerville Units 3 and 4 are each approximately 400 MW coal-fired generation facilities that are operated but not owned by TEP. These facilities are located at the same site as Springerville Units 1 and 2. Tri-State Generation and Transmission Association, Inc. (Tri-State), the lessee of Springerville Unit 3, compensates TEP for operating the facilities and pays an allocated portion of the fixed costs related to the Springerville Common Facilities and Springerville Coal Handling Facilities.

Salt River Project Agricultural Improvement and Power District (SRP), the owner of Springerville Unit 4, owns 17.05% of the Springerville Coal Handling Facilities and pays TEP for a portion of the fixed costs allocated for the common facilities.
Renewable Energy Resources
The ACC’s Renewable Energy Standard (RES) requires Arizona regulated utilities to increase their use of renewable energy each year until it represents at least 15% of their total annual retail energy requirements by 2025, with DG accounting for 30% of the annual renewable energy requirement. Arizona utilities must file an annual RES implementation plan for review and approval by the ACC. TEP plans to meet these requirements through a combination of utility-owned resources, PPAs, and customer-sited DG.
In 2018, the percentage of retail kilowatt-hour (kWh) sales attributable to the RES was approximately 14%, exceeding the 2018 requirement of 8%. The ACC approved a waiver of the 2018 DG requirement.
See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K and Rates and Regulations below for additional information regarding RES.
Owned Utility-Scale Renewable Resources
As of December 31, 2018, TEP owned 46 MW of photovoltaic (PV) solar generation capacity, measured in AC. The following table presents TEP's owned utility-scale renewable generation resources:

Generation Source	Location	Date in Service	Capacity (MW)
Solar
Fort Huachuca Phase I & II (1)	Sierra Vista, AZ	2014-2017	18
Springerville	Springerville, AZ	2004-2014	13
UASTP Phase I & II (2)	Tucson, AZ	2010-2011	5
Sundt Areva Solar Thermal	Tucson, AZ	2014	5
Solon Prairie Fire (2)	Tucson, AZ	2012	4
Small PV (<5MW)	Various	Various	1
Total Capacity			46

(1)	TEP has a 30-year easement agreement to facilitate operations on behalf of the Department of the Army.

(2)	The University of Arizona Science and Technology Park (UASTP) I & II and Solon Prairie Fire are located on properties held under land easements and leases.

Renewable Power Purchase Agreements
As of December 31, 2018, TEP had renewable PPAs for 159 MW from solar resources, 80 MW from wind resources, and 4 MW associated with the purchase of landfill gas as presented in the table below. The solar PPAs contain options that allow TEP to purchase all or part of the related project at a future date. The following table's capacity is measured in AC.

Generation Source	Location	Date/Projected Date in Service	In Service Capacity (MW)	Under Development Capacity (MW)
Solar
Red Horse	Willcox, AZ	2015	41
Avalon I	Sahuarita, AZ	2014	28
Avra Valley	Marana, AZ	2012	25
Picture Rocks	Marana, AZ	2012	20
Avalon II	Sahuarita, AZ	2016	17
Valencia	Tucson, AZ	2013	10
E.On Tech Park	Tucson, AZ	2012	5
Gato Montes	Tucson, AZ	2012	5
Small PPAs (<5MW)	Various	Various	8
Wilmot Solar	Tucson, AZ	2021		100
Wind
Macho Springs	Deming, NM	2011	50
Red Horse Wind	Willcox, AZ	2015	30
Borderlands Wind	Catron County, NM	2020		99
Biogas
Sundt, Los Reales (1)	Tucson, AZ	1998	4
Total Capacity			243	199

(1)	Purchase of landfill gas for use at Sundt.
Purchased Power
TEP purchases power from other utilities and power marketers. TEP may enter into contracts to purchase: (i) power under long-term contracts to serve retail load and long-term wholesale contracts; (ii) capacity or power during periods of planned outages or for peak summer load conditions; and (iii) power for resale to certain wholesale customers under load and resource management agreements. See Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K related to purchased power commitments.
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
Peak Demand and Future Resources
Peak Demand

(in MW)	2018	2017	2016	2015	2014
Retail Customers	2,413	2,415	2,278	2,222	2,218
In 2018, TEP's generation and purchased resources were sufficient to meet total retail and long-term wholesale peak demand, while maintaining a reserve margin in compliance with reliability criteria set forth by the Western Electricity Coordinating Council, a regional council of North American Reliability Corporation (NERC).

Peak demand occurs during the summer months due to the cooling requirements of retail customers in TEP’s service territory. Retail peak demand varies from year-to-year due to weather, energy conservation, DG, economic conditions, and other factors. Retail peak demand in 2018 was comparable to 2017 but significantly higher than peak demand in 2014 through 2016 primarily due to warmer than normal summer temperatures.
Forecasted retail peak demand for 2019 is 2,305 MW compared with actual peak demand of 2,413 MW in 2018. TEP’s 2019 estimated retail peak demand is based on weather patterns observed over a 10-year period and other factors, including estimates of customer usage. TEP believes that existing generation capacity and PPAs are sufficient to meet the expected demand and reserve margin requirements in 2019.
Future Resources
As of December 31, 2018, approximately 40% of TEP's generation capacity, including owned and leased resources, was from coal-fired generation. TEP is executing strategies and evaluating additional steps to reduce its dependency on coal-fired generation while still meeting its peak load requirements and maintaining affordable Retail Rates. TEP's five-year capital expenditure forecast includes investments related to natural gas Reciprocating Internal Combustion Engine (RICE) units to be placed in service at Sundt and the planned purchase of Gila River Unit 2. These anticipated investments will provide replacement capacity for the planned early retirements of coal-fired and other generation resources.
See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations of this Form 10-K for additional information regarding TEP's generation resources planned retirements and additions.
Fuel Supply
A summary of Fuel and Purchased Power resource information is provided below:

	Average Cost (cents per kWh)			Percentage of Total kWh Resources
	2018	2017	2016	2018	2017	2016
Coal	2.44	2.41	2.30	44%	54%	62%
Natural Gas	2.54	3.06	2.84	42%	23%	25%
Purchased Power, Non-Renewable	4.32	3.78	3.43	10%	18%	8%
Purchased Power, Renewable	9.41	9.49	9.37	4%	5%	5%
				100%	100%	100%
Coal Supply
The coal used for generation is low-sulfur, bituminous or sub-bituminous coal from mines in Arizona and New Mexico. The table below provides information on the existing coal contracts that supply our generation stations. The average cost of coal per million metric British thermal unit (MMBtu), including transportation, was $2.33 in 2018, $2.29 in 2017, and $2.21 in 2016.

Station	Coal Supplier	2018 Coal Consumption (tons in 000s)	Contract Expiration Date	Average Sulfur Content	Coal Obtained From
Springerville	Peabody CoalSales	2,946	2020	1.0%	Lee Ranch Mine/El Segundo Mine
Four Corners	NTEC	299	2031	0.7%	Navajo Mine
San Juan	San Juan Coal Co.(1)	410	2022	0.8%	San Juan Mine
Navajo	Peabody CoalSales	386	2019	0.6%	Kayenta Mine

(1)
In October 2018, Westmoreland Coal Company (WCC), the owner of San Juan Coal Company (SJCC), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. TEP believes it has adequate resource capacity to meet its near-term load obligations in the event WCC’s operations at the San Juan Mine are curtailed. See Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding WCC's bankruptcy.

Coal-Fired Generation Facilities Operated by TEP
The coal supplies for Springerville Units 1 and 2 are transported approximately 200 miles by railroad from northwestern New Mexico. TEP expects coal reserves to be sufficient to supply the estimated requirements for Springerville Units 1 and 2 for their remaining lives.

Coal-Fired Generation Facilities Operated by Others
TEP also participates in jointly-owned coal-fired generation facilities at Four Corners Generating Station (Four Corners), Navajo, and San Juan Generating Station (San Juan). Four Corners, which is operated by Arizona Public Service Company (APS), and San Juan, which is operated by Public Service Company of New Mexico (PNM), are mine-mouth generation facilities located adjacent to the coal reserves. Navajo, which is operated by SRP, obtains its coal supply from the nearby Kayenta coal mine and receives deliveries on a dedicated electric railroad delivery system. TEP expects coal reserves available to these three jointly-owned generation facilities to be sufficient for the remaining lives of the stations.
Natural Gas Supply
The table below provides information on the natural gas transportation agreements that deliver our natural gas to the generation stations. The average cost of natural gas per MMBtu, including transportation, was $2.92 in 2018, $3.58 in 2017, and $3.14 in 2016.

Station	Natural Gas Transportation Counterparty	Contract Expiration Date(s)
Gila	Transwestern Pipeline Co./El Paso Natural Gas Company, LLC	2019-2040
Luna	El Paso Natural Gas Company, LLC	2022
Sundt	El Paso Natural Gas Company, LLC	2023-2040
DeMoss Petrie	Southwest Gas Corporation	Retail Tariff
North Loop	Southwest Gas Corporation	Retail Tariff
Transmission and Distribution
Transmission facilities owned by TEP and third parties are located in Arizona and New Mexico and transmit the output from TEP’s electric generation facilities to the Tucson area. TEP's transmission system is part of the Western Interconnection, which includes the interconnected transmission systems of 14 western states, two Canadian provinces and parts of Mexico. TEP's transmission system, together with contractual rights on other transmission systems, enables TEP to integrate and access generation resources to meet its customer load requirements. TEP's transmission and distribution systems included approximately 2,189 miles of transmission lines and 7,680 miles of distribution lines as of December 31, 2018.
Rates and Regulations
The ACC and the FERC each regulate portions of utility accounting practices and rates of TEP. The ACC regulates rates charged to retail customers, the siting of generation and transmission facilities, the issuance of securities, transactions with affiliated parties, and other utility matters. The ACC also enacts other regulations and policies that can affect TEP's business decisions and accounting practices. The FERC regulates terms and prices of transmission services and wholesale electricity sales.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations and Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information that relates to rates and regulation that affect TEP.
TEP Rate Case
The ACC issued orders in the rate case filed by TEP in November 2015, which was based on a test year ended June 30, 2015, in two phases. Provisions of the first phase authorized an annual increase in TEP's non-fuel revenue requirement of $81.5 million, effective February 27, 2017 (2017 Rate Order). The ACC deferred matters related to net metering and rate design for new DG customers to a second phase of TEP's rate case proceedings (Phase 2).
In 2018, the ACC issued an order establishing an export rate that replaced net metering for excess solar generation, effective October 1, 2018 (Phase 2 Order). Residential and small commercial customers who apply to interconnect their solar generation systems to TEP's distribution system after the date of the order will no longer qualify for net metering.
Purchased Power and Fuel Adjustment Clause
The Purchased Power and Fuel Adjustment Clause (PPFAC) allows TEP recovery of its fuel, transmission, purchased power, and other similar costs allowed by the ACC to serve its retail load. The rate is adjusted annually each April 1st for the subsequent 12-month period unless modified by the ACC. The PPFAC rate includes: (i) a forward component which is calculated by taking the difference between forecasted fuel and purchased power costs and the amount of those costs established in Retail Rates; and (ii) a true-up component that reconciles the difference between actual costs and those recovered in the preceding 12-month period.
As of December 31, 2018, TEP had an over-collected PPFAC balance of $17 million.
Renewable Energy Standard and Tariff
The ACC’s RES requires Arizona utilities to increase their use of renewable energy each year until it represents at least 15% of their total annual retail energy requirements in 2025, with DG accounting for 30% of the annual renewable energy requirement. Arizona utilities must file an annual RES implementation plan for review and approval by the ACC. The approved costs of carrying out this plan are recovered from retail customers through the RES surcharge. The associated lost revenues attributable to meeting DG targets are partially recovered through the Lost Fixed Cost Recovery (LFCR) mechanism.
Energy Efficiency Standards
Under the Energy Efficiency Standards (EE Standards), the ACC requires electric utilities to implement cost-effective programs to reduce customers' energy consumption. The EE Standards require increasing cumulative annual targeted retail kWh savings equal to 22% by 2020. The associated lost revenues attributable to meeting these targets are partially recovered through the LFCR mechanism. As of December 31, 2018, TEP’s cumulative annual energy savings was approximately 16%.
FERC Compliance
In 2016, the FERC issued orders relating to certain late-filed Transmission Service Agreements (TSA), which resulted in TEP recording a liability and paying time-value refunds to the counterparties under these TSAs. In May 2017, the FERC informed TEP that the related investigation was closed. See Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information related to FERC compliance associated with these transmission contracts.
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
National Ambient Air Quality Standards
In October 2015, the EPA released the final rule for the 8-hour U.S. National Ambient Air Quality Standards (NAAQS) for ozone (O3). The EPA lowered the standard from 75 parts per billion (ppb) to 70 ppb. If an area does not meet the standard, the area is designated as a “non-attainment” and needs to develop a plan to bring the air-shed into compliance. A “non-attainment” designation may slow economic growth in the region and impact TEP's ability to site new local generation. Arizona submitted recommendations for area designations (attainment, non-attainment, or unclassified) to the EPA in September 2016. The EPA completed all area designations as of July 2018. The majority of Arizona counties, including Pima, were designated as "attainment" or "unclassified" except for portions of Gila, Maricopa, Pinal, and Yuma counties.
In 2018, Pima County exceeded the 2015 NAAQS standard for O3 at one monitoring location. If the county continues to exceed the standard, the state could recommend an O3 non-attainment designation for Pima County during the next review period.
Effluent Limitation Guidelines
In 2015, as part of the Clean Water Act, the EPA published the final Effluent Limitation Guidelines (ELG) setting standards and limitations for steam electric generation facility wastewater discharges. The ELG rule establishes new or additional requirements for wastewater streams associated with fly ash, bottom ash, flue gas desulfurization, flue gas mercury control, and gasification of fuels such as coal and petroleum coke. In August 2017, in response to legal challenges, the EPA announced it began rulemaking proceedings to potentially revise the 2015 ELGs. In September 2017, the EPA postponed the earliest ELG compliance date for these waste streams from November 1, 2018 until November 1, 2020.
With the exception of Four Corners, none of TEP's owned steam electric generation facilities are subject to the ELG standards. With regard to Four Corners, until the EPA indicates how it intends to change the ELG for bottom ash transport water, it is unclear how the reconsideration will affect this waste stream, and what controls may be required.

TEP believes it is in material compliance with applicable environmental laws and regulations. Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources of this Form 10-K for additional information related to environmental laws and regulations as well as environmental compliance capital expenditures.
EMPLOYEES
As of December 31, 2018, TEP had 1,528 employees, of which approximately 634 are represented by the International Brotherhood of Electrical Workers Local No. 1116 (IBEW). The current collective bargaining agreements between the IBEW and TEP expire in July 2022 with wages in effect through December 2022.
EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers, who are elected annually by TEP’s Board of Directors, acting at the direction of the Board of Directors of UNS Energy, as of January 1, 2019, are as follows:

Name	Age	Position(s) Held	Executive Officer Since
David G. Hutchens (1)	52	President and Chief Executive Officer	2007
Frank P. Marino (1)	54	Senior Vice President and Chief Financial Officer	2013
Susan M. Gray	46	Senior Vice President and Chief Operating Officer	2015
Erik B. Bakken	46	Vice President, System Operations and Environmental	2018
Dallas J. Dukes	51	Vice President, Energy Programs and Pricing	2019
Todd C. Hixon (1)	52	Vice President, General Counsel and Chief Compliance Officer	2011
Mark C. Mansfield	63	Vice President, Energy Resources	2012
Catherine E. Ries	59	Vice President, Customer and Human Resources	2007
Mary Jo Smith	61	Vice President, Public Policy	2015
Morgan C. Stoll	48	Vice President and Chief Information Officer	2016
Martha B. Pritz	57	Treasurer	2017
Herlinda H. Kennedy	57	Corporate Secretary	2006

(1)	Member of the TEP Board of Directors. The directors of TEP are elected annually by TEP's sole shareholder, UNS Energy, acting at the direction of the Board of Directors of UNS Energy.
SEC REPORTS AVAILABLE
TEP makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practical after it electronically files or furnishes them to the Securities and Exchange Commission (SEC). The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically. TEP's reports are also available free of charge through TEP’s website address at www.tep.com/about/investors/.
TEP is providing the address of TEP’s website solely for the information of investors and does not intend for the address to be an active link. The information contained on TEP’s website is not a part of, or incorporated by reference into, any report or other filing filed with the SEC by TEP.

ITEM 1A. RISK FACTORS
The business and financial results of TEP are subject to a number of risks and uncertainties, including those set forth below. These risks and uncertainties fall primarily into five major categories: revenues, regulatory, environmental, financial, and operational. Additional risks and uncertainties that are not currently known to TEP or that are not currently believed by TEP to be material may also negatively impact TEP’s business and financial results.
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
Research and development activities are ongoing for new technologies that produce power and reduce power consumption. These technologies include renewable energy, customer-sited DG, appliances, equipment, battery storage, and control systems. Continued development and use of these technologies and compliance with the ACC's EE Standards and RES continue to have a negative impact on TEP’s use per customer and overall retail sales. TEP's use per customer declined by an average of 1% per year from 2014 through 2018.
The revenues, results of operations, and cash flows of TEP are seasonal and are subject to weather conditions and customer usage patterns, which are beyond the Company’s control.
TEP typically earns the majority of its operating revenue and net income in the third quarter because retail customers increase their air conditioning usage during the summer. Conversely, first quarter net income is typically limited by relatively mild winter weather in TEP's retail service territory. Cool summers or warm winters may reduce customer usage, negatively affecting operating revenues, cash flows, and net income by reducing sales.
TEP is dependent on a small number of customers for a significant portion of future revenues. A reduction in the electricity sales to these customers would negatively affect results of operations, net income, and cash flows at TEP.
TEP’s ten largest customers represented 11% of total revenues in 2018. TEP sells electricity to mines, military installations, and other large commercial and industrial customers. Retail sales volumes and revenues from these customers could decline as a result of, among other things: global, national, and local economic conditions; curtailments of customer operations due to unfavorable market conditions; military base reorganization or closure decisions by the federal government; the effects of energy efficiency and distributed generation; or the decision by customers to self-generate all or a portion of their energy needs. A reduction in retail kWh sales by any one of TEP’s ten largest customers would negatively affect the Company's results of operations, net income, and cash flows.
REGULATORY
TEP's business is significantly impacted by government legislation, regulation and oversight. Changes made to legislation and regulation could negatively affect the Company’s results of operations, net income, and cash flows.
TEP's financial condition is influenced by how regulatory authorities, including the ACC and FERC, establish the rates TEP can charge customers and authorize rates of return, common equity levels, and the amount of costs that may be recovered from customers. The Company's ability to timely obtain rate adjustments that provide TEP with the opportunity to earn authorized rates of return depends upon timely regulatory action under applicable statutes and regulations, and cannot be guaranteed.

•
ACC—The ACC is a constitutionally created body composed of five elected commissioners that has jurisdiction over rates for retail customers. Commissioners are elected state-wide for staggered four-year terms and are limited to serving two consecutive terms. As a result, the composition of the commission, and therefore its policies, are subject to change every two years.

•
FERC—The FERC has jurisdiction over rates for electric transmission in interstate commerce and rates for wholesale sales of electric power, including terms and prices of transmission services and sales of electricity at wholesale.

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

In addition, TEP incurs costs to comply with legislative and regulatory requirements and initiatives, such as those relating to clean energy requirements, the deployment of distributed energy resources, and implementation of demand response and customer energy efficiency programs. New initiatives or changes to existing requirements could arise in the future through legislative, regulatory, or other initiatives (including ballot initiatives) on either a federal or state level. Any such initiatives or changes could accelerate the Company's long-term resource diversification strategy and significantly increase capital expenditures and operating expenses. TEP would seek to recover the costs associated with any such requirements through rates. TEP's ability to recover costs, including its investments, associated with these and other legislative and regulatory initiatives will, in large part, depend on the final form of legislative or regulatory requirements, and whether the associated ratemaking mechanisms can be adjusted in a timely manner. Further, increases to rates could negatively affect the affordability of the rates charged to customers, which may negatively affect TEP’s results of operations, net income, and cash flows.
Changes in tax regulation may negatively affect the results of operations, net income, and cash flows of TEP.
The Company is subject to taxation by the various taxing authorities at the federal, state and local levels where it does business. Legislation or regulation could be enacted by any of these governmental authorities which could affect the Company’s tax positions.
ENVIRONMENTAL
TEP is subject to numerous environmental laws and regulations that may increase its cost of operations or expose it to environmental-related litigation and liabilities. Many of these regulations could have a significant impact on TEP due to its coal generation.
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
Existing environmental laws and regulations may be revised and new environmental laws and regulations may be adopted or become applicable to the Company's facilities. Increased compliance costs or additional operating restrictions from revised or additional regulation could have a negative effect on TEP's results of operations, particularly if those costs are not fully recoverable from TEP customers. TEP’s obligation to comply with the EPA’s Regional Haze Regulations (Regional Haze) requirements as a participant or owner in the Springerville, San Juan, Four Corners, and Navajo, coupled with the financial impact of future climate change legislation, other environmental regulations, and other business considerations, could jeopardize the economic viability of these generation facilities. Additionally, these regulations may jeopardize continued generation facility operations or the ability of individual participants to meet their obligations and willingness to continue their participation in these facilities potentially resulting in an increased operational cost for the remaining participants.
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
Regulations limiting greenhouse gas emissions may be enacted, which would require an accelerated shift from fossil fuel-based generation to renewable generation that could increase TEP's cost of operations.
In 2015, the EPA issued the Clean Power Plan (CPP) limiting CO2 emissions from existing and new fossil fuel-based generation facilities. In its current form, the CPP requires a shift in generation that could lead to the early retirement of coal-fired generation in Arizona and New Mexico. In 2017, the EPA issued a proposal to repeal the CPP and in 2018 published the proposed Affordable Clean Energy rule that is meant to replace the CPP. The EPA anticipates finalizing the rule in early 2019. Under the proposed rule, the EPA would set emission guidelines for Greenhouse Gas (GHG) emissions. The states would then use these emission guidelines to establish standards of performance within their jurisdictions considering source specific factors such as the remaining useful life of an individual unit. TEP will continue to work with other Arizona and New Mexico utilities, as well as the appropriate regulatory agencies, to develop compliance strategies. TEP is unable to determine the impact the final rule will have on its facilities until all legal challenges have been resolved and the required state compliance plans are developed and approved by the EPA. The proposed rule and any other regulations that result in costs associated with an accelerated shift from fossil fuel-based generation towards renewable generation could increase the Company's costs of operations.
FINANCIAL
Early closure of TEP's coal-fired generation facilities could result in TEP recognizing regulatory impairments or increased cost of operations if recovery of TEP's remaining investments in such facilities and the costs associated with early closures are not permitted through rates charged to customers.
Some of TEP's coal-fired generation facilities will be closed before the end of their useful lives in response to economic conditions and/or recent or future changes in environmental regulation, including potential regulation relating to greenhouse gas emissions. If any of the coal-fired generation facilities from which TEP obtains power are closed prior to the end of their useful life, TEP may need to seek recovery of the remaining net book value (NBV) and could incur added expenses relating to accelerated depreciation and amortization, decommissioning, reclamation and cancellation of long-term coal contracts of such generation facilities. As of December 31, 2018, TEP's regulatory assets balance related to its planned early generation retirement costs was $72 million.
Volatility or disruptions in the financial markets, rising interest rates, or unanticipated financing needs, could increase TEP's financing costs, limit access to the credit or bank markets, affect the Company's ability to comply with financial covenants in debt agreements, and increase TEP's pension funding obligations. Such outcomes may negatively affect liquidity and TEP's ability to carry out the Company's financial strategy.
We rely on access to bank markets and capital markets as a significant source of liquidity and for capital requirements not satisfied by the cash flows from TEP's operations. Market disruptions such as those experienced in 2008 and 2009 in the United States and abroad may increase the Company's cost of borrowing or negatively affect TEP's ability to access sources of liquidity needed to finance the Company's operations and satisfy its obligations as they become due. These disruptions may include turmoil in the financial services industry, including substantial uncertainty surrounding particular lending institutions and counterparties we do business with, unprecedented volatility in the markets, and general economic downturns in TEP's utility service territories. If TEP is unable to access credit at reasonable rates, or if the Company's borrowing costs dramatically increase, TEP's ability to finance its operations, meet debt obligations, and execute its financial strategy could be negatively affected.
Increases in short-term interest rates would increase the cost of borrowings under TEP's credit facility. In addition, changing market conditions could negatively affect the market value of assets held in its pension and other postretirement defined benefit plans and may increase the amount and accelerate the timing of required future funding contributions.
Generation facility closings or changes in power flows into TEP's service territory could require us to redeem or defease some or all of the tax-exempt bonds issued for the Company's benefit, which could result in increased financing costs.
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
As of December 31, 2018, there were outstanding approximately $272 million aggregate principal amount of tax-exempt bonds that financed pollution control expenditures at TEP’s generation facilities. Should certain of TEP’s generation facilities be retired and dismantled prior to the stated maturity dates of the related tax-exempt bonds, it is possible that some or all of the bonds financing such pollution control expenditures would be subject to early redemption by TEP. The bonds have early redemption dates or final maturities ranging from 2019 to 2022.
In addition, as of December 31, 2018, there were outstanding approximately $207 million aggregate principal amount of tax-exempt bonds that financed local furnishing facilities. Depending on changes that may occur to the regional generation mix in the desert southwest, to the regional bulk transmission network, or to the demand for retail power in TEP’s local service area, it is possible that TEP would no longer qualify as a local furnisher of power within the meaning of the Internal Revenue Code. If TEP could no longer qualify as a local furnisher of power, all of TEP’s tax-exempt local furnishing bonds could be subject to mandatory early redemption by TEP or defeasance to the earliest possible redemption date, and TEP could be required to pay additional amounts if interest on such bonds were no longer tax-exempt. The bonds have early redemption dates ranging from 2020 to 2023.

OPERATIONAL
The operation of electric generation facilities and transmission and distribution systems involves risks and uncertainties that could result in reduced generation capability or unplanned outages that could negatively affect TEP’s results of operations, net income, and cash flows.
The operation of electric generation facilities and transmission and distribution systems involves certain risks and uncertainties, including equipment breakdown or failures, fires, weather, and other hazards, interruption of fuel supply, and lower than expected levels of efficiency or operational performance. Unplanned outages, including extensions of planned outages due to equipment failures or other complications, occur from time to time. They are an inherent risk of the Company's business and can cause damage to its reputation. If TEP’s generation facilities or transmission and distribution systems operate below expectations, TEP’s operating results could be negatively affected or TEP's capital spending could be increased.
TEP receives power from certain generation facilities that are jointly-owned with, or operated by, third parties. Therefore, TEP may not have the ability to affect the management or operations at such facilities which could negatively affect TEP’s results of operations, net income, and cash flows.
Certain of the generation facilities from which TEP receives power are jointly-owned with, or operated by, third parties. TEP does not have the sole discretion to affect the management or operations at such facilities. As a result of this reliance on other operators, TEP may not be able to ensure the proper management of the operations and maintenance of such generation facilities. Further, TEP may have limited ability to determine how best to manage the changing economic conditions or environmental requirements that may affect such facilities. A divergence in the interests of TEP and the co-owners or operators, as applicable, of such facilities could negatively impact the business and operations of TEP.
The effects of climate change may create operational and financial risks for TEP that, if realized, could negatively affect TEP's results of operations, net income, and cash flows.
Climate change may impact regional and global weather conditions and result in extreme weather events, including high temperatures, severe thunderstorms, drought, and wildfires. Changes in weather conditions or extreme weather events in TEP’s service territory or affecting TEP's remote generation facilities or transmission system may lead to service outages and business interruptions, which could result in an increase in capital expenditures and operating expenses. Any increases in severity and frequency of weather-related system outages could affect TEP's operations and system reliability. Although physical utility assets have been constructed and are operated and maintained to withstand severe weather, there can be no assurance that they will successfully do so in all circumstances. In addition, changes in weather conditions or extreme weather events outside of TEP's service territory could result in higher wholesale energy prices, insurance premiums, and other costs, which could negatively impact TEP's business and operations. Any of these situations could have a negative impact on TEP's results of operations, net income, and cash flows.
TEP is subject to physical attacks which could have a negative impact on the Company's business and results of operations.
As operators of critical energy infrastructure, TEP is facing a heightened risk of physical attacks on the Company's electric systems. The Company's electric generation, transmission, and distribution assets and systems are geographically dispersed and are often in rural or unpopulated areas which makes it especially difficult to adequately detect, defend from, and respond to such attacks.
If, despite TEP's security measures, a significant physical attack occurred, the Company could have: (i) operations disrupted and/or property damaged; (ii) experience loss of revenues, response costs, and other financial loss; and (iii) be subject to increased regulation, litigation, and damage to the Company's reputation. Any of these outcomes could have a negative impact on TEP's business and results of operations.
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
If, despite TEP's security measures, a significant cyber or data breach occurred, the Company could have: (i) operations disrupted, property damaged, and customer information stolen; (ii) experience loss of revenues, response costs, and other financial loss; and (iii) be subject to increased regulation, litigation, and damage to the Company's reputation. Any of these outcomes could have a negative impact on TEP's business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The principal owned and leased generation, distribution, and transmission facilities of TEP are described in Part I, Item 1. Business, Overview of Business and such descriptions are incorporated herein by reference.
TEP's generation facilities (except as noted below), administrative headquarters, warehouses and service centers are located on land owned by TEP. TEP owned distribution and transmission facilities are located: (i) on property owned by TEP; (ii) under or over streets, alleys, highways, and other places in the public domain, as well as in national forests and state lands, under franchises, land easements, or other rights-of-way, which generally are subject to termination; (iii) under or over private property as a result of land easements obtained primarily from the record holder of title; or (iv) over tribal lands under the grant of easement by the Secretary of the Interior or leased from Indian Nations.
TEP has land easements for transmission facilities related to San Juan, Four Corners, and Navajo located on tribal lands of the Zuni, Navajo, and Tohono O’odham Nations. Four Corners and Navajo are located on properties held under land easements from the United States and under leases from the Navajo Nation. TEP, individually and in conjunction with PNM, acquired land rights, land easements, and leases for San Juan's generation facilities, transmission lines, and water diversion facility located on land owned by the Navajo Nation. TEP, in conjunction with PNM and Samchully Power & Utilities 1 LLC, holds an undivided ownership interest in the property on which Luna Generating Station (Luna) is located.
TEP’s rights under various land easements and leases may be subject to defects such as:

•	possible conflicting grants or encumbrances due to the absence of, or inadequacies in, the recording laws or record systems of the Bureau of Indian Affairs and the Indian Nations;

•	possible inability of TEP to legally enforce its rights against adverse claims and the Indian Nations without Congressional consent; or

•	failure or inability of the Indian Nations to protect TEP’s interests in the land easements and leases from disruption by the U.S. Congress, Secretary of the Interior, or other adverse claims.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
TEP’s common stock is wholly-owned by UNS Energy and is not listed for trading on any stock exchange.

ITEM 6. SELECTED FINANCIAL DATA
The following table provides selected financial data for the years 2014 through 2018:

(in thousands)	2018	2017	2016	2015	2014
Income Statement Data
Operating Revenues	$1,432,618	$1,340,935	$1,234,995	$1,306,544	$1,269,901
Net Income	188,323	176,668	124,438	127,794	102,338
Balance Sheet Data
Total Utility Plant, Net	$4,160,640	$3,768,702	$3,782,806	$3,558,229	$3,425,190
Total Assets	5,159,207	4,590,249	4,449,989	4,249,478	4,119,830
Long-Term Debt, Net	1,615,252	1,354,423	1,453,072	1,451,720	1,361,828
Non-Current Capital Lease Obligations	19,773	28,519	39,267	55,324	69,438

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the financial condition, and the outlook for TEP. It includes the following:

•	outlook and strategies;

•	results of operations for 2018 compared with 2017, and 2017 compared with 2016;

•	factors affecting our results of operations and outlook;

•	liquidity and capital resources including capital expenditures, contractual obligations, and environmental matters;

•	critical accounting policies and estimates; and

•	new accounting standards issued and not yet adopted.
Management’s Discussion and Analysis includes financial information prepared in accordance with Generally Accepted Accounting Principles (GAAP) in the United States of America.
Management’s Discussion and Analysis should be read in conjunction with Part II, Item 6. Selected Financial Data and the Consolidated Financial Statements and Notes in Part II, Item 8 of this Form 10-K. For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see Forward-Looking Information at the front of this report and Part I, Item 1A. Risk Factors for additional information.
References in this discussion and analysis to "we" and "our" are to TEP.
OUTLOOK AND STRATEGIES
TEP's financial prospects and outlook are affected by many factors, including: (i) global, national, regional, and local economic conditions; (ii) volatility in the financial markets; (iii) environmental laws and regulations; and (iv) other regulatory and legislative actions. Our plans and strategies include the following:

•
Achieving constructive outcomes in our regulatory proceedings that will provide us: (i) recovery of our full cost of service and an opportunity to earn an appropriate return on our rate base investments; (ii) updated rates that provide more accurate price signals and a more equitable allocation of costs to our customers; and (iii) the ability to continue providing safe and reliable service.

•
Continuing to focus on our long-term resource diversification strategy, including transitioning from carbon intensive sources to a more sustainable energy portfolio, while providing rate stability for our customers, mitigating environmental impacts, complying with regulatory requirements, leveraging and improving our existing utility infrastructure, and maintaining financial strength. This long-term strategy includes a target of meeting 30% of our customers’ energy needs with non-carbon emitting resources by 2030. This resource strategy may be impacted by various energy policy proposals currently under consideration in Arizona.

•
Focusing on our core utility business through operational excellence, promoting economic development in our service territory, investing in infrastructure to ensure reliable service, and maintaining a strong community presence.

Operational and Financial Highlights
For 2018, Management's Discussion and Analysis includes the following notable items:

•
The ACC Refund Order, reflecting the lower federal income tax rate, was approved and resulted in a total customer refund of $33 million in 2018. The refund was returned to customers through a bill credit effective May 1, 2018. TEP will continue to return savings to customers through a combination of a bill credit and a regulatory liability in 2019 and through the completion of our next rate case, which is expected to be filed in April 2019.

•
We responded to the FERC Refund Order with a proposed overall transmission rate reduction, reflecting the lower federal income tax rate. The FERC approved our proposal effective March 21, 2018. As a result, TEP recognized a reduction in Operating Revenues on the Consolidated Statements of Income of $1 million in 2018.

•
As a result of SRP completing the Gila Acquisition, TEP had $164 million recorded in Capital Lease Obligations and Utility Plant Under Capital Leases on the Consolidated Balance Sheets as of December 31, 2018, related to the 20-

year Tolling PPA. The amount represents the fair value of the unit, which was determined based on SRP's purchase price. The additional 550 MW of capacity, power, and ancillary services will allow us to continue to move toward our long-term goal of resource diversification.

•
The ACC issued the Phase 2 Order. The order established, among other things, an initial export rate that replaced net metering for excess solar generation for customers who applied for interconnection to TEP's distribution system after the date of the order. The new rate went into effect October 1, 2018.

•
TEP issued and sold $300 million aggregate principal amount of senior unsecured notes and redeemed $137 million of variable rate tax-exempt bonds. As of December 31, 2018, all of TEP's debt was unsecured.

RESULTS OF OPERATIONS
Weather and other factors cause seasonal fluctuations in the sales of power. TEP's summer peaking load occurs during the third quarter of the year when cooling demand is higher, which results in higher revenue during such period. By contrast, lower sales of power occur during the first quarter of the year, due to mild winter weather in our retail service territory. Seasonal fluctuations affect the comparability of our results of operations across quarters.

The following provides a discussion of the significant items that affected TEP's results of operations in years ended December 31, 2018, 2017, and 2016, presented on an after-tax basis.
2018 compared with 2017
TEP reported net income of $188 million in 2018 compared with $177 million in 2017. The increase of $11 million, or 6%, was primarily due to:

•
$41 million in lower income tax expense due to the reduction of the federal effective income tax rate primarily related to the enactment of the TCJA. See Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information related to impacts of the TCJA;

•	$12 million in higher retail revenue primarily due to an increase in rates as approved in the 2017 Rate Order that took effect February 27, 2017; and

•	$3 million in higher Allowance for Funds Used During Construction (AFUDC) related to the increase in construction projects.
The increase was partially offset by:

•
$27 million in lower retail revenue associated with the ACC Refund Order to return savings related to the TCJA to customers. The order was effective May 1, 2018. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information related to the ACC Refund Order;

•
$8 million in lower income from a settlement agreement and reversal of accrued refunds related with late-filed TSAs in 2017. See Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information related to late-filed TSAs;

•	$8 million in higher depreciation and amortization expenses; and

•
$7 million in higher operations and maintenance expense resulting primarily from an increase in maintenance expense related to planned generation outages in 2018 and an increase in employee wages and benefits expense.

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

•	$6 million in higher depreciation and amortization expenses; and

•	$4 million in higher operations and maintenance expense resulting primarily from an increase in maintenance expense due to planned generation outages in 2017 and employee wages and benefits.
Retail Revenues and Key Statistics
The following table provides key statistics impacting operating revenues:

	Years Ended December 31,		Increase (Decrease)	Year Ended December 31,	Increase (Decrease)
($ and kWh in millions)	2018	2017	Percent	2016	Percent
Operating Revenues	$1,433	$1,341	6.9%	$1,235	8.6%

Electric Sales (kWh)
Residential	3,766	3,786	(0.5)%	3,724	1.7%
Commercial	2,136	2,192	(2.6)%	2,139	2.5%
Industrial	1,949	1,939	0.5%	2,006	(3.3)%
Mining	1,033	991	4.2%	997	(0.6)%
Public Authorities	16	18	(11.1)%	30	(40.0)%
Total Retail Sales	8,900	8,926	(0.3)%	8,896	0.3%
Wholesale Sales, Long-Term	424	587	(27.8)%	463	26.8%
Wholesale Sales, Short-Term	6,279	3,630	73.0%	3,308	9.7%
Total Electric Sales	15,603	13,143	18.7%	12,667	3.8%

Average Revenue per kWh (Cents/kWh)
Retail	11.48	11.39	0.8%	10.92	4.3%
Wholesale	3.46	3.21	7.8%	2.80	14.6%

Total Retail Customers	425,044	422,366	0.6%	419,844	0.6%
Operating Revenues increased in 2018 compared with 2017 primarily due to: (i) an increase in short-term wholesale sales resulting from an increase in available system capacity related to Gila River Unit 2; (ii) an increase in revenue from fuel and purchased power recoveries as a result of higher PPFAC rates; and (iii) higher retail revenues related to an increase in rates as approved in the 2017 Rate Order that took effect February 27, 2017. The increase was partially offset by: (i) the return of savings related to the TCJA to customers; (ii) a 2017 reversal of an accrual related to the FERC ordered refunds for late-filed TSAs; and (iii) a decrease in billings to third-party participants in Springerville Units 3 and 4 primarily related to planned generation outages of Unit 4 in 2017.
Operating Revenues increased in 2017 compared with 2016 primarily due to: (i) higher retail revenues related to an increase in rates as approved in the 2017 Rate Order and an increase in usage due to favorable weather in 2017; (ii) time-value FERC ordered refunds incurred in 2016 and the reversal of accrued refunds in 2017 related to late-filed TSAs; (iii) an increase in short-term wholesale sales resulting from favorable commodity pricing on the wholesale market; and (iv) a new long-term wholesale contract that commenced in 2017. The increase was partially offset by a decrease in revenue from fuel and purchased power recoveries as a result of lower PPFAC rates.

Short-term wholesale revenues are primarily related to the ACC jurisdictional generation assets and are returned to retail customers by offsetting revenues against fuel and purchased power costs eligible for recovery through the PPFAC. Revenues related to Springerville Units 3 and 4 are primarily reimbursements by Tri-State, the lessee of Springerville Unit 3, and SRP, the owner of Springerville Unit 4, with the corresponding expense recorded in Operating Expenses on the Consolidated Statements of Income.
See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information on the PPFAC mechanism.
Operating Expenses
Fuel and Purchased Power Expense
Fuel and Purchased Power Expense, which includes the PPFAC recovery treatment, increased by $118 million, or 28%, in 2018 compared with 2017 primarily due to an increase in: (i) generation output; (ii) recovery of PPFAC costs as a result of changes in the PPFAC rate; and (iii) the average cost of Purchased Power, Non-Renewables. The increase was partially offset by a decrease in: (i) Purchased Power, Non-Renewable volumes; and (ii) the average cost of Natural Gas.
Fuel and Purchased Power Expense, which includes the PPFAC recovery treatment, increased by $5 million, or 1%, in 2017 compared with 2016 primarily due to an increase in: (i) Purchased Power, Non-Renewables volumes that replaced lower Coal-Fired Generation output; and (ii) average fuel cost per kWh. The increase was partially offset by reduced recovery of the PPFAC costs as a result of changes in the PPFAC rate.
See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information on the PPFAC mechanism.
The following table presents TEP's sources of energy and average cost of power by type:

	Years Ended December 31,		Increase (Decrease)	Year Ended December 31,	Increase (Decrease)
(kWh in millions)	2018	2017	Percent	2016	Percent
Sources of Energy
Coal-Fired Generation	7,208	7,530	(4.3)%	8,310	(9.4)%
Gas-Fired Generation	6,738	3,237	108.2%	3,283	(1.4)%
Utility-Owned Renewable Generation	82	83	(1.2)%	68	22.1%
Total Generation	14,028	10,850	29.3%	11,661	(7.0)%
Purchased Power, Non-Renewable	1,624	2,471	(34.3)%	1,126	119.4%
Purchased Power, Renewable	652	646	0.9%	666	(3.0)%
Total Generation and Purchased Power	16,304	13,967	16.7%	13,453	3.8%
(cents per kWh)
Average Fuel Cost of Generated Power
Coal	2.44	2.41	1.2%	2.30	4.8%
Natural Gas	2.54	3.06	(17.0)%	2.84	7.7%
Average Cost of Purchased Power
Purchased Power, Non-Renewable	4.32	3.78	14.3%	3.43	10.2%
Purchased Power, Renewable	9.41	9.49	(0.8)%	9.37	1.3%
Operations and Maintenance Expense
Operations and Maintenance Expense increased by $2 million, or less than 1%, in 2018 compared with 2017 primarily due to: (i) an increase in maintenance expense related to planned generation outages; (ii) an increase in employee wages and benefits expense; and (iii) a sales tax refund that occurred in 2017. The increase was partially offset by a decrease in: (i) maintenance expense at Springerville Units 3 and 4; (ii) RES and DSM program expenses; and (iii) other general expenses.
Operations and Maintenance Expense increased by $6 million, or 2%, in 2017 compared with 2016 primarily due to an increase in: (i) maintenance expense related to planned generation outages; and (ii) employee wages and benefits expense. The increase was partially offset by a decrease in RES and DSM program expenses.

Operations and Maintenance Expenses related to Springerville Units 3 and 4 are reimbursed by Tri-State, the lessee of Springerville Unit 3, and SRP, the owner of Springerville Unit 4, with corresponding amounts recorded in Operating Revenues on the Consolidated Statements of Income. Expenses related to RES and DSM programs are collected from customers with corresponding amounts recorded in Operating Revenues on the Consolidated Statements of Income.
See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information on RES and DSM.
Depreciation and Amortization Expense
Depreciation and Amortization Expense increased by $9 million, or 5%, in 2018 compared with 2017 primarily due to an increase in asset base.
Depreciation and Amortization Expense increased by $7 million, or 4%, in 2017 compared with 2016 primarily due to an increase in capital expenditures and other impacts as a result of the 2017 Rate Order.
Other Income (Expense)
Other Income (Expense) decreased by $8 million, or 16%, in 2018 compared with 2017 primarily due to proceeds received from a settlement agreement related to late-filed TSAs in 2017.
Other Income (Expense) increased by $10 million, or 18%, in 2017 compared with 2016 primarily due to proceeds received from a settlement agreement related to late-filed TSAs in 2017.
See Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information related to late-filed TSAs.
Income Tax Expense
Income Tax Expense decreased by $58 million, or 57%, in 2018 compared with 2017 primarily due to: (i) the reduction of the federal corporate income tax rate related to the enactment of the TCJA; and (ii) a decrease in earnings before tax expense.
Income Tax Expense increased by $41 million, or 70%, in 2017 compared with 2016 primarily due to: (i) the increase in earnings before tax expense; (ii) the enactment of the TCJA in December 2017; and (iii) a reduction in the valuation allowance for deferred tax assets in 2016.
See Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information related to impacts of the TCJA on our financial results.
FACTORS AFFECTING RESULTS OF OPERATIONS
Regulatory Matters
TEP is subject to comprehensive regulation. The discussion below contains material developments to those matters.
TEP Rate Case
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
Phase 2 Order
On September 20, 2018, the ACC issued an order related to the Phase 2 proceedings. The Phase 2 Order established, among other things, an export rate that replaced net metering for excess solar generation. Residential and small commercial customers who applied to interconnect their solar generating systems to TEP's distribution system after the date of the order no longer qualify for net metering. Customers who applied before the date of the order, and complete interconnection within a specified time frame, were grandfathered under previous net metering rules for a period of 20 years from the date of interconnection of their solar generation systems. Provisions of the Phase 2 Order for new DG customers include:

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

The new DG customers will receive bill credits for their solar generation exported into our grid. These bill credits will be calculated using the export rate approved by the ACC and will be recorded in Purchased Power on the Consolidated Statements of Income. We expect to recover these costs through the PPFAC up to an amount equal to market prices with any remaining cost being recovered through the RES surcharge. In addition, TEP's power sales to the new DG customers will be calculated based on the respective Time-of-Use rate and will be recorded in Operating Revenues on the Consolidated Statements of Income. DG customers grandfathered under the net metering rules will continue to have their solar generation netted against the kWhs they consume. The net sales are recorded in Operating Revenues on the Consolidated Statements of Income.
TEP does not expect the change resulting from the replacement of net metering to have a material impact on the Company's results of operations in the near term. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding the Phase 2 Order.
Federal Income Tax Legislation
Arizona Corporation Commission
In December 2017, the ACC opened a docket requesting that all regulated utilities submit proposals to address passing the benefits of the TCJA through to customers. In 2018, the ACC approved the ACC Refund Order effective May 1, 2018. The refund represents the reduction in the federal corporate income tax rate and an estimate of Excess Deferred Income Taxes (EDIT) amortization trued up annually for actuals. For 2018, the refund amount, after the EDIT amortization true-up, totaled $33 million. The 2018 bill credit was designed to return the refund amount to customers based on forecasted kWh sales. Any over or under collected amounts are deferred to a regulatory asset or liability and will be used to adjust the 2019 bill credit amounts.
Customer bill credits are trued-up annually to reflect actuals for kWh sales and EDIT amortization. TEP filed an application with the ACC to establish the 2019 customer refund of $34 million. The refund will be returned to customers through a combination of a customer bill credit and a regulatory liability in 2019. TEP is allowed to defer 25% of the 2019 refund into a regulatory liability and 50% of any additional refunds in future years until the refunds are incorporated into its next rate case. TEP plans to file its next rate case in April 2019.
See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 and Liquidity and Capital Resources, Income Tax Position of this Form 10-K for additional information regarding the ACC Refund Order.
Federal Energy Regulatory Commission
In 2018, the FERC issued orders directing TEP to either: (i) submit proposed revisions to its stated transmission rates or stated transmission revenue requirements to reflect the change in the federal corporate income tax rate as a result of the TCJA; or (ii) show cause why it should not be required to do so (FERC Refund Order). In May 2018, TEP responded to the order and the FERC approved TEP's proposal of an overall transmission rate reduction of approximately 5.3%, reflecting the lower federal tax rate, to be effective March 21, 2018. As a result, TEP recognized a reduction in Operating Revenues on the Consolidated Statements of Income of $1 million in 2018.
Also in 2018, the FERC issued a Notice of Proposed Rulemaking (NOPR) regarding the effect of the TCJA and related EDIT amortization. TEP cannot predict the final outcome of the NOPR or the impact on TEP's financial statements.
See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, for additional information regarding the FERC Refund Order and the NOPR.

Generation Resources
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
As of December 31, 2018, approximately 40% of our generation capacity, including owned and leased resources, was from coal-fired generation.
See Part I, Item 1. Business, Overview of Business and Liquidity and Capital Resources, Environmental Matters of this Form 10-K for additional information regarding generation facility operations.
Arizona Energy Policy
In August 2018, the ACC opened a rulemaking docket to evaluate several energy policies. The docket will review possible modifications to existing renewable energy, energy efficiency requirements, and retail competition for generation services. The adoption of new policies would be subject to rulemaking proceedings at the ACC. We would seek the ACC's approval to recover any costs related to any new energy policies or requirements. TEP cannot predict the outcome of this matter or the impact on the Company's financial position or results of operations.
Navajo Generating Station
In 2017, the Navajo Nation approved a land lease extension which allows TEP and the co-owners of Navajo to continue operations through December 2019 and begin decommissioning activities thereafter. We are currently recovering Navajo capital and operating costs in base rates using a useful life through 2030. We plan to seek recovery of all unrecovered costs in our next ACC rate case, which is expected to be filed in April 2019.
See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, for additional information regarding the planned early retirement of Navajo.
Sundt Generating Station
In 2017, TEP submitted an Air Quality Permit Application to the Pima County Department of Environmental Quality related to a generation modernization project at Sundt (PDEQ Application). Under the project, TEP will place in service 10 natural gas RICE units with a total nominal generation capacity of 190 MW. The final permit was issued in December 2018. Construction is underway with the RICE units scheduled for commercial operation by the end of the first quarter of 2020.
The RICE units will balance the variability of intermittent renewable energy resources and will replace 162 MW of nominal net generation capacity from Sundt Units 1 and 2, which are less efficient and lack the quick start, fast ramp capabilities of the RICE units. TEP will discontinue operation of Sundt Units 1 and 2 prior to start-up of the first RICE unit. We plan to seek recovery of all unrecovered costs for Sundt Units 1 and 2 in our next ACC rate case.
See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, for additional information regarding the planned early retirement of Sundt Units 1 and 2.
Gila River Generating Station
In 2017, TEP entered into the Tolling PPA, which includes a three-year option to purchase Gila River Unit 2. TEP’s obligations under the agreement were contingent upon SRP's completion of acquisition of Gila River Units 1 and 2 from third-parties (Gila Acquisition). SRP completed the Gila Acquisition in May 2018. As a result, TEP had $164 million recorded in both Capital Lease Obligations and Utility Plant Under Capital Leases on the Consolidated Balance Sheets as of December 31, 2018. The amount reflects the fair value of the unit, which was determined based on SRP's purchase price. TEP anticipates exercising its option to purchase Gila River Unit 2 in December 2019 for approximately $164 million. Over the expected 20-month lease term, TEP will pay a monthly demand charge consisting of: (i) a fixed capacity charge of approximately $1 million, and (ii) an operating fee to compensate SRP for the non-fuel costs of operating Gila River Unit 2. TEP recovers the monthly capacity charge and operating fee through the PPFAC.

The additional 550 MW of capacity, power, and ancillary services from the Tolling PPA will allow us to continue to move toward our long-term goal of resource diversification as it will replace coal-fired generation scheduled for early retirement. TEP sells the capacity from the Tolling PPA into the wholesale market on a short-term basis with the associated revenues credited to the PPFAC.
See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, for additional information regarding the Tolling PPA.
Interest Rates
See Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk of this Form 10-K for information regarding interest rate risks and its impact on earnings.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Cash flows may vary during the year with cash flows from operations being typically the lowest in the first quarter of the year and highest in the third quarter due to TEP’s summer peaking load. We use our revolving credit facility as needed to assist in funding our business activities. We believe that we have sufficient liquidity under our revolving credit facility to meet short-term working capital needs and to provide credit enhancement as necessary under energy procurement and hedging agreements. The availability and terms under which we have access to external financing depends on a variety of factors, including our credit ratings and conditions in the overall capital markets.
Available Liquidity

(in millions)	December 31, 2018
Cash and Cash Equivalents	$138
Amount Available under Revolving Credit Facility (1)	250
Total Liquidity	$388

(1)	TEP's revolving credit facility provides for $250 million of revolving credit commitments with a Letter of Credit (LOC) sublimit of $50 million and a maturity date of October 2022.
Future Liquidity Requirements
We expect to meet all of our financial obligations and other anticipated cash outflows for the foreseeable future. These obligations and anticipated cash outflows include, but are not limited to: (i) dividend payments; (ii) debt maturities; and (iii) obligations included in the Contractual Obligations and forecasted Capital Expenditures tables below.
See Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding TEP's market risks and Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding TEP's financing arrangements.
Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing and financing activities:

	Years Ended		Increase (Decrease)	Year Ended	Increase (Decrease)
(in millions)	2018	2017	Percent	2016	Percent
Operating Activities	$457	$448	2.0%	$425	5.4%
Investing Activities	(433)	(392)	10.5%	(373)	5.1%
Financing Activities	79	(50)	258.0%	(69)	(27.5)%
Net Increase (Decrease)	103	6	*	(17)	*
Beginning of Period	50	43	16.3%	60	(28.3)%
End of Period (1)	$153	$49	212.2%	$43	14.0%
* Not meaningful

(1)	Calculated on rounded data and may not correspond exactly to amounts on the Consolidated Statements of Cash Flows.

Operating Activities
2018 compared with 2017
Net cash flows provided by operating activities increased by $9 million compared with 2017 primarily due to: (i) higher retail revenues related to an increase in rates as approved in the 2017 Rate Order that took effect February 27, 2017; (ii) an increase in cost recovery as a result of higher PPFAC rates; and (iii) changes in working capital related to the timing of billing collections and payments. The increase was partially offset by: (i) the return of savings related to the TCJA to customers; and (ii) $8 million in cash proceeds received from a settlement agreement associated with late-filed TSAs in January 2017.
2017 compared with 2016
Net cash flows provided by operating activities increased by $23 million compared with 2016 primarily due to: (i) higher retail revenue related to an increase in rates as approved in the 2017 Rate Order that took effect February 27, 2017, and favorable weather; and (ii) $8 million in cash proceeds received from a settlement agreement associated with late-filed TSAs in January 2017. The increase was partially offset by: (i) an ACC approved PPFAC credit that began returning an over-collected PPFAC balance to customers in February 2017; (ii) $12.5 million received in September 2016 related to a settlement for operating costs of Springerville Unit 1; and (iii) changes in working capital related to the timing of billing collections and payments.
See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, for additional information regarding the 2017 Rate Order, the ACC Refund Order, and cost recovery mechanisms and Note 8, for additional information regarding Springerville Unit 1 and late-filed TSAs.
Investing Activities
2018 compared with 2017
Net cash flows used for investing activities increased by $41 million compared with 2017 primarily due to an increase in cash paid for capital expenditures.
2017 compared with 2016
Net cash flows used for investing activities increased by $19 million compared with 2016 primarily due to an increase in cash paid for: (i) capital expenditures; and (ii) the purchase of RECs.
Financing Activities
2018 compared with 2017
Net cash flows from financing activities increased by $129 million compared with 2017 primarily due to an increase in: (i) proceeds received from the issuance of long-term debt net of repayments; and (ii) equity contributions from UNS Energy. The increase was partially offset by an increase in: (i) repayments, net of proceeds borrowed, under our revolving credit facility; and (ii) dividends paid to UNS Energy.
2017 compared with 2016
Net cash flows from financing activities decreased by $19 million compared with 2016 primarily due to an increase in proceeds borrowed, net of repayments, under our revolving credit facility. The decrease was partially offset by an increase in dividends paid to UNS Energy.
See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, Debt Issuance and Redemption for additional information.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of December 31, 2018, TEP's short-term investments included highly-rated and liquid money market funds, certificates of deposit, and insured cash sweep accounts.

Access to Revolving Credit Facility
We have access to working capital through a revolving credit agreement with lenders. TEP expects that amounts borrowed under the credit facility will be used for working capital and other general corporate purposes and that LOCs will be issued from time to time to support energy procurement and hedging transactions. As of December 31, 2018, there was $250 million available under the revolving credit commitments and the LOC facility.
See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding TEP's credit facility.
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
In November 2018, we issued and sold $300 million aggregate principal amount of senior unsecured notes to repay: (i) borrowings under our revolving credit facility which had provided funds for the redemption, in November 2018, of $100 million of tax-exempt local furnishing bonds maturing in 2032; (ii) $37 million of tax-exempt pollution control bonds maturing in 2032, which were backed by a LOC expiring in February 2019; and (iii) other amounts outstanding under our revolving credit facility, with any remaining balance to be used for general corporate purposes.
In connection with the December 2018 redemption of $37 million of tax-exempt pollution control bonds, the related LOC and 2010 Reimbursement Agreement were terminated.
TEP has, from time to time, refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, we may refinance other debt issuances or make additional debt repurchases in the future.
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of December 31, 2018, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- and A3, respectively.
Our credit ratings are dependent on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of these credit ratings is not a recommendation to buy, sell, or hold TEP securities. Each rating should be evaluated independently of any other ratings.
Certain of TEP's debt agreements contain pricing based on our credit ratings. A change in TEP’s credit ratings can cause an increase or decrease in the amount of interest we pay on our borrowings, and the amount of fees we pay for LOCs and unused commitments.
Debt Covenants
Under certain agreements, should TEP fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of December 31, 2018, TEP was in compliance with these covenants.
We do not have any provisions in any of our debt or lease agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contribution from Parent
UNS Energy made an equity contribution to TEP of $50 million in 2018. The proceeds provided additional liquidity to TEP. We received no equity contributions in 2017 or 2016.
Dividends Paid to Parent
TEP declared and paid $85 million in dividends to UNS Energy in 2018, $70 million in 2017, and $50 million in 2016.

Master Trading Agreements
TEP conducts its wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, TEP may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits provided to TEP, changes in contract values, changes in TEP’s credit ratings, or material changes in TEP’s creditworthiness. As of December 31, 2018, TEP had posted no cash or LOCs as credit enhancements with its counterparties.
Capital Expenditures
Our routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. In 2018, total capital expenditures of $393 million, included investments in generation assets and an enhanced metering and distribution network. In 2017, total capital expenditures of $346 million included the purchase of an additional 17.8% undivided interest in Springerville Common Facilities. In 2016, total capital expenditures of $335 million included the purchase of the remaining ownership interest in Springerville Unit 1.
Our forecasted capital expenditures presented below for years ended December 31 exclude amounts for AFUDC and other non-cash items:

(in millions)	2019	2020	2021	2022	2023
Generation Facilities:
Renewable Energy(1)	$62	$309	$9	$—	$11
Other Generation Facilities (2)	262	76	122	56	54
Total Generation Facilities	324	385	131	56	65
Transmission and Distribution (3)	343	321	194	176	170
General and Other (4)	87	61	53	64	82
Total Capital Expenditures	$754	$767	$378	$296	$317

(1)	Includes investments in renewable energy that will allow us to continue to move toward our long-term strategy of shifting to a more diverse, sustainable energy portfolio.

(2)	TEP anticipates exercising its option to purchase Gila River Unit 2 in December 2019.

(3)	Includes investments in transmission capacity and system reinforcements.

(4)	Includes cost for information technology, fleet, facilities, and communication equipment.
These estimates are subject to continuing review and adjustment. Actual capital expenditures may differ from these estimates due to fluctuations in business and market conditions, construction schedules, possible early plant closures, changes in generation resources, environmental requirements, state or federal regulations, new or changing commitments, and other factors. We expect to pay for forecasted capital expenditures with internally generated funds and external financings, which may include issuances of long-term debt, other borrowings, or equity contributions.

Contractual Obligations
The following table summarizes our material contractual obligations as of December 31, 2018:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt
Principal (1)	$1,629	$—	$330	$150	$1,149
Interest (2)	1,026	72	140	108	706
Capital Lease Obligations (3)	207	187	20	—	—
Operating Leases (4)	10	1	2	2	5
Land Easements and Rights-of-Way (5)	86	1	3	2	80
Purchase Obligations:
Fuel, Including Transportation (6)	424	85	119	45	175
Purchased Power	20	20	—	—	—
Transmission	48	19	14	6	9
Renewable Power Purchase Agreements (7)	921	64	126	126	605
RES Performance-Based Incentives (8)	76	8	15	14	39
Acquisition of Springerville Common Facilities (9)	68	—	68	—	—
Other Long-Term Liabilities: (10) (11)
Restricted and Performance-Based Stock Units	9	3	6	—	—
Pension and Other Postretirement Benefits (12)	75	17	12	13	33
Total Contractual Obligations	$4,599	$477	$855	$466	$2,801

(1)	Total long-term debt is not reduced by $11 million of related unamortized debt issuance costs or $3 million of unamortized original issue discount.

(2)	Excludes interest on revolving credit facilities.

(3)
Effective with commercial operation of Springerville Unit 3 in July 2006 and Unit 4 in December 2009, Tri-State and SRP began reimbursing TEP for various operating costs related to the common facilities on an ongoing basis. The common facilities include assets leased by TEP at Springerville. TEP was reimbursed for $6 million of operating costs in 2018 by SRP and Tri-State and does not expect any material changes to the reimbursement amount in 2019. Capital Lease Obligations does not reflect any reduction associated with this reimbursement. The balance of Capital Lease Obligations declines over time as scheduled capital lease payments are made. See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding Capital Lease Obligations.

(4)	Primarily represents leases for land, rail cars, and communication towers with varying terms, provisions, and expiration dates through 2041.

(5)
Have varying terms and provisions and reflect expiration dates through 2054. See Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding Land Easements and Rights-of-Way.

(6)
Excludes TEP’s liability for final mine reclamation costs related to coal mines that supply generation facilities in which TEP has an ownership interest but does not operate as the timing of payments has not been determined. See Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding TEP’s share of reclamation costs.

(7)
TEP enters into long-term renewable PPAs which require TEP to purchase 100% of certain renewable energy generation facilities' output once commercial operation status is achieved. While TEP is not required to make payments under these contracts if power is not delivered, the table above includes estimated future payments based on expected power deliveries. See Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding PPAs.

(8)
TEP has entered into REC agreements to purchase the environmental attributes from retail customers with solar installations. Payments for the RECs are termed Performance-Based Incentives (PBI) and are paid in contractually agreed upon intervals (usually quarterly) based on metered renewable energy production. See Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding PBIs.

(9)
Springerville Common Facilities Leases consist of two leases with initial terms ending January 2021, subject to optional renewal periods of two or more years. TEP may renew the two leases or exercise its remaining fixed-price purchase options. See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding Springerville Common Facilities Leases.

(10)	Excludes Asset Retirement Obligations (ARO) of $72 million expected to occur through 2048.

(11)
Excludes unrecognized tax benefits of $16 million. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities.

(12)
Represents TEP’s expected contributions to pension plans in 2019, expected benefit payments for its unfunded Supplemental Executive Retirement Plan (SERP), and expected other postretirement benefit costs to cover medical and life insurance claims as determined by the plans’ actuaries. Due to the significant impact that returns on plan assets and changes in discount rates might have on payment obligation amounts, other contributions beyond 2019 are excluded.

Off-Balance Sheet Arrangements
Other than the unrecorded contractual obligations in the table above, we do not have any arrangements or relationships with entities that are not consolidated into the financial statements.
Income Tax Position
Tax legislation previously in effect included provisions that made qualified property placed in service before 2018 eligible for bonus depreciation for tax purposes. In addition, the Internal Revenue Service (IRS) had issued guidance related to the treatment of expenditures to maintain, replace, or improve property. These provisions were an acceleration of tax benefits we otherwise would have received over 20 years and created net operating loss carryforwards that are used to offset future taxable income. As a result, we did not pay any federal or state income taxes in 2018. We offset net operating loss carryforwards against taxable income and do not expect to make federal or state income tax payments for the next several years.
Under the TCJA, Alternative Minimum Tax (AMT) credit carryforwards will be refunded if not used to offset federal income tax liabilities. TEP expects to receive refunds of approximately $14 million in 2019, $7 million in 2020, and $3 million in 2021 and 2022.
In 2018, the ACC Refund Order was approved effective May 1, 2018. The refund amount, after the EDIT amortization true-up, totaled $33 million, which was passed back to customers through a bill credit in 2018. Customer bill credits are trued-up annually to reflect actual kWh sales and EDIT amortization. We filed an application with the ACC to establish the 2019 customer refund of $34 million. We will continue to return savings to customers through a combination of a bill credit and a regulatory liability. The customer bill credit will account for 75% of the returned savings in 2019, and 50% of the returned savings in 2020 and through the completion of our next rate case. The portion of savings not returned through a bill credit will be deferred as a regulatory liability and returned to customers through our next rate case, which is expected to be filed in April 2019.
See Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding the TCJA.

Environmental Matters
The EPA regulates the amount of SO2, NOx, CO2, particulate matter, mercury, and other by-products produced by generation facilities. We may incur additional costs to comply with future changes in federal and state environmental laws, regulations, and permit requirements at our generation facilities. Environmental laws and regulations are subject to a range of interpretations, which may ultimately be resolved by the courts. Because these laws and regulations continue to evolve, we are unable to predict the impact they may have on our operations and consolidated financial results. Complying with these changes may reduce operating efficiency and increase capital and operating costs.
We capitalized $9 million in 2018, $33 million in 2017, and $40 million in 2016 in costs incurred to comply with environmental rules and regulations. In addition, we recorded environmental compliance related operations and maintenance expenses of $6 million in 2018, $5 million in 2017 and $6 million in 2016. We expect environmental compliance related capital expenditures of $2 million in 2019 and 2020 and do not expect material environmental compliance related capital expenditures in years 2021 through 2023. TEP will request recovery from its customers of the costs of environmental compliance through cost recovery mechanisms and Retail Rates.

Regional Haze Regulations
The EPA's Regional Haze require emission controls known as Best Available Retrofit Technology (BART) for certain industrial facilities emitting air pollutants that reduce visibility in national parks and wilderness areas. The rule calls for all states to establish goals and emission reduction strategies for improving visibility. States must submit these goals and strategies to the EPA for approval. Because Navajo and Four Corners are located on land leased from the Navajo Nation, they are not subject to state oversight; the EPA oversees regional haze planning for these generation facilities.
In the western United States, Regional Haze BART determinations have focused on controls for NOx, often resulting in a requirement to install Selective Catalytic Reduction (SCR). The BART provisions do not apply to Springerville Units 1 and 2 since they were constructed in the 1980s, after the time frame as designated by the rules. Other provisions of Regional Haze requiring further emission reductions are not likely to impact Springerville operations until after 2021. In December 2016, the EPA signed a final rule, entitled "Protection of Visibility: Amendments to Requirements for State Plans." Among other things, the rule changes the date for submittal of the next Regional Haze implementation plan from 2018 to 2021. Based on recent Regional Haze requirement time frames, TEP anticipates that impacts, if any, to Springerville will likely occur three to five years after the 2021 plan submittal date. TEP cannot predict the ultimate outcome of these matters.
Four Corners Generating Station
In December 2013, APS, on behalf of the co-owners of Four Corners, notified the EPA that they have chosen an alternative BART compliance strategy. As a result, APS closed Units 1, 2, and 3 in December 2013 and agreed to install SCR on Units 4 and 5. TEP owns 7% of Four Corners Units 4 and 5. APS completed the installation of SCR in July 2018. TEP's share of installation costs was approximately $47 million in capital expenditures and $2 million in annual operations and maintenance expenses.
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
Greenhouse Gas Regulation
In August 2015, the EPA issued the CPP limiting CO2 emissions from existing and new fossil fuel-based generation facilities. The CPP establishes state-level CO2 emission rates and mass-based goals that apply to fossil fuel-based generation. The plan targets CO2 emissions reductions for existing facilities by 2030 and establishes interim goals that begin in 2022.
In October 2017, the EPA issued a proposal to repeal the CPP and in December 2017, the EPA issued an Advance Notice of Proposed Rulemaking soliciting information about the intent to replace the CPP with a rule establishing new emissions guidelines.
In August 2018, the EPA published the proposed Affordable Clean Energy (ACE) rule. The proposed rule is meant to replace the CPP and proposes to rebalance the roles between the states and the EPA. Under the proposed rule, the EPA would set emission guidelines based on the Best System of Emission Reduction (BSER) for GHG emissions. The states would then use these emission guidelines to establish standards of performance consistent with the BSER within their jurisdictions considering source specific factors such as the remaining useful life of an individual unit. The proposed ACE rule also includes New Source Review (NSR) reform to incentivize heat-rate improvements that could reduce GHG emissions without triggering costly NSR permit requirements. Only projects that increase a generation facility’s hourly rate of pollutant emissions would be required to undergo a full NSR analysis.
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

Coal Combustion Residuals Regulation
In April 2015, the EPA issued a final rule requiring disposal of coal ash and other coal combustion residuals (CCR) to be managed as a solid waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA Subtitle D) for disposal in landfills and/or surface impoundments. Our share of costs to comply with the rule at Springerville was $2 million. The majority was spent through 2016 on capital expenditures associated with site preparation and installation of the groundwater monitoring well system. We continue to incur additional operating costs for on-going groundwater monitoring and eventual site closure activities. Similarly, we currently estimate our share of costs to be $3 million at Four Corners and $3 million at Navajo. San Juan does not operate any landfills or surface impoundments. San Juan currently disposes of CCR in the surface mine pits of San Juan Mine, adjacent to the plant.
In December 2016, Congress approved the Water Infrastructure Improvements for the Nation (WIIN) Act which authorizes the States to establish permit programs under RCRA for implementing regulation for CCR. In response to the WIIN Act and RCRA rulemaking petitions, the EPA has indicated that it intends to conduct two phases of CCR rule revisions. In July 2018, the EPA signed a Phase 1, Part 1 final rule which: (i) revised groundwater protection standards for rule-specific constituents without maximum containment levels; (ii) incorporated risk-based changes under an EPA-approved state permit program or an EPA permit program; and (iii) extended certain closure deadlines. TEP does not anticipate a material impact on operations or financial results from the first phase, part 1 final rule. The EPA anticipates finalizing the first phase, part 2 in 2019. The second phase is also anticipated to be finalized in 2019.
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
As of December 31, 2018, regulatory liabilities net of regulatory assets on the balance sheet totaled $208 million. There are no current or expected proposals or changes in the regulatory environment that impact our ability to apply accounting guidance for regulated operations. If we conclude, in a future period, that our operations no longer meet the criteria in this guidance, we would reflect our pension and other postretirement plan regulatory assets or liabilities in AOCI and recognize the impact of other regulatory assets and liabilities in the income statement, both of which would be material to our financial statements. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding regulatory matters.
Revenue Recognition
TEP’s retail revenues, which are recognized in the period that electricity is delivered and consumed by customers, include unbilled revenue based on an estimate of kWh delivered at the end of each period. Unbilled revenues are dependent upon a number of factors that require management’s judgment, including estimates of retail sales and customer usage patterns. The unbilled revenue is estimated by comparing the estimated kWh delivered to the kWh billed to our retail customers. The excess of estimated kWh delivered over kWh billed is allocated to the retail customer classes based on estimated usage by each customer class. We then record revenue for each customer class based on the various Retail Rates for each customer class. Due to the seasonal fluctuations of TEP’s actual load, unbilled revenues increase during the spring and summer and decrease during the fall and winter. A provision for uncollectible accounts, associated with retail revenues, is recorded as a component of operations and maintenance expense.
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
A valuation allowance is established against deferred tax assets for which management believes it is more likely than not that the deferred asset will not be realized. In making this judgment, management evaluates all available evidence and gives more weight to objective verifiable evidence. TEP recorded no valuation allowance as of December 31, 2018. See Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding income taxes.
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
Accounting for Asset Retirement Obligations
GAAP requires us to record the fair value of a liability for a legal obligation to retire a long-lived tangible asset in the period in which the liability is incurred. This includes obligations resulting from conditional future events. We incur legal obligations as a result of environmental regulations imposed by State and Federal regulators, contractual agreements, and other factors. To estimate the liability, management must use judgment and assumptions in: (i) determining whether a legal obligation exists to remove assets; (ii) estimating the probability of a future event for a conditional obligation; (iii) estimating the fair value of the cost of removal; estimating when final removal will occur; and (iv) estimating the credit-adjusted risk-free interest rates to be used to discount the future liabilities. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as expense for AROs. TEP primarily defers costs associated with its legal AROs as regulatory assets because these costs are included in depreciation rates approved for recovery by the ACC. Deferred costs are amortized over the life of the underlying asset.
TEP identified legal obligations to retire generation facilities specified in land leases for its jointly-owned Navajo and Four Corners facilities. These stations reside on land leased from the Navajo Nation. The provisions of the leases require the lessees to remove the facilities upon request of the Navajo Nation at expiration of the leases. TEP also has certain environmental obligations at Gila River, Luna, San Juan, Sundt and Springerville. TEP estimates that its share of the AROs to remove the Navajo and Four Corners facilities and settle the Luna, San Juan, Sundt, Gila River, and Springerville environmental and contractual obligations will be approximately $343 million at the retirement dates. Additionally, TEP entered into land lease agreements or land easement agreements with certain land owners for the installation of PV assets. The provisions of the PV land leases or land easements require TEP to remove the PV facilities upon expiration of the agreements. In addition, TEP is required to dispose or recycle the PV assets under the Resource Conservation and Recovery Act. TEP's ARO related to the PV assets is estimated to be approximately $19 million at the retirement dates. No other legal obligations to retire generation plant assets have been identified.
TEP has various transmission and distribution lines that operate under land easements and rights-of-way that contain end dates and may contain site restoration clauses. TEP operates transmission and distribution lines as if they will be operated in perpetuity and will continue to be used or sold without land remediation. As such, there are no AROs for these assets.
The total net present value of TEP's ARO liability was $72 million as of December 31, 2018. ARO liabilities are reported in Regulatory and Other Liabilities—Other on the Consolidated Balance Sheets. See Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding AROs.

Additionally, the authorized depreciation rates for TEP include a component designed to accrue the future costs of retiring assets for which no legal obligations exist. The accumulated balances as of December 31, 2018, represent non-legal ARO accruals, less actual removal costs incurred, net of salvage proceeds realized, and are recorded as a regulatory liability on the balance sheet. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding future cost of removal.
Pension and Other Postretirement Benefit Plan Assumptions
TEP records the underfunded amount for its pension and other postretirement obligations as a liability. Amounts not yet recognized in the income statement are recorded as a regulatory asset or liability to reflect expected recovery or refund of pension and other postretirement obligations through rates charged to retail customers. As the funded status, discount rates, and actuarial facts change, the liability may vary significantly in future years. Key assumptions used include:

•	discount rates used to determine obligations;

•	expected returns on plan assets;

•	compensation increases;

•	mortality assumptions; and

•	healthcare cost trend rates.
Discount Rates
As of December 31, 2018, TEP discounted its future pension plan obligations at 4.5% and its other postretirement plan obligations at a rate of 4.3%. The discount rate for future pension plan and other postretirement plan obligations is determined annually based on the rates currently available on high-quality, non-callable, long-term bonds. The discount rate is based on a corporate yield curve using an average yield between the 60th and 90th percentile of AA-graded U.S. corporate bonds with future cash flows that match the timing and amount of expected future benefit payments.
Expected Returns on Plan Assets
To establish the expected return on assets assumption, TEP reviews the asset allocation and develops return assumptions for each asset class based on advice from an investment consultant and the pension’s actuary that includes both historical performance analysis and forward-looking views of the financial markets. As of December 31, 2018, TEP assumed that its pension plans’ assets would generate a long-term rate of return of 7%.
Compensation Increases
As of December 31, 2018, TEP used a rate of compensation increase of 2.8% to measure pension obligations.
Mortality
The RP-2014 mortality table projected with improvement scale MP-2018 with 15-year convergence and a 0.75% long-term rate was utilized to measure the December 31, 2018 pension obligations, whereas improvement scales MP-2017 was utilized for the December 31, 2017 measurement.
Healthcare Cost Trend Rates
TEP used a current year healthcare cost trend rate range between 6.5% and 7.8% in valuing its other postretirement benefit obligation as of December 31, 2018. This rate reflects both market conditions and historical experience.

Sensitivity Analysis
The table below shows the effect on TEP's 2018 expense and obligation of a 100 basis point change to its assumptions:

	Effect on Expense		Effect on Obligation
	Increase	Decrease	Increase	Decrease
(in millions)	December 31, 2018
Change to Pension
Discount Rate	$(7)	$8	$(56)	$71
Long-Term Rate of Return on Plan Assets	(4)	4	N/A	N/A
Change to Other Postretirement Benefits
Discount Rate	—	1	(7)	9
Long-Term Rate of Return on Plan Assets	—	—	N/A	N/A
Healthcare Cost Trend Rate	1	(1)	7	(6)
In 2019, TEP will incur pension costs of approximately $13 million and other postretirement benefit costs of approximately $5 million. TEP expects to charge approximately $14 million of these costs to operations and maintenance expense, $3 million to capital, and $1 million to other expense. TEP expects to make pension plan contributions of $11 million in 2019. In 2019, TEP expects to make benefit payments to retirees under the retiree benefit plan of approximately $5 million and contributions to the Voluntary Employee Beneficiary Association (VEBA) trust of approximately $1 million, net of distributions.
See Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further details regarding TEP's pension plan and other postretirement benefit plan expenses and obligations.
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
For all commodity derivative instruments that do not meet the normal purchase or normal sale scope exception, we recognize derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. Unrealized gains and losses on commodity derivative contracts entered into for retail customer load are recorded as either a regulatory asset or liability on the balance sheet based on our ability to recover the costs of hedging activities entered into to mitigate energy price risk for retail customers. There are no current or expected proposals or changes in the regulatory environment that impact the probability of future recovery of these assets through the PPFAC mechanism.
The market prices used to determine fair values for TEP’s derivative instruments as of December 31, 2018, are estimated based on various factors including broker quotes, exchange prices, over the counter prices, and time value.
TEP manages the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using a standardized agreement, which allows for the netting of current period exposures to and from a single counterparty.
Interest Rate Swaps
TEP hedges the cash flow risk associated with unfavorable changes in the variable interest rates tied to the London Interbank Offered Rate (LIBOR) on the Springerville Common Facilities lease. As of December 31, 2018, approximately $12 million of variable rate lease debt for the Springerville Common Facilities lease had been hedged through an amortizing interest rate swap expiring in January 2020.

NEW ACCOUNTING STANDARDS ISSUED AND NOT YET ADOPTED
For a discussion of new accounting pronouncements affecting TEP, see Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TEP’s financial statements are exposed to certain market risks that can affect asset and liability fair value, results of operations, and cash flows. TEP's significant market risks are primarily associated with interest rates, commodity and coal prices, and extension of credit to counterparties. TEP may enter into interest rate swaps and financing transactions to manage changes in interest rates. TEP has a Risk Management Committee responsible for the oversight of commodity price risk and credit risk related to wholesale energy marketing and power procurement activities. To limit TEP’s exposure to commodity price risk, the Risk Management Committee sets trading and hedging policies and limits, which are reviewed frequently to respond to constantly changing market conditions. To limit TEP’s exposure to credit risk, the Risk Management Committee reviews counterparty credit exposure as well as credit policies and limits on a regular basis.
Interest Rate Risk
Long-Term Debt
TEP is exposed to interest rate risk resulting from changes in interest rates on certain variable rate debt obligations. TEP has $14 million of variable rate debt outstanding related to the Springerville Common Facilities capital lease obligation as of December 31, 2018. TEP has a fixed-for-floating interest rate swap in place to hedge the floating interest rate risk associated with a portion of the capital lease obligation. The notional amount of the swap was $12 million as of December 31, 2018.
Interest Rate Swap
To adjust the value of TEP’s interest rate swap, classified as a cash flow hedge, to fair value in other comprehensive income (loss), TEP recorded the following net unrealized gains:

(in millions)	2018	2017	2016
Net Unrealized Gains	$—	$1	$1
Credit Facilities
TEP is subject to interest rate risk resulting from changes in interest rates on borrowings under its credit agreement. The interest rate paid on borrowings is variable. Revolving credit borrowings are made on either the basis of a spread over LIBOR or an Alternate Base Rate (ABR). As a result, TEP may experience significant volatility in the rates paid on LIBOR borrowings under its revolving credit facilities.
Commodity and Coal Price Risk
TEP is exposed to market fluctuations in electricity, natural gas and coal prices as a result of its obligation to serve retail customer load in its regulated service territory and long-term wholesale contracts. TEP's load and generating facilities represent substantial underlying commodity positions. Exposure to commodity prices consist primarily of variations in the price of fuel required to generate electricity that is purchased and sold in the retail and wholesale markets. Commodity and coal prices may be subject to significant price changes as supply and demand are impacted by, among other unpredictable factors, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Under the guidance of the Risk Management Committee, TEP mitigates a portion of its commodity price risk through the use of commodity contracts, which include forwards, options, swaps and other agreements, to effectively secure future supply, fix fluctuating commodity prices, or sell future production generally at fixed prices. TEP's exposure to commodity and coal price risk is limited by its ability to include these costs in regulated rates through its PPFAC mechanism, which is subject to review by the ACC. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information related to the PPFAC mechanism.

Certain commodity contracts qualify as derivatives and are recorded at fair value. The changes in fair value of such contracts have a high correlation to price changes in the hedged commodities. The following table shows the changes in fair value of our derivative positions:

(in millions)	2018	2017	2016
Unrealized Net Gain (Loss) Recorded to Regulatory (Assets) Liabilities	$(9)	$(18)	$12
TEP's derivative contracts mature on various dates through 2029. The table below displays the valuation methodologies and maturities of derivative contracts by source of fair value:

	Unrealized Gain (Loss) of TEP’s Hedging Activities
	Maturity 0 – 6 months	Maturity 6 – 12 months	Maturity over 1 yr.	Total Unrealized Gain (Loss)
(in millions)	December 31, 2018
Prices Actively Quoted	$(6)	$(8)	$(11)	$(25)
Sensitivity Analysis of Derivatives
TEP uses sensitivity analysis to measure the potential impact of favorable and unfavorable changes in market prices on the fair value of its derivative contracts. TEP records unrealized gains and losses as either a regulatory asset or liability. As contracts settle, the unrealized gains and losses are reversed and realized gains or losses are recorded to the PPFAC. For TEP's derivatives related to the purchase and sale of electricity, a 10% change in the market price of purchased power would affect unrealized positions reported as a regulatory asset or liability by approximately $1 million; for derivatives related to the natural gas price hedges, a 10% change in the market price of energy would affect unrealized positions reported as a regulatory asset or liability by approximately $33 million.
Coal Supply Agreements
TEP is subject to fuel price risk from changes in the price of coal used to fuel its coal-fired generation facilities. This risk is mitigated through the use of long-term coal supply agreements with limited price movement. Coal agreements expire from 2019 through 2031. TEP expects coal reserves from the supplying mines to be sufficient to fulfill the estimated requirements for each coal-fired generation facility's estimated remaining life. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources and Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.
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
TEP has entered into short-term and long-term transactions related to its wholesale marketing and gas hedging activities with various counterparties. As of December 31, 2018, TEP’s total credit exposure was approximately $23 million. TEP had approximately $3 million of exposure to non-investment grade counterparties.
As of December 31, 2018, TEP had posted no cash collateral nor LOCs as credit enhancements with its counterparties, and held approximately $7 million in collateral from its wholesale counterparties.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholder and the Board of Directors of
Tucson Electric Power Company
Tucson, Arizona

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tucson Electric Power Company and subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholder’s equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
February 14, 2019
We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Tucson Electric Power Company:
We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholder’s equity and cash flows of Tucson Electric Power Company for the year ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Tucson Electric Power Company for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Ernst & Young LLP
Calgary, Canada
February 16, 2017

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Operating Revenues	$1,432,618	$1,340,935	$1,234,995

Operating Expenses
Fuel	351,749	285,551	289,862
Purchased Power	134,914	136,425	85,354
Transmission and Other PPFAC Recoverable Costs	46,595	36,239	23,781
Increase (Decrease) to Reflect PPFAC Recovery Treatment	9,885	(32,660)	21,064
Total Fuel and Purchased Power	543,143	425,555	420,061
Operations and Maintenance	361,963	360,302	353,905
Depreciation	158,310	152,874	146,097
Amortization	26,052	22,255	22,498
Taxes Other Than Income Taxes	55,006	53,623	49,303
Total Operating Expenses	1,144,474	1,014,609	991,864

Operating Income	288,144	326,326	243,131

Other Income (Expense)
Interest Expense	(67,620)	(65,290)	(65,902)
Allowance For Borrowed Funds	3,151	2,078	1,710
Allowance For Equity Funds	8,117	5,322	4,522
Other, Net	(487)	8,995	353
Total Other Income (Expense)	(56,839)	(48,895)	(59,317)

Income Before Income Tax Expense	231,305	277,431	183,814
Income Tax Expense	42,982	100,763	59,376
Net Income	$188,323	$176,668	$124,438
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Comprehensive Income
Net Income	$188,323	$176,668	$124,438
Other Comprehensive Income (Loss)
Net Changes in Fair Value of Cash Flow Hedges:
Net of Income Tax (Expense) Benefit of $(121), $(305), and $(420)	364	485	652
Supplemental Executive Retirement Plan Adjustments:
Net of Income Tax (Expense) Benefit of $(747), $637, and $399	2,026	(2,156)	(643)
Total Other Comprehensive Income (Loss), Net of Tax	2,390	(1,671)	9
Total Comprehensive Income	$190,713	$174,997	$124,447
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net Income	$188,323	$176,668	$124,438
Adjustments to Reconcile Net Income To Net Cash Flows from Operating Activities:
Depreciation Expense	158,310	152,874	146,097
Amortization Expense	26,052	22,255	22,498
Amortization of Debt Issuance Costs	2,339	2,349	2,853
Use of Renewable Energy Credits for Compliance	32,350	25,453	17,618
Deferred Income Taxes	56,066	100,762	59,367
Pension and Other Postretirement Benefits Expense	15,303	16,039	15,338
Pension and Other Postretirement Benefits Funding	(26,673)	(14,430)	(13,459)
Allowance for Equity Funds Used During Construction	(8,117)	(5,322)	(4,522)
FERC Transmission Refund Payable	—	(4,878)	4,878
Changes in Current Assets and Current Liabilities:
Accounts Receivable	(26,729)	(13,219)	7,809
Materials, Supplies, and Fuel Inventory	(2,357)	175	7,627
Regulatory Assets	(4,080)	(3,942)	(12,147)
Accounts Payable and Accrued Charges	33,536	9,790	14,284
Income Taxes Receivable	(13,004)	—	—
Regulatory Liabilities	14,028	(20,227)	18,012
Other, Net	11,879	3,977	14,777
Net Cash Flows—Operating Activities	457,226	448,324	425,468
Cash Flows from Investing Activities
Capital Expenditures	(392,522)	(345,617)	(250,360)
Purchase, Springerville Unit 1 Assets	—	—	(85,000)
Purchase Intangibles, Renewable Energy Credits	(51,327)	(51,179)	(40,949)
Contributions in Aid of Construction	10,817	4,983	3,432
Net Cash Flows—Investing Activities	(433,032)	(391,813)	(372,877)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	171,000	70,000	—
Repayments of Borrowings, Revolving Credit Facility	(206,000)	(35,000)	—
Proceeds from Issuance, Long-Term Debt—Net of Discount	298,869	—	—
Repayments, Long-Term Debt	(136,700)	—	—
Dividends Paid to Parent	(85,000)	(70,000)	(50,000)
Payments of Capital Lease Obligations	(10,930)	(15,571)	(14,079)
Payment of Debt Issuance Costs	(3,265)	(245)	(183)
Contribution from Parent	50,000	—	—
Other, Net	1,078	481	(4,871)
Net Cash Flows—Financing Activities	79,052	(50,335)	(69,133)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	103,246	6,176	(16,542)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	49,501	43,325	59,867
Cash, Cash Equivalents, and Restricted Cash, End of Period	$152,747	$49,501	$43,325
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2018	2017
ASSETS
Utility Plant
Plant in Service	$6,020,469	$5,780,805
Utility Plant Under Capital Leases	248,635	84,870
Construction Work in Progress	258,965	160,288
Total Utility Plant	6,528,069	6,025,963
Accumulated Depreciation and Amortization	(2,293,783)	(2,193,656)
Accumulated Amortization of Capital Lease Assets	(73,646)	(63,605)
Total Utility Plant, Net	4,160,640	3,768,702

Investments and Other Property	50,952	51,260

Current Assets
Cash and Cash Equivalents	138,114	37,701
Accounts Receivable, Net	172,367	137,932
Fuel Inventory	22,783	25,059
Materials and Supplies	107,990	103,981
Regulatory Assets	106,725	93,960
Derivative Instruments	3,929	3,187
Other	25,571	10,777
Total Current Assets	577,479	412,597
Regulatory and Other Assets
Regulatory Assets	293,078	293,551
Derivative Instruments	8,402	8,826
Other	68,656	55,313
Total Regulatory and Other Assets	370,136	357,690
Total Assets	$5,159,207	$4,590,249
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2018	2017
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of December 31, 2018 and 2017)	$1,346,539	$1,296,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	484,277	380,076
Accumulated Other Comprehensive Loss	(4,714)	(6,226)
Total Common Stock Equity	1,819,745	1,664,032
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of December 31, 2018 and 2017)	—	—
Capital Lease Obligations	19,773	28,519
Long-Term Debt, Net	1,615,252	1,354,423
Total Capitalization	3,454,770	3,046,974
Current Liabilities
Current Maturities of Long-Term Debt	—	100,000
Borrowings Under Revolving Credit Facility	—	35,000
Capital Lease Obligations	172,510	10,749
Accounts Payable	133,012	97,367
Accrued Taxes Other than Income Taxes	41,686	40,706
Accrued Employee Expenses	34,339	30,929
Accrued Interest	17,927	14,750
Regulatory Liabilities	95,094	89,024
Customer Deposits	27,650	24,865
Derivative Instruments	18,137	10,667
Other	21,555	18,119
Total Current Liabilities	561,910	472,176
Regulatory and Other Liabilities
Deferred Income Taxes, Net	369,705	300,258
Regulatory Liabilities	512,425	516,438
Pension and Other Postretirement Benefits	117,472	133,799
Derivative Instruments	19,361	17,907
Other	123,564	102,697
Total Regulatory and Other Liabilities	1,142,527	1,071,099

Commitments and Contingencies

Total Capitalization and Other Liabilities	$5,159,207	$4,590,249
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Amounts in thousands)

	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2015	$1,296,539	$(6,357)	$189,317	$(4,564)	$1,474,935
Net Income			124,438		124,438
Other Comprehensive Income, Net of Tax				9	9
Dividends Declared to Parent			(50,000)		(50,000)
Adoption of ASU, Cumulative Effect Adjustment			9,653		9,653
Balances as of December 31, 2016	1,296,539	(6,357)	273,408	(4,555)	1,559,035
Net Income			176,668		176,668
Other Comprehensive Loss, Net of Tax				(1,671)	(1,671)
Dividends Declared to Parent			(70,000)		(70,000)
Balances as of December 31, 2017	1,296,539	(6,357)	380,076	(6,226)	1,664,032
Net Income			188,323		188,323
Other Comprehensive Income, Net of Tax				2,390	2,390
Dividends Declared to Parent			(85,000)		(85,000)
Contribution from Parent	50,000				50,000
Adoption of ASU, Cumulative Effect Adjustment			878	(878)	—
Balances as of December 31, 2018	$1,346,539	$(6,357)	$484,277	$(4,714)	$1,819,745
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
Certain amounts from prior periods have been reclassified to conform to the current year presentation. Most notably, TEP combined captions on the Consolidated Statements of Income by reclassifying similar line items into a single line item as follows:

	As Filed	Amount Reclassified	As Reclassified	As Filed	Amount Reclassified	As Reclassified
(in thousands)	Year Ended December 31, 2017			Year Ended December 31, 2016
Other Income (Deductions)
Interest Income	$742	$(742)	$—	$111	$(111)	$—
Other Income	14,128	(14,128)	—	5,636	(5,636)	—
Other Expense	(3,344)	3,344	—	(3,019)	3,019	—
Appreciation in Value of Investments	2,791	(2,791)	—	2,147	(2,147)	—
Allowance For Equity Funds	—	5,322	5,322	—	4,522	4,522
Other, Net	—	8,995	8,995	—	353	353

Interest Expense
Long-Term Debt	62,018	(62,018)	—	62,015	(62,015)	—
Capital Leases	2,554	(2,554)	—	3,356	(3,356)	—
Other Interest Expense	718	(718)	—	531	(531)	—
Interest Capitalized	(2,078)	2,078	—	(1,710)	1,710	—
Allowance For Borrowed Funds	—	(2,078)	(2,078)	—	(1,710)	(1,710)
Interest Expense	—	65,290	65,290	—	65,902	65,902
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of December 31, 2018, the carrying amount of assets and liabilities in the balance sheet that relates to variable interests under long-term PPAs is predominantly related to working capital accounts and generally represents the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as the Company would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.
NEW ACCOUNTING STANDARDS ISSUED AND ADOPTED
The following new authoritative accounting guidance issued by the Financial Accounting Standards Board (FASB) has been adopted as of January 1, 2018. Unless otherwise indicated, adoption of the new guidance in each instance had an insignificant impact on TEP’s financial position, results of operations, cash flows, and disclosures.
Revenue from Contracts with Customers
TEP adopted accounting guidance that requires recognition of revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the company expects to be entitled. The Company continues to recognize revenue for tariff-based sales to retail and wholesale customers, which represent TEP’s primary source of revenue, as power is delivered. TEP adopted the new guidance using the modified retrospective approach. There was no adjustment identified or recorded to the opening balance of retained earnings on adoption. The Company applied the new revenue guidance to contracts with customers that were not completed at the date of initial application, January 1, 2018. The new guidance requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. See Note 4 for additional disclosure related to TEP's operating revenues.
Compensation—Retirement Benefits
TEP adopted accounting guidance that requires an employer to disaggregate the service cost component from the other components of net periodic benefit cost. TEP no longer capitalizes the non-service cost components of net periodic benefit cost as part of inventory or plant in service and presents non-service costs in Other, Net on the Consolidated Statements of Income.
Derivatives and Hedging
TEP early adopted accounting guidance that simplifies the application of hedge accounting through changes to both the designation and measurement guidance and is intended to enable the Company to better portray the economics of its risk management activities in its financial statements.
Reclassification of Certain Tax Effects
TEP early adopted accounting guidance that permits reclassification of certain tax effects resulting from the TCJA from AOCI to retained earnings. TEP applied the guidance as of the beginning of the period of adoption. On adoption, TEP recorded a one-time reclassification of $1 million from Accumulated Other Comprehensive Loss to Retained Earnings on the Consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheets as a result of income tax effects due to the reduction in the U.S. federal statutory tax rate. See Note 13 for additional disclosure related to the TCJA.
NEW ACCOUNTING STANDARDS ISSUED AND NOT YET ADOPTED
The following new authoritative accounting guidance issued by the FASB has not yet been adopted and reflected in TEP’s financial statements as of December 31, 2018. Unless otherwise indicated, TEP is currently assessing the impacts such guidance may have (which could be material) on TEP’s financial position, results of operations, cash flows, and disclosures, as well as the potential to early adopt where applicable. Updates not listed below were assessed and either determined to not be applicable or are expected to have an insignificant impact on TEP’s financial position, results of operations, cash flows, and disclosures.
Leases
In February 2016, the FASB issued an ASU that requires lessees to recognize a lease liability, initially measured at the present value of future lease payments, and a right-of-use asset for all leases with a lease term greater than 12 months. The new lease standard also requires additional quantitative and qualitative disclosures for both lessees and lessors. The standard was effective for periods beginning January 1, 2019, and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as an adjustment to retained earnings as of the date of initial application. TEP adopted this ASU on January 1, 2019, applied the transition provisions of the new standard as of the adoption date, and will not retrospectively adjust prior periods.
TEP elected a package of practical expedients that allowed it to not reassess: (i) whether existing contracts are or contain a lease; (ii) the lease classification of existing leases; or (iii) the initial direct costs for existing leases. In addition, TEP elected a practical expedient that permitted entities to not evaluate existing land easements that were not previously accounted for as leases. The new lease guidance will be applied on a prospective basis to all new or modified land easements after January 1, 2019. Finally, TEP utilized the hindsight practical expedient in transition to determine the lease term.
TEP’s leasing activities accounted for as operating leases primarily relate to rail cars, land, and communication towers. Adoption of the ASU resulted in recognition of additional right-of-use assets and lease liabilities of approximately $8 million. The Company does not expect the new ASU to affect its results of operations or cash flows.
During the implementation process, TEP planned modifications to its processes and control activities related to gathering contracts and contract review requirements associated with accounting for leases.
Internal-Use Software
In August 2018, the FASB issued an ASU that clarifies accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. Under the new guidance, customers apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The ASU also provides specific requirements for the classification and presentation of the capitalized implementation costs and the related amortization of those costs. The standard is effective for periods beginning January 1, 2020, and should be applied either retrospectively or prospectively after the date of adoption. TEP early adopted this ASU prospectively effective January 1, 2019.
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
Because these estimates involve judgments based upon management's evaluation of relevant facts and circumstances, actual results may differ from these estimates.
Asset Retirement Obligations
TEP has identified legal AROs related to the retirement of certain generation assets as a result of environmental regulations, decommissioning agreements, and land leases or land easement agreements. Liabilities are recorded for legal AROs in the period in which they are incurred if it can be reasonably estimated. When a new obligation is recorded, the cost of the liability

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is capitalized by increasing the carrying amount of the related long-lived asset. The increase in the liability due to the passage of time is recorded by recognizing accretion expense in Operations and Maintenance Expense on the Consolidated Statements of Income. Capitalized cost is depreciated over the useful life of the related asset or, when applicable, the term of the lease. TEP primarily defers the accretion and depreciation expense associated with its legal AROs into a regulatory asset or liability account based on the ACC approval of these costs in its depreciation rates.
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
RESTRICTED CASH
Restricted cash includes cash balances restricted regarding withdrawal or usage based on contractual or regulatory considerations. The following table presents the line items and amounts of cash, cash equivalents, and restricted cash reported on the balance sheet and reconciles their sum to the cash flow statement:

	Years Ended December 31,
(in millions)	2018	2017	2016
Cash and Cash Equivalents	$138	$38	$36
Restricted Cash included in:
Investments and Other Property	14	11	7
Current Assets, Other	1	1	—
Total Cash, Cash Equivalents, and Restricted Cash	$153	$50	$43
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

	Years Ended December 31,
(in millions)	2018	2017	2016
Beginning of Period	$5	$5	$27
Additions Charged to Cost and Expense	3	3	4
Write-offs	(3)	(3)	(3)
Provision for Springerville Unit 1, Third-Party Owners	—	—	(23)
End of Period	$5	$5	$5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allowance for doubtful accounts decreased in 2016 due to the settlement and release of asserted claims between TEP and the Third-Party Owners related to Springerville Unit 1. See Note 8 for additional information regarding the settlement of the Third-Party Owners' claims.
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
UTILITY PLANT
Utility plant includes the business property and equipment that supports electric service, consisting primarily of generation, transmission, and distribution facilities. Utility plant is reported at original cost. Original cost includes materials and labor, contractor services, construction overhead (when applicable), and AFUDC, less contributions in aid of construction.
The cost of repairs and maintenance, including planned generation overhauls, are expensed to Operations and Maintenance Expense on the Consolidated Statements of Income as costs are incurred.
When TEP retires a unit of regulated property, accumulated depreciation is reduced by the original cost plus removal costs less any salvage value. There is no impact to the income statement.
AFUDC and Capitalized Interest
AFUDC reflects the cost of debt and equity funds used to finance construction and is capitalized as part of the cost of regulated utility plant. AFUDC amounts are capitalized and amortized through depreciation expense as a recoverable cost in Retail Rates. The capitalized interest that relates to debt is recorded in Allowance For Borrowed Funds on the Consolidated Statements of Income. The capitalized cost for equity funds is recorded in Allowance For Equity Funds on the Consolidated Statements of Income.
The average AFUDC rates on regulated construction expenditures are included in the table below:

	2018	2017	2016
Average AFUDC Rates	7.12%	7.31%	7.47%
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
Below are the summarized average annual depreciation rates for all utility plant:

	2018	2017	2016
Average Annual Depreciation Rates	3.13%	2.97%	2.85%
Utility Plant Under Capital Leases
TEP finances a portion of the Springerville Common Facilities with capital leases. In addition, TEP has a Tolling PPA related to Gila River Unit 2 that is accounted for as a capital lease. Capital lease expense related to Gila River Unit 2 is recorded in Purchased Energy on the Consolidated Statements of Income. Capital lease expense related to Springerville Common Facilities is recorded in Amortization Expense and Interest Expense on the Consolidated Statements of Income. See Note 3 for additional information regarding utility plant and Note 7 for additional information related to the terms of these transactions.
Computer Software and Cloud Computing Costs
Costs incurred to purchase and develop internal use computer software and cloud computing arrangements that include a software license are capitalized and amortized over the estimated economic life of the product. If the associated software is no longer useful or impaired, the carrying value is reduced and recorded as an expense on the income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EVALUATION OF ASSETS FOR IMPAIRMENT
Long-lived assets and investments are evaluated for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. If estimated future undiscounted cash flows are less than the carrying amount, the Company estimates the fair value and records an impairment for the amount by which the carrying value exceeds the fair value. For these estimates, TEP may consider data from multiple valuation methods, including data from market participants. The Company exercises judgment to: (i) estimate the future cash flows and the useful lives of long-lived assets; and (ii) determine the Company’s intent to use the assets. TEP’s intent to use or dispose of assets is subject to re-evaluation and can change over time.
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
TEP has certain contracts with variable transaction pricing that require it to estimate the resulting variable consideration. TEP's variable consideration includes revenues that are subject to refund. TEP estimates variable consideration at the most likely amount to which the Company expects to be entitled and recognizes a refund liability until TEP is certain that the Company will be entitled to the consideration. The Company includes estimated amounts of variable consideration in the transaction price to the extent it is probable that changes in its estimate will not result in significant reversals of revenue in subsequent periods. See Note 4 for the disaggregation of TEP's Operating Revenues.
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
RENEWABLE ENERGY AND ENERGY EFFICIENCY PROGRAMS
The ACC’s RES requires Arizona regulated utilities to increase their use of renewable energy each year until it represents at least 15% of their total annual retail energy requirements by 2025, with DG accounting for 30% of the annual renewable energy requirement. Arizona utilities must file an annual RES implementation plan for review and approval by the ACC. The approved costs of carrying out this plan are recovered from retail customers through the RES surcharge. The associated lost revenues attributable to meeting DG targets are partially recovered through the LFCR mechanism.
TEP is required to implement cost-effective DSM programs to comply with the ACC’s EE Standards. The EE Standards provide regulated utilities a DSM surcharge to recover from retail customers the costs to implement DSM programs. The EE Standards require increasing annual targeted retail kWh savings equal to 22% by 2020. The associated lost revenues attributable to meeting these targets are partially recovered through the LFCR mechanism.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Any RES or DSM surcharges collected above or below the costs incurred to implement the plans are deferred and reflected in the balance sheet as a regulatory liability or asset. TEP recognizes RES and DSM surcharge revenue in Operating Revenues on the Consolidated Statements of Income in amounts necessary to offset recognized qualifying expenditures.
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
When RECs are purchased, TEP records the cost of the RECs (an indefinite-lived intangible asset) as other assets and a corresponding regulatory liability to reflect the obligation to use the RECs for future RES compliance. When RECs are reported to the ACC for compliance with RES requirements, TEP recognizes purchased power expense and other revenues in an equal amount. See Note 2 for additional information regarding regulatory matters. The table below does not include PBI activity and summarizes the balance of TEP's RECs which are included in Regulatory and Other Assets—Other on the Consolidated Balance Sheets:

	December 31,
(in millions)	2018	2017
Beginning of Period	$42	$24
Purchased	45	43
Used for Compliance	(32)	(25)
End of Period	$55	$42
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
INCOME TAXES
Due to the difference between GAAP and income tax laws, many transactions are treated differently for income tax purposes than for financial statement presentation purposes. Temporary differences are accounted for by recording deferred income tax assets and liabilities on the balance sheet. These assets and liabilities are recorded using enacted income tax rates expected to be in effect when the deferred tax assets and liabilities are realized or settled. TEP reduces deferred tax assets by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or the entire deferred income tax asset, will not be realized.
Tax benefits are recognized when it is more likely than not that a tax position will be sustained upon examination by the tax authorities based on the technical merits of the position. The tax benefit recorded is the largest amount that is more than 50% likely to be realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Interest expense accruals relating to income tax obligations are recorded in Interest Expense on the Consolidated Statements of Income.
TEP accounts for federal energy credits generated prior to 2012 using the grant accounting model. The credit is treated as deferred revenue, which is recognized over the depreciable life of the underlying asset. The deferred tax benefit of the credit is treated as a reduction to income tax expense in the year the credit arises. Federal energy credits generated since 2012 are deferred as regulatory liabilities and amortized as a reduction in income tax expense over the tax life of the underlying asset. Income tax expense attributable to the reduction in tax basis is accounted for in the year the federal energy credit is generated and is deferred as a regulatory asset. TEP had $6 million and $7 million in federal energy credits as of December 31, 2018 and 2017, respectively. All other federal and state income tax credits are treated as a reduction to income tax expense in the year the credit arises.
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
Pension and other postretirement benefit expenses are determined by actuarial valuations based on assumptions that the Company evaluates annually. See Note 9 for additional information regarding the employee benefit plans.
FAIR VALUE
As defined under GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. Different valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange, and not under duress. Nonperformance or credit risk is considered in determining fair value. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange. See Note 12 for additional information regarding fair value.
DERIVATIVE INSTRUMENTS
The Company uses various physical and financial derivative instruments, including forward contracts, financial swaps, and call and put options, to: (i) meet forecasted load and reserve requirements; (ii) reduce exposure to energy commodity price volatility; and (iii) hedge interest rate risk exposure. Derivative instruments that do not meet the normal purchase or normal sale scope exception are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.
Commodity derivatives used in normal business operations that are settled by physical delivery, among other criteria, are eligible for, and may be designated as, normal purchases or normal sales. Normal purchases or normal sales contracts are not recorded at fair value and settled amounts are recognized as cost of fuel, energy, and capacity on the income statement.
For derivatives designated as hedging contracts, TEP formally assesses, at inception, whether the hedging contract is highly effective in offsetting changes in the hedged item. Also, TEP formally documents hedging activity by transaction type and risk management strategy.
For derivatives not designated as hedging contracts, the settled amount is generally included in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of inclusion in regulated rates are recorded as regulatory assets and liabilities. See Note 12 for additional information regarding derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. REGULATORY MATTERS
The ACC and the FERC each regulate portions of utility accounting practices and rates of TEP. The ACC regulates rates charged to retail customers, the siting of generation and transmission facilities, the issuance of securities, transactions with affiliated parties, and other utility matters. The ACC also enacts other regulations and policies that can affect the Company's business decisions and accounting practices. The FERC regulates terms and prices of transmission services and wholesale electricity sales.
TEP RATE CASE
Provisions of the 2017 Rate Order, which were effective February 27, 2017, included, but are not limited to:

•	a non-fuel base rate increase of $81.5 million; and

•	adoption of TEP's proposed depreciation and amortization rates, which included a reduction in the depreciable life for San Juan Unit 1.
The ACC deferred matters related to net metering and rate design for new DG customers to a second phase of TEP's rate case (Phase 2).
Phase 2 Order
On September 20, 2018, the ACC issued an order related to Phase 2 proceedings. The Phase 2 Order established, among other things, an export rate that replaced net metering. Residential and small commercial customers who apply to interconnect their solar generation systems to TEP's distribution system after the date of the order will no longer qualify for net metering. Customers who applied before the date of the order, and complete interconnection within a specified time frame, were grandfathered under previous net metering rules for a period of 20 years from the date of interconnection of their solar generation system.
Provisions of the Phase 2 Order for new DG customers include:

•	an option to select from existing Time-of-Use rate schedules;

•	a monthly bill credit for customer excess solar generation exported to TEP's grid calculated using an export rate approved by the ACC; and

•
an annual update to the export rate based on TEP's actual solar PPA and generation facilities costs, which are expected to decline. The export rate at the time of customers' applications to interconnect will be locked for 10 years. The initial export rate was set at 9.64 cents per kWh.

FEDERAL TAX LEGISLATION
Arizona Corporation Commission
In December 2017, the ACC opened a docket requesting that all regulated utilities submit proposals to address passing the benefits of the TCJA through to customers. In 2018, the ACC approved the ACC Refund Order effective May 1, 2018. The refund represents the reduction in the federal corporate income tax rate and an estimate of EDIT amortization trued up annually for actuals. The refund amount, after the EDIT amortization true-up, totaled $33 million. The 2018 bill credit was designed to return the refund amount to customers based on forecasted kWh sales for the calendar year 2018. Any over or under collected amounts are deferred to a regulatory liability or asset and will be used to adjust the 2019 bill credit amounts.
The table below summarizes the regulatory asset (liability) balance related to the ACC Refund Order:

Year Ended December 31,
(in millions)	2018
Beginning of Period	$—
ACC Approved Refund (Reduction in Operating Revenues)	(33)
Amount Returned to Customers Through Bill Credits	37
End of Period	$4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer bill credits are trued-up annually to reflect actuals for kWh sales and EDIT amortization. TEP filed an application with the ACC to establish the 2019 customer refund of $34 million. The refund will be returned to customers through a combination of a customer bill credit and a regulatory liability in 2019.
See Note 13 for additional information regarding the TCJA.
Federal Energy Regulatory Commission
In 2018, the FERC issued the FERC Refund Order. TEP submitted a proposal for an overall transmission rate reduction of approximately 5.3%, reflecting the lower federal tax rate, effective March 21, 2018 which was approved by the FERC. As a result, TEP recognized a reduction in Operating Revenues on the Consolidated Statements of Income of $1 million in 2018.
In addition, the FERC issued a NOPR regarding the effect of the TCJA and related EDIT amortization. TEP cannot predict the final outcome of the NOPR or the impact on TEP's financial statements.
See Note 13 for additional information regarding the TCJA.
COST RECOVERY MECHANISMS
TEP has received regulatory decisions that allow for more timely recovery of certain costs through the recovery mechanisms described below.
Purchased Power and Fuel Adjustment Clause
TEP's PPFAC rate is adjusted annually each April 1st for the subsequent 12-month period unless modified by the ACC. The PPFAC rate includes: (i) a forward component which is calculated by taking the difference between forecasted fuel and purchased power costs and the amount of those costs established in Retail Rates; and (ii) a true-up component that reconciles the difference between actual costs and those recovered in the preceding 12-month period.
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Years Ended December 31,
(in millions)	2018	2017
Beginning of Period	$(9)	$(38)
Deferred Fuel and Purchased Power Costs	2	14
PPFAC Refunds (Recoveries) (1)	(10)	15
End of Period	$(17)	$(9)

(1)	The ACC approved a PPFAC credit to begin returning the over-collected PPFAC balance to customers for the period of March 2017 through April 2018.
Environmental Compliance Adjustor
The Environmental Compliance Adjustor (ECA) allows for the recovery of capital carrying costs and incremental operations and maintenance costs related to environmental investments, provided that they are not already recovered in base rates or recovered through another commission-approved mechanism.
The eligible costs for the ECA are subject to a cap equal to 0.5% of total annual retail revenue. The Company recognized $3 million in 2018 and $1 million in both 2017 and 2016 related to the return on company-owned environmental investments included in Operating Revenues on the Consolidated Statements of Income.
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
In January 2018, the ACC approved TEP's 2018 RES implementation plan with a budget amount of $54 million. The recovery funds the following: (i) the above market cost of renewable power purchases; (ii) previously awarded incentives for customer-installed DG; and (iii) various other program costs. In 2018, TEP recognized $1 million of revenue as a return on company-owned solar projects. The return on company-owned solar projects is included in Operating Revenues on the Consolidated Statements of Income. TEP is no longer requesting recovery on company-owned solar projects through the RES mechanism

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and plans to request recovery of these types of costs through its rate case process. As part of the Phase 2 Order, the ACC approved a separate residential community solar program for TEP.
In July 2018, TEP submitted its application for approval of the 2019 RES implementation plan with a budget amount of $55 million. The Company cannot predict when the ACC will consider its 2019 RES implementation plan.
In 2018, the percentage of TEP's retail kWh sales attributable to the RES was approximately 14%, exceeding the overall 2018 RES requirement of 8%. The ACC approved a waiver of the 2018 DG requirement.
Energy Efficiency Standards
Under the EE Standards, the ACC requires electric utilities to implement cost-effective programs to reduce customers' energy consumption. The EE Standards require increasing cumulative annual targeted retail kWh savings equal to 22% by 2020. As of December 31, 2018, TEP’s cumulative annual energy savings were approximately 16%.
TEP is required to implement cost-effective DSM programs to comply with the ACC’s EE Standards. The EE Standards provide regulated utilities a DSM surcharge to recover from retail customers the costs to implement DSM programs, as well as an annual performance incentive. TEP records its annual DSM performance incentive for the prior calendar year in the first quarter of each year. TEP recorded $2 million in each of 2018, 2017, and 2016 related to the performance incentive in Operating Revenues on the Consolidated Statements of Income.
TEP is currently operating under the ACC approved 2016 energy efficiency implementation plan. On February 6, 2019, the ACC approved TEP’s 2018 energy efficiency implementation plan with a budget of approximately $23 million, which will be collected through the DSM surcharge.
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
TEP recorded regulatory assets and recognized LFCR revenues of $26 million in 2018, $22 million in 2017, and $18 million in 2016. LFCR revenues are included in Operating Revenues on the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded in the balance sheet are summarized in the table below:

	Remaining Recovery Period (years)	December 31,
($ in millions)		2018	2017
Regulatory Assets
Pension and Other Postretirement Benefits (Note 9)	Various	$126	$126
Early Generation Retirement Costs (1)	Various	72	84
Income Taxes Recoverable through Future Rates (2)	Various	47	40
Lost Fixed Cost Recovery	2	35	29
Final Mine Reclamation and Retiree Healthcare Costs (3)	20	29	31
Derivatives (Note 12)	11	27	18
Property Tax Deferrals (4)	1	23	24
Springerville Unit 1 Leasehold Improvements (5)	5	11	14
Other Regulatory Assets	Various	30	22
Total Regulatory Assets		400	388
Less Current Portion	1	107	94
Total Non-Current Regulatory Assets		$293	$294

Regulatory Liabilities
Income Taxes Payable through Future Rates (2)	Various	$354	$353
Net Cost of Removal (6)	Various	171	180
Renewable Energy Standard	Various	52	44
Purchased Power and Fuel Adjustment Clause	1	17	9
Deferred Investment Tax Credits (7)	Various	7	14
Other Regulatory Liabilities	Various	6	5
Total Regulatory Liabilities		607	605
Less Current Portion	1	95	89
Total Non-Current Regulatory Liabilities		$512	$516

(1)
Includes the NBV and other related costs of Navajo and Sundt Units 1 and 2 reclassified from Utility Plant, Net on the Consolidated Balance Sheets due to the planned early retirement of the facilities. As of December 31, 2018, Navajo and Sundt Units 1 and 2 are being fully recovered in base rates using various useful lives through 2030. See Note 3 for additional information related to the planned early retirement of Navajo and Sundt Units 1 and 2.

(2)
Amortized over the life of the assets. The balances include changes related to the revaluation of tax assets and liabilities as a result of the TCJA. See Note 1 and Note 13 for additional information regarding income taxes.

(3)
Represents costs associated with TEP’s jointly-owned facilities at San Juan, Four Corners, and Navajo. TEP recognizes these costs at future value and is permitted to fully recover these costs on a pay-as-you-go basis through the PPFAC mechanism. The majority of final mine reclamation costs are expected to occur through 2038.

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

(7)	Represents federal energy credits generated after 2011 that are amortized over the tax life of the underlying asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
FERC COMPLIANCE
In 2016, the FERC issued orders relating to certain late-filed TSAs, which resulted in TEP recording a liability and paying time-value refunds to the counterparties of these TSAs. In May 2017, the FERC informed TEP that the related investigation was closed. See Note 8 for additional information related to FERC compliance associated with these transmission contracts.
IMPACTS OF REGULATORY ACCOUNTING
If TEP determines that it no longer meets the criteria for continued application of regulatory accounting, TEP would be required to write off its regulatory assets and liabilities related to those operations not meeting the regulatory accounting requirements. Discontinuation of regulatory accounting could have a material impact on TEP's financial statements.

NOTE 3. UTILITY PLANT AND JOINTLY-OWNED FACILITIES
UTILITY PLANT
The following table shows Plant in Service on the Consolidated Balance Sheets by major class:

	Annual Depreciation Rate (4)	Average Remaining Life in Years (4)	December 31,
($ in millions)			2018	2017
Plant in Service
Generation Plant	3.19%	24	$2,667	$2,548
Transmission Plant	1.48%	31	1,010	1,001
Distribution Plant	1.56%	35	1,692	1,632
General Plant	5.89%	11	409	389
Intangible Plant, Software Costs, and Other (1)	Various	Various	239	207
Plant Held for Future Use	—	—	3	4
Total Plant in Service (2)			$6,020	$5,781

Utility Plant Under Capital Leases (3)			$249	$85

(1)
Primarily represents computer software. Unamortized computer software costs were $73 million and $59 million as of December 31, 2018 and 2017, respectively. The amortization of computer software costs was $24 million in 2018, $19 million in 2017, and $17 million in 2016. Computer software is being amortized over its expected useful life ranging from three to five years for smaller application software and average remaining life of three years for large enterprise software.

(2)	Includes plant acquisition adjustments of $(134) million as of December 31, 2018 and 2017.

(3)	In May 2018, TEP recorded capital lease obligations related to the Tolling PPA. See Note 7 for additional information regarding the Tolling PPA and Springerville leases.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Utility Plant Under Capital Leases
All assets included in Utility Plant Under Capital Leases are used in generation operations and amortized over the primary lease term. The following table shows the amount of lease expense incurred for capital leases:

	Years Ended December 31,
(in millions)	2018	2017	2016
Lease Expense
Interest Expense included in:
Interest Expense, Capital Leases	$2	$3	$3
Operating Expenses, Fuel	8	—	—
Amortization of Capital Lease Assets included in:
Operating Expenses, Amortization	6	6	5
Total Lease Expense	$16	$9	$8
Springerville Acquisition
In December 2017, TEP purchased an undivided interest in the Springerville Common Facilities. As of December 31, 2018, Utility Plant Under Capital Leases represented 32.2% undivided interests in certain Springerville Common Facilities. See Note 7 for additional information regarding the Springerville capital lease purchases.
JOINTLY-OWNED FACILITIES
As of December 31, 2018, TEP was a participant in the following jointly-owned generation facilities and transmission systems:

(in millions)	Ownership Percentage (1)	Plant in Service	Construction Work in Progress	Accumulated Depreciation	Net Book Value
San Juan Unit 1	50.0%	$290	$1	$134	$157
Four Corners Units 4 and 5	7.0%	173	2	76	99
Luna	33.3%	58	—	4	54
Gila River Unit 3	75.0%	204	4	67	141
Gila River Common Facilities	18.8%	25	—	9	16
Springerville Coal Handling Facilities	83.0%	208	—	86	122
Transmission Facilities	Various	532	13	290	255
Total		$1,490	$20	$666	$844

(1)	TEP also has a 7.5% ownership interest in Navajo. Navajo's NBV is classified as a regulatory asset. See Note 2 for additional information related to Navajo's NBV.
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
Sundt Generating Station
In 2018, TEP's PDEQ Application was approved. Under the project outlined in the PDEQ Application, TEP will place in service 10 natural gas RICE units with a total nominal generation capacity of 190 MW. The RICE units are scheduled for commercial operation by the end of the first quarter of 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consistent with the approved PDEQ Application, TEP plans to early retire Sundt Units 1 and 2 prior to start-up of the first RICE unit. TEP is currently recovering capital and operating costs for Sundt Units 1 and 2 in base rates using useful lives of 2028 and 2030, respectively.
ASSET RETIREMENT OBLIGATIONS
The accrual of AROs is primarily related to generation and PV assets and is included in Regulatory and Other Liabilities—Other on the Consolidated Balance Sheets. The following table reconciles the beginning and ending aggregate carrying amounts of ARO accruals on the Consolidated Balance Sheets:

	December 31,
(in millions)	2018	2017
Beginning of Period	$46	$33
Liabilities Incurred (1)	10	3
Liabilities Settled	—	(1)
Regulatory Deferral/Accretion Expense	3	2
Revisions to the Present Value of Estimated Cash Flows (2)	13	9
End of Period	$72	$46

(1)	Primarily related to closure of the ash landfill at Springerville.

(2)	Primarily related to changes in expected cost estimates for certain generation facilities.

NOTE 4. REVENUE
TEP earns the majority of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. Most of the Company's contracts have a single performance obligation, the delivery of power. TEP has certain contracts with variable transaction pricing that require it to estimate the expected consideration. As of December 31, 2018, TEP's variable consideration included revenues that are subject to refund.
DISAGGREGATION OF REVENUES
The following table presents the disaggregation of TEP’s Operating Revenues on the Consolidated Statements of Income by type of service:

	Years Ended December 31,
(in millions)	2018	2017	2016
Retail	$1,022	$1,017	$969
Wholesale	238	152	106
Other Services	100	103	109
Revenues from Contracts with Customers	1,360	1,272	1,184
Alternative Revenues	28	24	20
Other	45	45	31
Total Operating Revenues	$1,433	$1,341	$1,235
Retail Revenues
TEP’s tariff-based sales to residential, commercial, and industrial customers are regulated by the ACC and recognized when power is delivered at the amount of consideration that the Company expects to receive in exchange. Retail Revenues include an estimate for unbilled revenues from service that has been provided but not billed by the end of an accounting period. At the end of the month, amounts of power delivered since the last meter reading are estimated and the corresponding unbilled revenue is calculated using anticipated Retail Rates. Unbilled revenues are dependent upon a number of factors that require management’s judgment including estimates of retail sales, customer usage patterns, and pricing. Once the usage is estimated, TEP applies the anticipated rate and records revenue. Unbilled revenues increase during the spring and summer months and decrease during the fall and winter months due to the seasonal fluctuations of TEP’s actual load. The timing of revenue recognition, billings, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash collections results in billed and unbilled accounts receivable balances on the balance sheet. See Note 5 for components of Accounts Receivable, Net on the Consolidated Balance Sheets.
In January 2018, TEP began to recognize a provision for revenues subject to refund, which reduced operating revenues, and a current regulatory liability for savings expected to be returned to customers from the Company’s federal income tax reduction under the TCJA. In April 2018, the ACC approved the ACC Refund Order effective May 1, 2018. As a result of the ACC Refund Order, the Company returned savings to customers through a bill credit. See Note 2 for more information regarding the ACC Refund Order.
Wholesale Revenues
TEP’s operations include the wholesale marketing of electricity and transmission to other utilities and power marketers, which may include capacity, power, transmission, and ancillary services. When TEP promises to provide distinct services within a contract, the Company identifies one or more performance obligations. The Company recognizes revenue for wholesale and transmission sales at FERC-approved rates based on demand (for capacity) or the reading of meters (for power). For contracts with multiple performance obligations, all deliverables are eligible for recognition in the month of production; therefore, it is not necessary to allocate the transaction price among the identified performance obligations. For purchased power and wholesale sales contracts that are settled financially, TEP nets the purchased power contracts with the sales contracts and reflects the amount in Operating Revenues on the Consolidated Statements of Income.
In March 2018, the FERC issued the FERC Refund Order. In May 2018, TEP responded to the FERC Refund Order and proposed an overall transmission rate reduction. As a result, TEP began accruing a current regulatory liability and reduction in wholesale revenues. In November 2018, the FERC approved TEP's proposed revisions to its stated transmission rates. The related revenue subject to refund recorded did not have a material impact on TEP's financial position or results of operations. See Note 2 for more information regarding the FERC Refund Order.
Other Services Revenues
Other Services Revenues primarily include fees earned as operator of Springerville Units 3 and 4, miscellaneous service-related revenues, and reimbursement of various operating expenses for the use of the Springerville Common Facilities by Springerville Units 3 and 4 and the Springerville Coal Handling Facilities by Springerville Unit 3. As the operating agent for Springerville Units 3 and 4, TEP may be required to refund its monthly fee based on unit availability. When TEP recognizes revenue for reimbursement of Springerville Common Facilities and Springerville Coal Handling Facilities' operating expenses, the associated expenses are recorded in their respective line items on the income statement based on the nature of services provided.
Alternative Revenues
Alternative revenue programs allow utilities to adjust future rates in response to past activities or completed events if certain criteria established by a regulator are met. TEP has identified its LFCR mechanism and DSM performance incentive as alternative revenues. The LFCR mechanism provides for recovery of certain non-fuel costs that would go unrecovered due to reduced retail kWh sales as a result of implementing ACC-approved energy efficiency programs and customer-installed DG. The LFCR surcharge is assessed as a percentage of the customer’s bill. Revenue recognition related to the LFCR mechanism creates a regulatory asset until such time as the revenue is collected. For recovery of the LFCR regulatory asset, TEP is required to file an annual LFCR adjustment request with the ACC for the LFCR revenues recognized in the prior year. The recovery is subject to a year-over-year cap of applicable retail revenues of 2%. In addition, the ACC approves a new DSM surcharge annually, which is effective June 1 of each year, to compensate TEP for the costs to design and implement cost-effective energy efficiency and demand response programs until such costs are reflected in TEP’s non-fuel base rates as well as a performance incentive. TEP collects the DSM surcharge on a per kWh basis for residential customers and on a percentage of bill basis for non-residential customers. See Note 2 for additional information regarding these cost recovery mechanisms.
Other Revenues
Other Revenues include gains and losses on derivative contracts, late and returned payment finance charges, and lease income. See Note 12 for information regarding derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable, Net on the Consolidated Balance Sheets:

	December 31,
(in millions)	2018	2017
Customer (1) (2)	$99	$81
Customer, Unbilled	45	39
Due from Affiliates (Note 6)	8	7
Other	25	16
Allowance for Doubtful Accounts	(5)	(5)
Accounts Receivable, Net	$172	$138

(1)	Includes $8 million and $9 million as of December 31, 2018 and 2017, respectively, of receivables related to revenue from derivative instruments.

(2)	In 2018, Customer Accounts Receivable increased due to higher wholesale sales as a result of the increase in available system capacity related to Gila River Unit 2.

NOTE 6. RELATED PARTY TRANSACTIONS
TEP engages in various transactions with Fortis, UNS Energy, and its affiliated subsidiaries including UNS Electric, Inc. (UNS Electric), UNS Gas, Inc. (UNS Gas), and Southwest Energy Solutions, Inc. (SES) (collectively, UNS Energy Affiliates). These transactions include: (i) the sale and purchase of power and transmission services; (ii) common cost allocations; and (iii) the provision of corporate and other labor related services.
The following table presents the components of related party balances included in Accounts Receivable, Net and Accounts Payable on the Consolidated Balance Sheets:

	December 31,
(in millions)	2018	2017
Receivables from Related Parties
UNS Electric	$7	$5
UNS Gas	1	2
Total Due from Related Parties	$8	$7

Payables to Related Parties
SES	$2	$3
UNS Electric	1	—
UNS Gas	1	—
UNS Energy	1	1
Total Due to Related Parties	$5	$4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the components of related party transactions included in the Consolidated Statements of Income:

	Years Ended December 31,
(in millions)	2018	2017	2016
Goods and Services Provided by TEP to Affiliates
Transmission Revenues, UNS Electric (1)	$6	$7	$7
Wholesale Revenues, UNS Electric (1)	1	—	—
Control Area Services, UNS Electric (2)	3	3	2
Common Costs, UNS Energy Affiliates (3)	18	16	14
Corporate Services, Fortis Affiliates (4)	—	2	—

Goods and Services Provided by Affiliates to TEP
Wholesale Revenues, UNS Electric (1)	—	—	1
Supplemental Workforce, SES (5)	15	15	14
Corporate Services, UNS Energy (6)	6	5	7
Corporate Services, UNS Energy Affiliates (7)	7	5	4
Capacity Charges, UNS Gas (8)	1	—	—

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

(6)
Costs for corporate services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 82% of UNS Energy's allocated costs. Corporate Services, UNS Energy includes legal, audit, and Fortis Management fees. TEP's share of Fortis' management fees were $5 million in 2018 and $6 million in 2017 and 2016.

(7)
Costs for corporate services (e.g., finance, accounting, tax, legal, and information technology) and other labor services for UNS Energy Affiliates are directly assigned to the benefiting entity at a fully burdened cost when possible.

(8)	UNS Gas charges TEP for natural gas capacity used to supply one of TEP's generation facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. DEBT, CREDIT FACILITY, AND CAPITAL LEASE OBLIGATIONS
DEBT
Long-term debt matures more than one year from the date of the financial statements. The following table presents the components of Long-Term Debt, Net on the Consolidated Balance Sheets:

		Maturity Date	December 31,
($ in millions)	Interest Rate		2018	2017
Notes
2011 Notes	5.15%	2021	$250	$250
2012 Notes	3.85%	2023	150	150
2014 Notes	5.00%	2044	150	150
2015 Notes	3.05%	2025	300	300
2018 Notes	4.85%	2048	300	—
Tax-Exempt Local Furnishings Bonds
2010 Pima A	5.25%	2040	100	100
2012 Pima A	4.50%	2030	16	16
2013 Pima A	4.00%	2029	91	91
2013 Apache A (1)	2.42%	2032	—	100
Tax-Exempt Pollution Control Bonds
2009 Pima A	4.95%	2020	80	80
2009 Coconino A	5.13%	2032	15	15
2010 Coconino A (2)	2.34%	2032	—	37
2012 Apache A	4.50%	2030	177	177
Total Long-Term Debt (3)			1,629	1,466
Less Unamortized Discount and Debt Issuance Costs			14	12
Less Current Maturities of Long-Term Debt			—	100
Total Long-Term Debt, Net			$1,615	$1,354

(1)
Variable rate debt for which rates were reset monthly. The weighted average interest rate was calculated based on a percentage of an index equal to one-month LIBOR plus a credit spread. The interest rate for 2018 was calculated through the redemption date.

(2)
Variable rate debt for which rates were reset weekly. The weighted average interest rate was calculated using a weighted average and includes LOC fees and remarketing fees. The interest rate for 2018 was calculated through the redemption date.

(3)	As of December 31, 2018, all of TEP's debt is unsecured.
Debt Issuances and Redemptions
Fixed Rate Debt
In November 2018, TEP issued and sold $300 million aggregate principal amount of senior unsecured notes. TEP may redeem the notes prior to June 1, 2048, with a make-whole premium plus accrued interest. On or after June 1, 2048, TEP may redeem the notes at par plus accrued interest.
Variable Rate Debt
In December 2018, TEP redeemed at par a series of variable rate tax-exempt bonds with an aggregate principal amount of $37 million prior to the maturity of the bonds. The bonds were backed by an LOC issued pursuant to the 2010 Reimbursement Agreement which was scheduled to expire in February 2019. In connection with the redemption of the related bonds, the $37 million LOC and the associated 2010 Reimbursement Agreement were terminated.
In November 2018, TEP redeemed at par a series of variable rate tax-exempt bonds with an aggregate principal amount of $100 million prior to the maturity of the bonds. The bonds were subject to mandatory tender for purchase in November 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CREDIT FACILITY
TEP's unsecured credit agreement with a maturity date of October 2022 included in Current Liabilities on the Consolidated Balance Sheets consists of the following:

	Capacity	Sub-Limit LOC	Borrowed	Available	Weighted Average Interest Rate	Pricing (1)
(in millions)	December 31, 2018
Credit Facility	$250	$50	$—	$250	—%	LIBOR + 1.000%	or ABR + 0.00%

(in millions)	December 31, 2017
Credit Facility	$250	$50	$35	$215	2.56%	LIBOR + 1.000%	or ABR + 0.00%

(1)	Interest rates and fees under the credit facility are based on a pricing grid tied to TEP's credit rating.
TEP expects that amounts borrowed under the credit agreement will be used for working capital and other general corporate purposes. TEP will issue LOCs from time to time to support energy procurement and hedging transactions. As of February 14, 2019, there was $250 million available under the revolving credit commitments and LOC facilities.
CAPITAL LEASE OBLIGATIONS
The following table details Capital Lease Obligations on the Consolidated Balance Sheets:

	December 31,
(in millions)	2018	2017
Gila River Unit 2	$164	$—
Springerville Common Facilities	29	39
Total Capital Lease Obligations	193	39
Less Current Portion	173	11
Total Capital Lease Obligations, Non-Current	$20	$28
Gila River Unit 2
In 2017, TEP entered into the Tolling PPA agreement, which includes a three-year option to purchase Gila River Unit 2. TEP’s obligations under the agreement were contingent upon the Gila Acquisition, which SRP completed in May 2018. As a result, TEP recorded an increase to both capital lease obligations and utility plant. TEP anticipates exercising its option to purchase Gila River Unit 2 in December 2019 for approximately $164 million, the fair value of the unit as determined based on SRP's purchase price. Over the expected 20-month lease term, TEP will pay a monthly demand charge consisting of: (i) a fixed capacity charge of approximately $1 million, and (ii) an operating fee to compensate SRP for the non-fuel costs of operating Gila River Unit 2. TEP recovers the monthly demand charge through the PPFAC.
Utility Plant Under Capital Leases on the Consolidated Balance Sheets reflects a balance related to the Tolling PPA of $164 million as of December 31, 2018.
Springerville Unit 1 Capital Lease Purchase
In September 2016, TEP purchased an undivided interest in Springerville Unit 1 for $85 million, bringing its total ownership of the assets to 100% for a total generation capacity of 387 MW. See Note 8 for more information regarding the settlement agreement relating to Springerville Unit 1.
Springerville Common Facilities Leases
As of December 31, 2018, the Springerville Common Facilities Leases include two leases with initial terms ending January 2021 and fixed price purchase options totaling $68 million. Under the two leases, TEP has options to: (i) renew the leases for periods of two or more years at fair market value; or (ii) exercise the fixed price purchase options under these contracts. In addition, TEP entered into agreements with Tri-State, the lessee of Springerville Unit 3, and SRP, the owner of Springerville Unit 4, that contain the following conditions that become effective if the Common Facilities Leases are not renewed: (i) TEP will exercise the purchase options under these contracts; (ii) SRP will be obligated to buy a 14% undivided interest in the facilities; and (iii) Tri-State will be obligated to either: (a) buy a 14% undivided interest in the facilities; or (b) continue to make

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payments to TEP for the use of these facilities. If renewed, Tri-State and SRP will each pay 14% of the new fair market value rent.
In December 2017, TEP purchased a 17.8% undivided interest in the Springerville Common Facilities for $38 million, bringing its total ownership of the assets to 67.8%. Upon purchase of the leased interest, TEP reduced Current Lease Obligations on the Consolidated Balance Sheets by $36 million.
Springerville Common Facilities Lease Interest Rate Swap
TEP entered into an interest rate swap agreement in 2006 that hedges a portion of the floating interest rate risk associated with the Springerville Common Facilities lease debt. The swap has the effect of fixing the benchmark LIBOR rate on a portion of the amortizing principal balance. The swap matures in January 2020 with interest on the lease debt payable at a swapped rate of 5.77% plus an applicable margin per the lease agreement. The lease debt outstanding as of December 31, 2018, consisted of a notional amount of $12 million on which interest was fixed by the swap and a notional amount of $2 million of debt that was not hedged. The applicable margin was 2.00% and 1.88% as of December 31, 2018 and 2017, respectively.
TEP recorded the interest rate swap as a cash flow hedge for financial reporting purposes. See Cash Flow Hedges in Note 12 for additional information.
DEBT MATURITIES
Long-term debt, including revolving credit facilities classified as long-term, and capital lease obligations mature on the following dates:

(in millions)	Long-Term Debt(1)	Capital Lease Obligations	Total Debt Maturities
2019	$—	$187	$187
2020	80	20	100
2021	250	—	250
2022	—	—	—
2023	150	—	150
Total 2019 - 2023	480	207	687
Thereafter	1,149	—	1,149
Less: Imputed Interest	—	14	14
Total	$1,629	$193	$1,822

(1)	Total long-term debt excludes $11 million of related unamortized debt issuance costs and $3 million of unamortized original issue discount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
As of December 31, 2018, TEP had the following unconditional, minimum purchase obligations and operating leases:

(in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Fuel, Including Transportation	$85	$74	$45	$26	$19	$175	$424
Purchased Power	20	—	—	—	—	—	20
Transmission	19	9	5	3	3	9	48
Renewable Power Purchase Agreements	64	63	63	63	63	605	921
RES Performance-Based Incentives	8	8	7	7	7	39	76
Operating Leases (1)	1	1	1	1	1	5	10
Land Easements and Rights-of-Way (2)	1	1	2	1	1	80	86
Total Purchase Commitments	$198	$156	$123	$101	$94	$913	$1,585

(1)
Primarily represents leases for land, rail cars, and communication towers with varying terms, provisions, and expiration dates through 2041. TEP's operating lease expense totaled $1 million in 2018 and 2017 and $2 million in 2016.

(2)	Land easements and rights-of-way have varying terms and provisions and reflect expiration dates through 2054.
Costs for Purchased Power, Transmission, and Fuel, Including Transportation, are recoverable from customers through the PPFAC mechanism. A portion of the costs of PPAs are recoverable through the PPFAC, with the balance of costs recoverable through the RES tariff. PBI costs are recoverable through the RES tariff. See Note 2 for information on ACC approved cost recovery mechanisms.
Fuel, Including Transportation
TEP has long-term agreements for the purchase and delivery of coal with various expiration dates between 2019 and 2031. Amounts paid under these contracts depend on actual quantities purchased and delivered. Some of these agreements include price adjustment components that will affect future costs.
In October 2018, Westmoreland Coal Company (WCC), the owner of San Juan Coal Company (SJCC), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. PNM, the operator of San Juan, has an existing Coal Supply Agreement (CSA) with WCC to supply coal to San Juan. TEP is not a party to the CSA, but has minimum purchase obligations under a joint participation agreement. WCC is expected to provide adequate liquidity to support continued operations at the San Juan Mine throughout the restructuring process. TEP believes it has adequate resource capacity to meet its near-term load obligations in the event WCC’s operations at the San Juan Mine are curtailed. TEP cannot currently predict the outcome of this matter or the long-term impacts on operations at San Juan.
TEP has firm transportation agreements with capacity sufficient to meet its load requirements. These agreements expire in various years between 2019 and 2040.
Purchased Power
TEP has contracts with utilities and other energy suppliers for purchased power to: (i) meet system load and energy requirements; (ii) replace generation from company-owned units under maintenance and during outages; and (iii) meet operating reserve obligations. In general, these contracts provide for capacity and energy payments based on actual power taken under the contracts with various expiration dates through the second quarter of 2019. Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices. The commitment amounts included in the table above are based on projected market prices as of December 31, 2018.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
CONTINGENCIES
Legal Matters
TEP is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. TEP believes such normal and routine litigation will not have a material impact on its operations or consolidated financial results. TEP is also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts on TEP and are disclosed below.
Claims Related to Springerville Generating Station Unit 1
In February 2016, TEP entered into an agreement with the Third-Party Owners for the settlement and release of asserted claims and the purchase and sale of beneficial interests in Springerville Unit 1 (Agreement). In September 2016, TEP received FERC authorization to complete the transactions and purchased the Third-Party Owners’ undivided interest in Springerville Unit 1 for $85 million. As also provided for in the Agreement, TEP received $12.5 million from the Third-Party Owners in full satisfaction of all previously unreimbursed operating costs, which TEP recorded in Operating Revenues on the Consolidated Statements of Income. Following the purchase, all outstanding disputes, pending litigation, and arbitration proceedings between TEP and the Third-Party Owners were dismissed with prejudice.
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
Mine Reclamation at Generation Facilities Not Operated by TEP
TEP pays ongoing mine reclamation costs related to coal mines that supply generation facilities in which TEP has an ownership interest but does not operate. TEP is also liable for a portion of final mine reclamation costs upon closure of the mines servicing Navajo, San Juan, and Four Corners. TEP’s share of reclamation costs at all three mines is expected to be $66 million upon expiration of the coal supply agreements, which expire between 2019 and 2031. The Consolidated Balance Sheets reflect a total liability related to mine reclamation of $36 million and $34 million as of December 31, 2018 and 2017, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
FERC Compliance
In 2015 and 2016, TEP self-reported to the FERC Office of Enforcement (OE) that the Company had not timely filed certain FERC-jurisdictional agreements. In 2016, as a result of the FERC Refund Orders and ongoing discussions with the OE, TEP recorded a liability for the time-value refunds with a corresponding offset in revenues on its financial statements. In 2016, Operating Revenues on the Consolidated Statements of Income reflected a $22 million reduction in revenues, and, as of December 31, 2016, Current Liabilities—Other on the Consolidated Balance Sheets reflected $5 million related to the time-value refunds.
In June 2016, to preserve its rights, TEP petitioned the U.S. Court of Appeals for the District of Columbia Circuit to review the FERC Refund Orders. In January 2017, TEP and one of the TSA counterparties entered into a settlement agreement regarding the FERC Refund Orders. In January 2017, in accordance with the agreement, the counterparty paid TEP $8 million, which TEP recorded in Other Income on the Consolidated Statements of Income and dismissed the appeal with prejudice.
In May 2017, the FERC informed TEP that: (i) no further enforcement actions were necessary regarding the late-filed TSAs; and (ii) the related investigation was closed. As management no longer believed a loss was probable, TEP reversed the $5 million remaining balance related to potential time-value refunds in Current Liabilities—Other on the Consolidated Balance Sheets, offsetting Operating Revenues on the Consolidated Statements of Income.
Performance Guarantees
TEP has joint participation agreements with participants at Navajo, San Juan, Four Corners, and Luna. The participants in each of the generation facilities, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. With the exception of Four Corners, there is no maximum potential amount of future payments TEP could be required to make under the guarantees. The maximum potential amount of future payments is $250 million at Four Corners. As of December 31, 2018, there have been no such payment defaults under any of the participation agreements. The Navajo participation agreement expires in 2019, San Juan in 2022, Four Corners in 2041, and Luna in 2046.

NOTE 9. EMPLOYEE BENEFIT PLANS
PENSION BENEFIT PLANS
TEP has three noncontributory, defined benefit pension plans. Benefits are based on years of service and average compensation. Two of the plans cover the majority of TEP's employees. The Company funds those plans by contributing at least the minimum amount required under IRS regulations. TEP also maintains a SERP for executive management.
OTHER POSTRETIREMENT BENEFITS PLAN
TEP provides limited healthcare and life insurance benefits for retirees. Active TEP employees may become eligible for these benefits if they reach retirement age while working for TEP or an affiliate.
TEP funds its other postretirement benefits for classified employees through a VEBA. TEP contributed $3 million in 2018 and 2017 and $2 million in 2016 to the VEBA. Other postretirement benefits for unclassified employees are self-funded.
REGULATORY RECOVERY
TEP records changes in non-SERP pension and other postretirement defined benefit plans, not yet reflected in net periodic benefit cost, as a regulatory asset or liability, as such amounts are probable of future recovery or refund in rates charged to retail customers. Changes in the SERP obligation, not yet reflected in net periodic benefit cost, are recorded in Other Comprehensive Income (Loss) since SERP expense is not currently recoverable in rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents pension and other postretirement benefit amounts (excluding tax balances) included on the balance sheet:

	Pension Benefits		Other Postretirement Benefits
	December 31,
(in millions)	2018	2017	2018	2017
Regulatory Assets	$126	$121	$—	$5
Regulatory Liabilities	—	—	(3)	—
Accrued Employee Expenses	(1)	(1)	(3)	(2)
Pension and Other Postretirement Benefits	(63)	(71)	(54)	(63)
Accumulated Other Comprehensive Loss, SERP	6	9	—	—
Net Amount Recognized	$68	$58	$(60)	$(60)
OBLIGATIONS AND FUNDED STATUS
The Company measured the actuarial present values of all defined benefit pension and other postretirement benefit obligations as of December 31, 2018 and 2017. The table below presents the status of all of TEP’s pension and other postretirement benefit plans. All plans had projected benefit obligations in excess of the fair value of plan assets for each period presented:

	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,
(in millions)	2018	2017	2018	2017
Change in Benefit Obligation
Beginning of Period	$475	$424	$82	$79
Actuarial (Gain) Loss	(42)	42	(8)	1
Interest Cost	16	15	2	2
Service Cost	15	13	5	4
Benefits Paid	(23)	(19)	(5)	(4)
Plan Amendments	(1)	—	(2)	—
End of Period	440	475	74	82
Change in Fair Value of Plan Assets
Beginning of Period	403	354	17	14
Actual Return on Plan Assets	(25)	59	(1)	2
Benefits Paid	(23)	(19)	(5)	(4)
Employer Contributions (1)	21	9	6	5
End of Period	376	403	17	17
Funded Status at End of Period	$(64)	$(72)	$(57)	$(65)

(1)	TEP expects to contribute $11 million to the pension plans in 2019.
The following table provides the components of TEP’s regulatory assets and accumulated other comprehensive loss that have not been recognized as components of net periodic benefit cost as of the dates presented:

	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,
(in millions)	2018	2017	2018	2017
Net (Gain) Loss	$133	$129	$(1)	$5
Prior Service Cost (Benefit)	—	1	(2)	(1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accumulated benefit obligation aggregated for all pension plans was $402 million and $428 million as of December 31, 2018 and 2017, respectively. Two of the pension plans had accumulated benefit obligations in excess of plan assets as of both December 31, 2018 and December 31, 2017. The following table includes information for the pension plans with accumulated benefit obligations in excess of pension plan assets:

	December 31,
(in millions)	2018	2017
Accumulated Benefit Obligation	$230	$237
Fair Value of Plan Assets	202	206
The Company measures service and interest costs by applying the specific spot rates along the yield curve to the plans' liability cash flows. Net periodic benefit plan cost includes the following components:

	Pension Benefits			Other Postretirement Benefits
	Years Ended December 31,
(in millions)	2018	2017	2016	2018	2017	2016
Service Cost	$15	$13	$12	$5	$4	$4
Interest Cost	16	15	15	2	2	2
Expected Return on Plan Assets	(28)	(25)	(23)	(1)	(1)	(1)
Amortization of Net Loss	7	8	7	—	—	—
Net Periodic Benefit Cost	$10	$11	$11	$6	$5	$5
The non-service components of net periodic benefit cost are included in Other, Net on the Consolidated Statements of Income. Approximately 19% of the 2018 service cost and approximately 18% of the 2017 net periodic benefit cost was capitalized as a cost of construction.
The changes in plan assets and benefit obligations recognized as regulatory assets or in AOCI were as follows:

	Pension Benefits						Other Postretirement Benefits
	Regulatory Asset			AOCI			Regulatory Asset
(in millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Current Year Actuarial (Gain) Loss	$12	$5	$15	$(1)	$3	$1	$(6)	$(1)	$—
Amortization of Net Loss	(7)	(7)	(7)	—	—	—	—	—	—
Prior Service Credit	—	—	—	(1)	—	—	(2)	—	—
Total Recognized (Gain) Loss	$5	$(2)	$8	$(2)	$3	$1	$(8)	$(1)	$—
For all pension plans, TEP amortizes prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans. Estimated amortization from regulatory assets into net periodic benefit cost in 2019 includes the following:

(in millions)	Pension Benefits	Other Postretirement Benefits
Net Loss	$8	$—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table includes the weighted average assumptions used to determine benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Discount Rate	4.5%	3.7%	4.3%	3.6%
Rate of Compensation Increase	2.8%	2.8%	N/A	N/A
The following table includes the weighted average assumptions used to determine net periodic benefit costs:

	Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Discount Rate, Service Cost	3.8%	4.4%	4.8%	3.8%	4.3%	4.6%
Discount Rate, Interest Cost	3.4%	3.7%	3.9%	3.2%	3.3%	3.4%
Rate of Compensation Increase	2.8%	2.8%	3.0%	N/A	N/A	N/A
Expected Return on Plan Assets	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%
Healthcare cost trend rates are assumed to decrease gradually from next year to the year the ultimate rate is reached:

	December 31,
	2018	2017
Next Year (Pre-65)	6.5%	6.5%
Next Year (Post-65)	7.8%	7.6%
Ultimate Rate Assumed (Pre-65 and Post-65)	4.5%	4.5%
Year Ultimate Rate is Reached (Pre-65)	2037	2037
Year Ultimate Rate is Reached (Post-65)	2037	2036
Assumed healthcare cost trend rates significantly affect the amounts reported for healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects on the amounts:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
(in millions)	December 31, 2018
Total Service and Interest Cost Components Increase (Decrease)	$1	$(1)
Other Postretirement Benefits Obligation Increase (Decrease)	7	(6)
PENSION PLAN AND OTHER POSTRETIREMENT BENEFIT ASSETS
TEP calculates the fair value of plan assets on December 31, the measurement date. Asset allocations, by asset category, on the measurement date were as follows:

	Pension		Other Postretirement Benefits
	2018	2017	2018	2017
Asset Category
Equity Securities	45%	46%	60%	63%
Fixed Income Securities	45%	45%	38%	35%
Real Estate	8%	7%	—%	—%
Other	2%	2%	2%	2%
Total	100%	100%	100%	100%
As of December 31, 2018, the fair value of VEBA trust assets was $17 million, of which $7 million were fixed income investments and $10 million were equities. As of December 31, 2017, the fair value of VEBA trust assets was $17 million, of which $6 million were fixed income investments and $11 million were equities. The VEBA trust assets are primarily Level 2 assets within the fair value hierarchy described below. There are no Level 3 assets in the VEBA trust.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value measurements of pension plan assets by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
(in millions)	December 31, 2018
Asset Category
Cash Equivalents	$1	$—	$—	$1
Equity Securities:
United States Large Cap	—	45	—	45
United States Small Cap	—	17	—	17
Non-United States	—	67	—	67
Global	—	42	—	42
Fixed Income	—	167	—	167
Real Estate	—	9	22	31
Private Equity	—	—	6	6
Total	$1	$347	$28	$376

(in millions)	December 31, 2017
Asset Category
Cash Equivalents	$1	$—	$—	$1
Equity Securities:
United States Large Cap	—	66	—	66
United States Small Cap	—	19	—	19
Non-United States	—	72	—	72
Global	—	30	—	30
Fixed Income	—	179	—	179
Real Estate	—	9	21	30
Private Equity	—	—	6	6
Total	$1	$375	$27	$403

•	Level 1 cash equivalents are based on observable market prices and are comprised of the fair value of commercial paper, money market funds, and certificates of deposit.

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

(in millions)	Private Equity	Real Estate	Total
Balance as of December 31, 2016	$7	$19	$26
Actual Return on Plan Assets:
Assets Held at Reporting Date	1	2	3
Purchases, Sales, and Settlements	(2)	—	(2)
Balance as of December 31, 2017	6	21	27
Actual Return on Plan Assets:
Assets Held at Reporting Date	2	1	3
Purchases, Sales, and Settlements	(2)	—	(2)
Balance as of December 31, 2018	$6	$22	$28
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

	Pension	Other Postretirement Benefits
	December 31, 2018
Cash/Treasury Bills	—%	2%
Equity Securities:
United States Large Cap	12%	39%
United States Small Cap	5%	5%
Non-United States Developed	—%	7%
Non-United States Emerging	—%	9%
Global Equity	26%	—%
Global Infrastructure	3%	—%
Fixed Income	45%	38%
Real Estate	8%	—%
Private Equity	1%	—%
Total	100%	100%
Pension Fund Descriptions
For each type of asset category selected by the Pension Committee, TEP's investment consultant assembles a group of third-party fund managers and allocates a portion of the total investment to each fund manager. In the case of the private equity fund, TEP's investment consultant directs investments to a private equity manager that invests in third-parties’ funds.
ESTIMATED FUTURE BENEFIT PAYMENTS
TEP expects the following benefit payments to be made by the plans, which reflect future service, as appropriate.

(in millions)	2019	2020	2021	2022	2023	2024-2028
Pension Benefits	$22	$23	$24	$25	$26	$139
Other Postretirement Benefits	5	5	5	6	6	28
DEFINED CONTRIBUTION PLAN
TEP offers a defined contribution savings plan to all eligible employees. The plan meets the IRS required standards for 401(k) qualified plans. Participants direct the investment of contributions to certain funds in their account. The Company matches part of a participant’s contributions to the plan. TEP made matching contributions to the plan of $7 million in 2018, $6 million in 2017, and $5 million in 2016.

NOTE 10. SHARE-BASED COMPENSATION
2015 SHARE UNIT PLAN
The Human Resources and Governance Committee (Committee) of UNS Energy approved and UNS Energy's Board of Directors ratified the 2015 Share Unit Plan (Plan) effective January 2015. Under the Plan, key employees, including executive officers of UNS Energy and its subsidiaries, may be granted long-term incentive awards of performance-based share units (PSU) and time-based restricted share units (RSU) annually. Each PSU and RSU granted is valued based on one share of Fortis common stock traded on the Toronto Stock Exchange, converted to U.S. dollars. UNS Energy allocates the obligation and expense for this plan to its subsidiaries based on the Massachusetts Formula.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents PSUs and RSUs awarded by UNS Energy:

	2018	2017	2016
PSUs	54,426	68,126	66,974
RSUs	27,213	34,063	33,488
The awards are classified as liability awards based on the cash settlement feature. Liability awards are measured at their fair value at the end of each reporting period and will fluctuate based on the price of Fortis' common stock as well as the level of achievement of the financial performance criteria. The awards are payable on the third anniversary of the grant date. TEP's allocated share of probable payout was $9 million as of December 31, 2018 and 2017.
TEP's allocated portion of compensation expense is recognized in Operations and Maintenance Expense on the Consolidated Statements of Income. Compensation expense associated with unvested PSUs and RSUs is recognized on a straight-line basis over the minimum required service period in an amount equal to the fair value on the measurement date or each reporting period. TEP recorded $2 million in 2018, $4 million in 2017, and $2 million in 2016 based on its share of UNS Energy's compensation expense.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION
CASH TRANSACTIONS

	Years Ended December 31,
(in millions)	2018	2017	2016
Interest, Net of Amounts Capitalized	$67	$61	$61
Income Taxes (1)	—	—	—

(1)	TEP did not pay federal or state income taxes due to net operating loss carryforwards offsetting taxable income.
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that affected recognized assets and liabilities but did not result in cash receipts or payments were as follows:

	Years Ended December 31,
(in millions)	2018	2017	2016
Gila River Unit 2, Capital Lease	$164	$—	$—
Accrued Capital Expenditures	31	24	29
Asset Retirement Obligations Increase (Decrease) (1)	20	10	(1)
Renewable Energy Credits	3	2	2
Commitment to Purchase Capital Lease Interests	—	—	36
Net Cost of Removal Increase (Decrease) (2)	(4)	(88)	8

(1)	The non-cash additions to AROs and related capitalized assets represent a revision of estimated asset retirement cost due to changes in timing and amount of the expected future AROs.

(2)
Represents an accrual for future cost of retirement net of salvage values that does not impact earnings. As approved in the 2017 TEP Rate Order, TEP implemented new depreciation reserves and rates effective March 1, 2018. See Note 2 for additional information.

NOTE 12. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Level 3	Total
(in millions)	December 31, 2018
Assets
Cash Equivalents(1)	$125	$—	$—	$125
Restricted Cash(1)	15	—	—	15
Energy Derivative Contracts, Regulatory Recovery(2)	—	10	—	10
Energy Derivative Contracts, No Regulatory Recovery(2)	—	—	2	2
Total Assets	140	10	2	152
Liabilities
Energy Derivative Contracts, Regulatory Recovery(2)	—	(35)	(2)	(37)
Total Liabilities	—	(35)	(2)	(37)
Total Assets (Liabilities), Net	$140	$(25)	$—	$115

(in millions)	December 31, 2017
Assets
Cash Equivalents(1)	$30	$—	$—	$30
Restricted Cash(1)	12	—	—	12
Energy Derivative Contracts, Regulatory Recovery(2)	—	9	—	9
Energy Derivative Contracts, No Regulatory Recovery(2)	—	—	3	3
Total Assets	42	9	3	54
Liabilities
Energy Derivative Contracts, Regulatory Recovery(2)	—	(26)	—	(26)
Energy Derivative Contracts, No Regulatory Recovery(2)	—	—	(1)	(1)
Interest Rate Swap(3)	—	(1)	—	(1)
Total Liabilities	—	(27)	(1)	(28)
Total Assets (Liabilities), Net	$42	$(18)	$2	$26

(1)
Cash Equivalents and Restricted Cash represent amounts held in money market funds, certificates of deposit, and insured cash sweep accounts valued at cost, including interest, which approximates fair market value. Cash Equivalents are included in Cash and Cash Equivalents on the Consolidated Balance Sheets. Restricted Cash is included in Investments and Other Property and in Current Assets—Other on the Consolidated Balance Sheets.

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

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	December 31, 2018
Derivative Assets
Energy Derivative Contracts	$12	$11	$—	$1
Derivative Liabilities
Energy Derivative Contracts	(37)	(11)	—	(26)

(in millions)	December 31, 2017
Derivative Assets
Energy Derivative Contracts	$12	$10	$—	$2
Derivative Liabilities
Energy Derivative Contracts	(27)	(10)	—	(17)
Interest Rate Swap	(1)	—	—	(1)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents realized losses recorded to Interest Expense as well as total Interest Expense on the Consolidated Statements of Income:

	Years Ended December 31,
(in millions)	2018	2017	2016
Realized Loss From Cash Flow Hedge	$—	$1	$1
Interest Expense	68	65	66
As of December 31, 2018, the total notional amount of the interest rate swap was $12 million.
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

	Years Ended December 31,
(in millions)	2018	2017	2016
Unrealized Net Gain (Loss)	$(9)	$(18)	$12
Energy Derivative Contracts, No Regulatory Recovery
TEP enters into certain energy contracts that are considered derivatives but do not qualify for regulatory recovery. The Company records unrealized gains and losses for these contracts in the income statement unless a normal purchase or normal sale election is made. For contracts that meet the trading definition, as defined in the PPFAC plan of administration, TEP must share 10% of any realized gains with retail customers through the PPFAC mechanism. The table below presents amounts recorded in Operating Revenues on the Consolidated Statements of Income:

	Years Ended December 31,
(in millions)	2018	2017	2016
Operating Revenues	$5	$5	$4
Derivative Volumes
As of December 31, 2018, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	December 31,
	2018	2017
Power Contracts GWh	1,743	2,589
Gas Contracts BBtu	146,933	137,952
Level 3 Fair Value Measurements
The following tables provide quantitative information regarding significant unobservable inputs in TEP’s Level 3 fair value measurements:

	Valuation	Fair Value of			Range of
	Approach	Assets	Liabilities	Unobservable Inputs	Unobservable Input
(in millions)	December 31, 2018
Forward Power Contracts	Market approach	$3	$(2)	Market price per MWh	$16.80	$47.05
	December 31, 2017
Forward Power Contracts	Market approach	$3	$(1)	Market price per MWh	$17.65	$34.60
Changes in one or more of the unobservable inputs could have a significant impact on the fair value measurement depending on the magnitude of the change and the direction of the change for each input. The impact of changes to fair value, including changes from unobservable inputs, are subject to recovery or refund through the PPFAC mechanism and are reported as a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

regulatory asset or regulatory liability, or as a component of other comprehensive income (loss), rather than in the income statement.
The following table presents a reconciliation of changes in the fair value of net assets and liabilities classified as Level 3 in the fair value hierarchy and the gains (losses) attributable to the change in unrealized gains (losses) relating to assets (liabilities) still held at the end of the period:

	Years Ended December 31,
(in millions)	2018	2017
Beginning of Period	$2	$1
Gains (Losses) Recorded
Regulatory Assets or Liabilities, Derivative Instruments	(4)	1
Operating Revenues	5	4
Settlements	(2)	(4)
End of Period	$1	$2

Gains (Losses), Assets (Liabilities) Still Held	$1	$2
CREDIT RISK
The use of contractual arrangements to manage the risks associated with changes in energy commodity prices creates credit risk exposure resulting from the possibility of non-performance by counterparties pursuant to the terms of their contractual obligations. TEP enters into contracts for the physical delivery of power and natural gas which contain remedies in the event of non-performance by the supply counterparties. In addition, volatile energy prices can create significant credit exposure from energy market receivables and subsequent measurements at fair value.
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
The value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $41 million as of December 31, 2018, compared with $27 million as of December 31, 2017. As of December 31, 2018, TEP had no LOCs as credit enhancements with its counterparties. If the credit risk contingent features were triggered on December 31, 2018, TEP would have been required to post an additional $41 million of collateral of which $16 million relates to outstanding net payable balances for settled positions.
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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the face value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Face Value		Fair Value
		December 31,
(in millions)		2018	2017	2018	2017
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$1,629	$1,466	$1,672	$1,547

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. INCOME TAXES
Income tax expense differs from the amount of income tax determined by applying the United States statutory federal income tax rate of 21% in 2018 and 35% in 2017 and 2016 to pre-tax income due to the following:

	Years Ended December 31,
(in millions)	2018	2017	2016
Federal Income Tax Expense at Statutory Rate	$49	$97	$64
State Income Tax Expense, Net of Federal Deduction	9	9	6
Federal/State Tax Credits	(10)	(9)	(8)
Allowance for Equity Funds Used During Construction	(1)	(2)	(1)
Deferred Tax Asset Valuation Allowance	—	—	(2)
Impact of Enactment, TCJA	—	7	—
Excess Deferred Income Taxes	(6)	—	—
Impact of AMT Sequestration	2	—	—
Other	—	(1)	—
Total Federal and State Income Tax Expense	$43	$101	$59
Income Tax Expense included on the Consolidated Income Statement consists of the following:

	Years Ended December 31,
(in millions)	2018	2017	2016
Current Income Tax Expense
Federal	$(13)	$—	$—
State	—	—	—
Total Current Income Tax Expense	(13)	—	—
Deferred Income Tax Expense
Federal	53	98	60
Federal Investment Tax Credits	(6)	(6)	(6)
State	9	9	5
Total Deferred Income Tax Expense	56	101	59
Total Federal and State Income Tax Expense	$43	$101	$59
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
As a result of the TCJA, the Company was required to revalue its deferred tax assets and liabilities at the new federal corporate income tax rate as of the date of enactment. This resulted in a net decrease to deferred income tax liabilities. Since the Company believes it is probable that a significant portion of the decrease will be returned to customers through future rates, a regulatory liability was established. TEP is amortizing the EDIT balance in accordance with applicable federal income tax laws, which require the amortization of a majority of the balance over the remaining life of the related plant.
In 2018, ACC Refund Orders were approved requiring TEP to share EDIT amortization of the ACC-jurisdictional assets with customers. The EDIT activity of $6 million was amortized from Regulatory Liabilities on the Consolidated Balance Sheets as of December 31, 2018. See Note 2 for additional information regarding the ACC Refund Order and the FERC NOPR.
Under the TCJA, AMT credit carryforwards will be refunded if not used to offset federal income tax liabilities. As of December 31, 2018, TEP had a receivable of $13 million related to the AMT credit carryforwards in Current Assets—Other on the Consolidated Balance Sheets.
In 2018, the Company recorded $2 million of income tax expense related to the estimated impact of sequestration on future AMT credit refunds. In January 2019, the IRS revised its previously-issued guidance on this matter and announced that future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AMT credit refunds will no longer be subject to sequestration. As a result, the Company anticipates receiving additional AMT credit refunds of $2 million in future periods.
In August 2018, the IRS proposed regulations on bonus depreciation. Based on the proposed regulation, the Company adjusted its estimated provision for its 2017 tax year and the results of such adjustment did not have a material impact on TEP's financial position or results of operations. TEP's accounting for the income tax effects of the bonus depreciation provisions included in the TCJA has been completed as of December 31, 2018.
The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
(in millions)	2018	2017
Gross Deferred Income Tax Assets
Capital Lease Obligations	$48	$10
Operating Loss Carryforwards, Net	23	56
Customer Advances and Contributions in Aid of Construction	16	14
Alternative Minimum Tax Credit	13	26
Other Postretirement Benefits	15	15
Investment Tax Credit Carryforward	34	34
Income Taxes Recoverable Through Future Rates	87	88
Other	60	50
Total Gross Deferred Income Tax Assets	296	293
Deferred Tax Assets Valuation Allowance	—	—
Gross Deferred Income Tax Liabilities
Plant, Net	(552)	(518)
Plant Abandonments	(18)	(21)
Capital Lease Assets, Net	(44)	(5)
Pensions	(19)	(16)
Income Taxes Payable Through Future Rates	(12)	(10)
Other	(21)	(23)
Total Gross Deferred Income Tax Liabilities	(666)	(593)
Deferred Income Taxes, Net	$(370)	$(300)
TEP recorded no valuation allowance against credit and net operating loss carryforward deferred income tax assets as of December 31, 2018 and 2017. Management believes TEP will produce sufficient taxable income in the future to realize credit and net operating loss carryforwards before they expire.
As of December 31, 2018, TEP had the following carryforward amounts:

(in millions)	Amount	Expiring Year
Federal Net Operating Loss	$108	2033-35
State Credits	9	2021-29
Alternative Minimum Tax Credit	13	None
Investment Tax Credits	34	2031-37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Tax Positions
A reconciliation of the beginning and ending balances of unrecognized tax benefits follows:

	December 31,
(in millions)	2018	2017
Beginning of Period	$13	$12
Additions Based on Tax Positions Taken in the Current Year	3	7
Reduction to Positions, TCJA	—	(6)
End of Period	$16	$13
Unrecognized tax benefits, if recognized, would reduce income tax expense by less than $1 million as of December 31, 2018 and 2017.
TEP recorded no interest expense during 2018 and 2017 related to uncertain tax positions. In addition, TEP had no interest payable and no penalties accrued as of December 31, 2018 and 2017.
TEP has been audited by the IRS through tax year 2010. TEP's 2011 to 2018 tax years are open for audit by federal and state tax agencies.
The balance in unrecognized tax benefits could change in the next 12 months as a result of the IRS audit, but the Company is unable to determine the amount of change.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions)	2018
Operating Revenue	$275	$354	$460	$344
Operating Income	43	83	126	36
Net Income	24	58	95	11

	2017
Operating Revenue	$268	$352	$417	$304
Operating Income	37	107	138	44
Net Income	21	61	82	13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a – 15(e) or Rule 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures are effective as of December 31, 2018.
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
Management assessed the effectiveness of TEP’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations Internal Control – Integrated Framework.
Based on management’s assessment using those criteria, management has concluded that, as of December 31, 2018, TEP’s internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting
While TEP continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting, there has been no change in TEP’s internal control over financial reporting during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting. During 2018, we designed modifications to our internal control over financial reporting related to gathering contracts and contract review requirements associated with accounting for leases.

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
Fees
The Audit and Risk Committee has considered whether the provision of services to TEP by Deloitte & Touche LLP (Deloitte), beyond those rendered in connection with their audit and review of TEP’s financial statements, is compatible with maintaining their independence as auditor.
The following table details principal accountant fees paid to Deloitte for professional services:

(in thousands)	2018	2017
Audit Fees	$1,302	$1,108
Audit-Related Fees	115	17
Tax Fees	—	68
All Other Fees	—	24
Total	$1,417	$1,217
Audit Fees includes fees for audit services for TEP's consolidated financial statements included in its Annual Report on Form 10-K and review services of TEP's consolidated financial statements included in its Quarterly Reports on Form 10-Q. Audit

Fees also includes services provided in connection with comfort letters, consents, and other services related to SEC matters, financing transactions, and statutory and regulatory audits.
Audit-Related Fees includes fees for consulting services with respect to the TCJA and valuation procedures in 2018 and ASC 606 Revenue Recognition in 2017.
Tax Fees includes fees for research and development services with respect to tax credits in 2017.
All Other Fees includes fees for consulting services with respect to regulatory filings in 2017.
All services performed by our principal accountant are approved in advance by the Audit and Risk Committee in accordance with the Audit and Risk Committee’s pre-approval policy for services provided by the Independent Registered Public Accounting Firm.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	(1)	Consolidated Financial Statements as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018:

		Report of Independent Registered Public Accounting Firm	36
		Consolidated Statements of Income	38
		Consolidated Statements of Comprehensive Income	39
		Consolidated Statements of Cash Flows	40
		Consolidated Balance Sheets	41
		Consolidated Statement of Changes in Stockholder’s Equity	43
		Notes to Consolidated Financial Statements	44

	(2)	Financial Statement Schedule

All schedules have been omitted because they are either not applicable, not required, or the information required to be set forth therein is included on the Consolidated Financial Statements or notes thereto.

	(3)	Exhibits
		Reference is made to the Exhibit Index commencing on page 87.

ITEM 16. FORM 10-K SUMMARY
Not Applicable.

Exhibit Index
Exhibit No.	Description
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

*4(d)(2)
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

*4(f)(2)
Loan Agreement, dated as of March 1, 2013, between The Industrial Development Authority of the County of Pima and TEP, relating to Industrial Development Revenue Bonds, 2013 Series A (Tucson Electric Power Company Project). (Form 8-K dated March 14, 2013, File No. 1-05924 - Exhibit 4(b)).

*4(g)(1)
Indenture, dated November 1, 2011, between Tucson Electric Power Company and U.S. Bank National Association, as trustee, authorizing unsecured Notes (Form 8-K dated November 8, 2011, File 1-05924 - Exhibit 4.1).

*4(g)(2)	Officers Certificate, dated November 8, 2011, authorizing 5.15% Notes due 2021 (Form 8-K dated November 8, 2011, File No. 1-05924 - Exhibit 4.2).

*4(g)(3)	Officers Certificate, dated September 14, 2012, authorizing 3.85% Notes due 2023 (Form 8-K dated September 14, 2012, File No. 1-05924 - Exhibit 4.1).

*4(g)(4)	Officer's Certificate, dated March 10, 2014, authorizing 5.00% Senior Notes due 2044 (Form 8-K dated March 10, 2014, File No. 1-05924 - Exhibit 4.1).

*4(g)(5)	Officer's Certificate, dated February 27, 2015, authorizing 3.05% Senior Notes due 2025 (Form 8-K dated February 27, 2015, File No. 1-05924 - Exhibit 4(a)).

4(g)(6)	Officer's Certificate, dated November 29, 2018, authorizing 4.85% Senior Notes due 2048.

*4(h)
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

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	February 14, 2019	/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President, Chief Financial Officer, and Director
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 14, 2019		*
David G. Hutchens
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date:	February 14, 2019		/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President, Chief Financial Officer, and Director
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 14, 2019		*
Todd C. Hixon
Director

		*By:	/s/ Frank P. Marino
Frank P. Marino
Attorney-in-fact