Form 10-Q
period 2019-09-30
TUCSON ELECTRIC POWER CO
filed 2019-11-01
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of October 31, 2019.

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

Four Corners	Four Corners Generating Station
Gila River	Gila River Generating Station
Luna	Luna Generating Station
Navajo	Navajo Generating Station
Oso Grande	A 247 MW nominal capacity wind-powered electric generation facility, which is under construction in southeastern New Mexico
San Juan	San Juan Generating Station

SES	Southwest Energy Solutions, Inc.
Springerville	Springerville Generating Station
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
Tri-State	Tri-State Generation and Transmission Association, Inc.
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701
UNS Energy Affiliates	Affiliated subsidiaries of UNS Energy Corporation including UniSource Energy Services, Inc., UNS Electric, Inc., UNS Gas, Inc., and Southwest Energy Solutions, Inc.
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNITS OF MEASURE

BBtu	Billion British thermal unit(s)
GWh	Gigawatt-hour(s)
kWh	Kilowatt-hour(s)
MW	Megawatt(s)
MWh	Megawatt-hour(s)

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
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2018 Annual Report on Form 10-K; Part II, Item 1A. Risk Factors; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of this report. These factors include: voter initiatives and state and federal regulatory and legislative decisions and actions, including changes in tax and energy policies and any change in the structure of utility service in Arizona resulting from the ACC's examination of the state's energy policies; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output or accelerate generation facility retirements; the outcome of the general rate case filed with the ACC in April 2019; the outcome of the proposal filed with the FERC in May 2019 requesting revisions to TEP's OATT; regional economic and market conditions that could affect customer growth and energy usage; changes in energy consumption by retail customers; weather variations affecting energy usage; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the expected demand plus reserve margin requirements; the cost of debt and equity capital and access to capital markets and bank markets, which may affect our ability to raise additional capital; the performance of the stock market and a changing interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and the related contribution requirements and expenses; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting policies and estimates; the ongoing impact of mandated energy efficiency and DG initiatives; changes to long-term contracts; the cost of fuel and power supplies; the ability to obtain coal from our suppliers; cyber-attacks, data breaches, or other challenges to our information security, including our operations and technology systems; the performance of TEP's generation facilities; the development of our wind-powered electric generation facility in southeastern New Mexico; and the impact of the TCJA on our financial condition and results of operations, including the assumptions we make relating thereto.

v

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues	$441,171	$459,760	$1,100,265	$1,089,096

Operating Expenses
Fuel	112,961	115,534	277,820	246,427
Purchased Power	37,049	49,564	97,244	102,317
Transmission and Other PPFAC Recoverable Costs	14,976	14,367	38,995	34,067
Increase (Decrease) to Reflect PPFAC Recovery Treatment	(15,532)	3,681	(20,244)	9,087
Total Fuel and Purchased Power	149,454	183,146	393,815	391,898
Operations and Maintenance	94,154	89,319	272,787	265,920
Depreciation	42,187	39,929	124,931	118,223
Amortization	7,039	6,898	22,053	18,940
Taxes Other Than Income Taxes	14,054	14,321	42,375	42,800
Total Operating Expenses	306,888	333,613	855,961	837,781

Operating Income	134,283	126,147	244,304	251,315

Other Income (Expense)
Interest Expense	(22,132)	(16,626)	(66,407)	(49,818)
Allowance For Borrowed Funds	1,521	757	4,098	2,150
Allowance For Equity Funds	4,034	2,113	10,755	5,290
Other, Net	(95)	1,702	4,036	2,957
Total Other Income (Expense)	(16,672)	(12,054)	(47,518)	(39,421)

Income Before Income Tax Expense	117,611	114,093	196,786	211,894
Income Tax Expense	19,441	19,120	30,358	35,521
Net Income	$98,170	$94,973	$166,428	$176,373
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Comprehensive Income
Net Income	$98,170	$94,973	$166,428	$176,373
Other Comprehensive Income
Net Changes in Fair Value of Cash Flow Hedges:
Net of Income Tax Expense of $13 and $26	40	78
Net of Income Tax Expense of $30 and $99			92	297
Supplemental Executive Retirement Plan Adjustments:
Net of Income Tax Expense of $22 and $39	66	117
Net of Income Tax Expense of $66 and $118			198	349
Total Other Comprehensive Income, Net of Tax	106	195	290	646
Total Comprehensive Income	$98,276	$95,168	$166,718	$177,019
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net Income	$166,428	$176,373
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	124,931	118,223
Amortization Expense	22,053	18,940
Amortization of Debt Issuance Costs	1,735	1,747
Use of Renewable Energy Credits for Compliance	28,083	22,938
Deferred Income Taxes	37,168	48,056
Pension and Other Postretirement Benefits Expense	13,321	11,485
Pension and Other Postretirement Benefits Funding	(15,038)	(15,008)
Allowance for Equity Funds Used During Construction	(10,755)	(5,290)
Regulatory Deferral, ACC Refund Order	5,946	—
Changes in Current Assets and Current Liabilities:
Accounts Receivable	(28,547)	(57,815)
Materials, Supplies, and Fuel Inventory	(6,724)	3,749
Regulatory Assets	4,426	37
Other Current Assets	(961)	(3,115)
Accounts Payable and Accrued Charges	(13,832)	20,959
Income Taxes Receivable	(6,987)	(12,532)
Regulatory Liabilities	(5,335)	21,959
Other, Net	715	1,402
Net Cash Flows—Operating Activities	316,627	352,108
Cash Flows from Investing Activities
Capital Expenditures	(322,142)	(273,398)
Purchase Intangibles, Renewable Energy Credits	(39,419)	(39,516)
Contributions in Aid of Construction	4,520	9,765
Note Receivable	(1,000)	—
Net Cash Flows—Investing Activities	(358,041)	(303,149)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	—	101,000
Repayments of Borrowings, Revolving Credit Facility	—	(121,000)
Dividend Paid to Parent	(37,500)	(40,000)
Payments of Finance Lease Obligations	(10,889)	(10,930)
Other, Net	67	(150)
Net Cash Flows—Financing Activities	(48,322)	(71,080)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(89,736)	(22,121)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	152,747	49,501
Cash, Cash Equivalents, and Restricted Cash, End of Period	$63,011	$27,380
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	September 30, 2019	December 31, 2018
ASSETS
Utility Plant
Plant in Service	$6,166,257	$6,020,469
Utility Plant Under Finance Leases	248,635	248,635
Construction Work in Progress	349,816	258,965
Total Utility Plant	6,764,708	6,528,069
Accumulated Depreciation and Amortization	(2,354,611)	(2,293,783)
Accumulated Amortization of Finance Lease Assets	(82,918)	(73,646)
Total Utility Plant, Net	4,327,179	4,160,640

Investments and Other Property	55,400	50,952

Current Assets
Cash and Cash Equivalents	49,400	138,114
Accounts Receivable, Net	193,083	172,367
Fuel Inventory	24,067	22,783
Materials and Supplies	113,430	107,990
Regulatory Assets	113,482	106,725
Derivative Instruments	5,076	3,929
Other	33,523	25,571
Total Current Assets	532,061	577,479
Regulatory and Other Assets
Regulatory Assets	294,112	293,078
Derivative Instruments	6,799	8,402
Other	87,465	68,656
Total Regulatory and Other Assets	388,376	370,136
Total Assets	$5,303,016	$5,159,207
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	September 30, 2019	December 31, 2018
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of September 30, 2019 and December 31, 2018)	$1,346,539	$1,346,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	613,205	484,277
Accumulated Other Comprehensive Loss	(4,424)	(4,714)
Total Common Stock Equity	1,948,963	1,819,745
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of September 30, 2019 and December 31, 2018)	—	—
Finance Lease Obligations	—	19,773
Long-Term Debt, Net	1,616,582	1,615,252
Total Capitalization	3,565,545	3,454,770
Current Liabilities
Finance Lease Obligations	181,571	172,510
Accounts Payable	104,766	133,012
Accrued Taxes Other than Income Taxes	62,789	41,686
Accrued Employee Expenses	25,331	34,339
Accrued Interest	19,441	17,927
Regulatory Liabilities	87,492	95,094
Customer Deposits	25,216	27,650
Derivative Instruments	23,611	18,137
Other	24,723	21,555
Total Current Liabilities	554,940	561,910
Regulatory and Other Liabilities
Deferred Income Taxes, Net	424,248	369,705
Regulatory Liabilities	487,032	512,425
Pension and Other Postretirement Benefits	110,330	117,472
Derivative Instruments	31,022	19,361
Other	129,899	123,564
Total Regulatory and Other Liabilities	1,182,531	1,142,527

Commitments and Contingencies

Total Capitalization and Other Liabilities	$5,303,016	$5,159,207
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in thousands)

	Three Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of June 30, 2018	$1,296,539	$(6,357)	$462,354	$(6,653)	$1,745,883
Net Income			94,973		94,973
Other Comprehensive Income, Net of Tax				195	195
Dividend Declared to Parent			(40,000)		(40,000)
Balances as of September 30, 2018	$1,296,539	$(6,357)	$517,327	$(6,458)	$1,801,051

Balances as of June 30, 2019	$1,346,539	$(6,357)	$552,535	$(4,530)	$1,888,187
Net Income			98,170		98,170
Other Comprehensive Income, Net of Tax				106	106
Dividend Declared to Parent			(37,500)		(37,500)
Balances as of September 30, 2019	$1,346,539	$(6,357)	$613,205	$(4,424)	$1,948,963

	Nine Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2017	$1,296,539	$(6,357)	$380,076	$(6,226)	$1,664,032
Net Income			176,373		176,373
Other Comprehensive Income, Net of Tax				646	646
Dividend Declared to Parent			(40,000)		(40,000)
Adoption of ASU, Cumulative Effect Adjustment			878	(878)	—
Balances as of September 30, 2018	$1,296,539	$(6,357)	$517,327	$(6,458)	$1,801,051

Balances as of December 31, 2018	$1,346,539	$(6,357)	$484,277	$(4,714)	$1,819,745
Net Income			166,428		166,428
Other Comprehensive Income, Net of Tax				290	290
Dividend Declared to Parent			(37,500)		(37,500)
Balances as of September 30, 2019	$1,346,539	$(6,357)	$613,205	$(4,424)	$1,948,963
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND FINANCIAL STATEMENT PRESENTATION
TEP is a regulated utility that generates, transmits, and distributes electricity to approximately 428,000 retail customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis.
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
Variable Interest Entities
TEP regularly reviews contracts to determine if it has a variable interest in an entity, if that entity is a VIE, and if TEP is the primary beneficiary of the VIE. The primary beneficiary is required to consolidate the VIE when it has: (i) the power to direct activities that most significantly impact the economic performance of the VIE; and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
TEP has entered into long-term renewable PPAs with various entities. Some of these entities are VIEs due to the long-term fixed price component in the agreements. These PPAs effectively transfer commodity price risk to TEP, the buyer of the power, creating a variable interest. TEP has determined it is not a primary beneficiary of these VIEs as it lacks the power to direct the activities that most significantly impact the economic performance of the VIEs. TEP reconsiders whether it is a primary beneficiary of the VIEs on a quarterly basis.
As of September 30, 2019, the carrying amounts of assets and liabilities in the balance sheet that relate to variable interests under long-term PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as the Company would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Cash
Restricted cash includes cash balances restricted with respect to withdrawal or usage based on contractual or regulatory considerations. The following table presents the line items and amounts of cash, cash equivalents, and restricted cash reported on the balance sheet and reconciles their sum to the cash flow statement:

	Nine Months Ended September 30,
(in millions)	2019	2018
Cash and Cash Equivalents	$49	$18
Restricted Cash included in:
Investments and Other Property	13	8
Current Assets—Other	1	1
Total Cash, Cash Equivalents, and Restricted Cash	$63	$27

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2019 ACC RATE CASE
In April 2019, TEP filed a general rate case with the ACC based on a test year ended December 31, 2018. The filing requests new rates be implemented by May 1, 2020.
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
2019 FERC RATE CASE
In May 2019, TEP filed a proposal with the FERC requesting revisions to its OATT.
The key proposals of the filing included:

•	replacing TEP's stated transmission rates with a forward-looking formula rate;

•	a 10.4% return on equity; and

•	elimination of transmission rates that are bifurcated between high-voltage and lower-voltage facilities, as well as elimination of the bifurcated loss factor rate.
The requested forward-looking formula rate is intended to allow for more timely recovery of transmission related costs. On July 31, 2019, the FERC issued an order accepting TEP's proposed OATT revisions effective August 1, 2019, subject to refund, and established hearing and settlement procedures. As of September 30, 2019, TEP had reserved $1 million of wholesale revenues in Current Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets as a result of the FERC proceedings. TEP cannot predict the outcome of the proceeding.
Abandoned Plant Costs
Also in May 2019, TEP filed with the FERC a request to recover through its OATT rates abandoned plant costs related to the abandoned Sahuarita, Arizona to Nogales, Arizona transmission line. TEP requested authorization to recover 100% of the approximately $9 million that it incurred in developing the transmission line. The filing requests that the abandoned plant costs be included in TEP's transmission rate. On September 19, 2019, the FERC issued an order allowing TEP to recover 50% of its costs in its formula rate and established hearing and settlement procedures. TEP plans to incorporate the abandoned plant costs into its formula rate effective January 1, 2020, subject to refund. On September 26, 2019, the FERC issued an order consolidating the 2019 FERC Rate Case and Abandoned Plant Costs proceedings. In 2012, TEP wrote-off a portion of the deferred costs related to the Nogales transmission line. As of September 30, 2019, there was $4 million related to the Nogales transmission line recorded in Regulatory and Other Assets—Regulatory Assets on the Condensed Consolidated Balance Sheets.
FEDERAL TAX LEGISLATION
Arizona Corporation Commission
In December 2017, the ACC opened a docket requesting that all regulated utilities submit proposals to address passing the benefits of the TCJA through to customers. In 2018, the ACC approved TEP’s proposal to return savings from the Company’s federal corporate income tax rate under the TCJA to its customers through a combination of a customer bill credit and a regulatory liability deferral that reflects the return of a portion of the savings, effective May 1, 2018. The refund represents the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reduction in the federal corporate income tax rate and an estimate of EDIT amortization that will be trued up annually for actuals. The bill credit was designed to return the refund amount to customers based on forecasted kWh sales for the calendar year. Any over or under collected amounts are deferred to a regulatory liability or asset and will be used to adjust the following year's bill credit amounts. Customer bill credits are trued-up annually to reflect actuals for both kWh sales and EDIT amortization. The 2019 refund amount totals $34 million. On October 1, 2019, TEP filed an information filing with the ACC to establish a 2020 customer refund of $35 million.
The table below summarizes the regulatory asset (liability) balance related to the ACC Refund Order:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Beginning of Period	$1	$(5)	$4	$—
ACC Refund (Reduction in Operating Revenues)	(11)	(12)	(27)	(29)
Amount Returned to Customers through Bill Credits	7	16	17	28
Regulatory Deferral	3	—	6	—
End of Period	$—	$(1)	$—	$(1)

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
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Beginning of Period	$(9)	$(18)	$(17)	$(9)
Deferred Fuel and Purchased Power Costs (1)	3	4	6	(5)
PPFAC Refunds (Recoveries) (2)	10	(6)	15	(6)
End of Period	$4	$(20)	$4	$(20)

(1)	The negative balance in Deferred Fuel and Purchased Power Costs represents a decrease in the actual cost of fuel and purchased power below the costs associated with base fuel recoveries.

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
In September 2019, the ACC approved TEP's 2019 RES implementation plan with a budget amount of $55 million, which, along with an under-collection from previous years, is recovered through the RES surcharge. The recovery funds the following: (i) above market cost of renewable power purchases; (ii) previously awarded incentives for customer-installed DG; and (iii) various other program costs.
Energy Efficiency Standards
TEP is required to implement cost-effective DSM programs to comply with the ACC’s EE Standards. The EE Standards provide regulated utilities a DSM surcharge to recover from retail customers the costs to implement DSM programs, as well as

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The table below summarizes the LFCR revenues recognized in Operating Revenues on the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
LFCR Revenues	$9	$5	$25	$18

REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded on the balance sheet are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	September 30, 2019	December 31, 2018
Regulatory Assets
Pension and Other Postretirement Benefits	Various	$121	$126
Early Generation Retirement Costs (1)	Various	65	72
Derivatives (Note 9)	10	47	27
Lost Fixed Cost Recovery	2	44	35
Income Taxes Recoverable through Future Rates (2)	Various	39	47
Final Mine Reclamation and Retiree Healthcare Costs (3)	19	28	29
Property Tax Deferrals (4)	1	25	23
Springerville Unit 1 Leasehold Improvements (5)	4	10	11
Purchased Power and Fuel Adjustment Clause	1	4	—
Other Regulatory Assets	Various	24	30
Total Regulatory Assets		407	400
Less Current Portion	1	113	107
Total Non-Current Regulatory Assets		$294	$293

Regulatory Liabilities
Income Taxes Payable through Future Rates (2)	Various	$330	$354
Net Cost of Removal (6)	Various	163	171
Renewable Energy Standard	Various	56	52
Deferred Investment Tax Credits (7)	Various	5	7
Purchased Power and Fuel Adjustment Clause	1	—	17
Other Regulatory Liabilities	Various	20	6
Total Regulatory Liabilities		574	607
Less Current Portion	1	87	95
Total Non-Current Regulatory Liabilities		$487	$512

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 3. REVENUE
DISAGGREGATION OF REVENUES
TEP earns the majority of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Retail	$333	$345	$771	$810
Wholesale (1)	60	79	187	152
Other Services	30	24	84	74
Revenues from Contracts with Customers	423	448	1,042	1,036
Alternative Revenues	9	5	27	20
Other	9	7	31	33
Total Operating Revenues	$441	$460	$1,100	$1,089

(1)
Effective August 2019, the FERC authorized TEP to bill proposed OATT revisions subject to refund. TEP began to recognize a provision for revenues subject to refund for the estimate of revenues that are probable for refund. See Note 2 for more information regarding the FERC rate case.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable, Net on the Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2019	December 31, 2018
Customer (1)	$122	$99
Customer, Unbilled	53	45
Due from Affiliates (Note 5)	9	8
Other	15	25
Allowance for Doubtful Accounts	(6)	(5)
Accounts Receivable, Net	$193	$172

(1)	Includes $5 million as of September 30, 2019, and $8 million as of December 31, 2018, of receivables related to revenue from derivative instruments.

NOTE 5. RELATED PARTY TRANSACTIONS
TEP engages in various transactions with Fortis, UNS Energy, and the UNS Energy Affiliates. These transactions include: (i) the sale and purchase of power and transmission services; (ii) common cost allocations; and (iii) the provision of corporate and other labor-related services.
The following table presents the components of related party balances included in Accounts Receivable, Net and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2019	December 31, 2018
Receivables from Related Parties
UNS Electric	$7	$7
UNS Gas	2	1
Total Due from Related Parties	$9	$8

Payables to Related Parties
SES	$2	$2
UNS Energy	1	1
UNS Electric	—	1
UNS Gas	—	1
Total Due to Related Parties	$3	$5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the components of related party transactions included in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Goods and Services Provided by TEP to Affiliates
Transmission Revenues, UNS Electric (1)	$2	$2	$5	$5
Wholesale Revenues, UNS Electric (1)	—	1	—	1
Control Area Services, UNS Electric (2)	1	1	3	2
Common Costs, UNS Energy Affiliates (3)	4	4	14	13

Goods and Services Provided by Affiliates to TEP
Supplemental Workforce, SES (4)	4	4	11	11
Corporate Services, UNS Energy (5)	1	2	4	5
Corporate Services, UNS Energy Affiliates (6)	1	2	3	5

(1)
TEP and UNS Electric sell power and transmission services to each other. Wholesale power is sold at prevailing market prices while transmission services are sold at FERC-approved rates through the applicable OATT.

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

(5)
Costs for corporate services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 83% of UNS Energy's allocated costs. Corporate Services, UNS Energy includes legal, audit, and Fortis' management fees. TEP's share of Fortis' management fees were $1 million and $4 million for the three and nine months ended September 30, 2019 and 2018, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TEP’s leases are included on the balance sheet as follows:

(in millions)	Lease Type	September 30, 2019
Lease Assets
Utility Plant Under Finance Leases	Finance	$249
Accumulated Amortization of Finance Lease Assets	Finance	(83)
Regulatory and Other Assets, Other	Operating	8
Lease Liabilities
Current Liabilities, Finance Lease Obligations (1)(2)	Finance	182
Current Liabilities, Other	Operating	1
Regulatory and Other Liabilities, Other	Operating	7

(1)	TEP recorded the fair value purchase price of Gila River Unit 2 as determined by SRP's 2018 purchase price. TEP expects to complete the purchase of Gila River Unit 2 in December 2019.

(2)	Springerville Common Facilities Leases consist of two leases with initial terms ending January 2021. TEP may renew the two leases or exercise its remaining fixed-price purchase options.
The following table presents the components of TEP’s lease cost:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2019
Finance
Amortization of Leased Assets	$3	$9
Interest on Lease Liabilities (1)	4	10
Operating	—	1
Variable	1	10
Total Lease Cost	$8	$30

(1)
Finance lease interest expense is recorded in Interest Expense on the Condensed Consolidated Statements of Income. Finance lease interest expense related to Gila River Unit 2 was $3 million and $9 million for the three and nine months ended September 30, 2019, respectively. In 2018, lease interest expense related to Gila River Unit 2 was recorded in Purchased Power on the Condensed Consolidated Statements of Income.

TEP has a 20-year lease for energy storage with variable payments contingent on performance, which is expected to commence by the fourth quarter of 2020.
As of September 30, 2019, TEP had the following future minimum lease payments, excluding payments to lessors for variable costs:

(in millions)	Finance Leases (1)	Operating Leases	Total
2019	$167	$—	$167
2020	20	1	21
2021	—	1	1
2022	—	1	1
2023	—	1	1
Thereafter	—	5	5
Total Lease Payments	187	9	196
Less Imputed Interest	5	2	7
Total Lease Obligations	182	7	189
Less Current Portion	182	1	183
Total Non-Current Lease Obligations	$—	$6	$6

(1)	Includes monthly demand charge payments to SRP through February 2020 related to Gila River Unit 2's estimated 20-month lease term.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents TEP's lease terms and discount rate related to its leases:

September 30, 2019
Weighted-Average Remaining Lease Term (years)
Finance Leases	<1
Operating Leases	12
Weighted-Average Discount Rate
Finance Leases	7.1%
Operating Leases	4.1%

The following table presents TEP's cash flow information related to its leases:

Nine Months Ended
(in millions)	September 30, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows used for Finance Leases	$10
Operating Cash Flows used for Operating Leases	1
Financing Cash Flows used for Finance Leases	11
Right-of-Use Assets Obtained in Exchange for New Lease Liabilities
Operating Leases	8

In addition, TEP leases limited office facilities and utility property to others with remaining terms of two to five years. Most leases include one or more options to renew, with renewal terms that may extend the lease term for two to ten years.
Operating lease income for the three and nine months ended September 30, 2019, was not material to TEP's results of operations. TEP's expected operating lease payments to be received as of September 30, 2019, are $1 million or less in each of 2019 through 2023 and thereafter.
DISCLOSURES RELATED TO PERIODS PRIOR TO ADOPTION OF THE NEW LEASE STANDARD
As of December 31, 2018, future minimum lease payments were as follows:

(in millions)	Capital Leases	Operating Leases
2019	$187	$1
2020	20	1
2021	—	1
2022	—	1
2023	—	1
Thereafter	—	5
Total Lease Payments	207	$10
Less: Imputed Interest	14
Total Lease Obligations	193
Less: Current Portion	173
Total Non-Current Lease Obligations	$20

TEP's operating lease cost was $1 million for the three and nine months ended September 30, 2018.
The following table presents TEP's non-cash investing information related to its leases:

Nine Months Ended
(in millions)	September 30, 2018
Assets Obtained in Exchange for New Lease Liabilities
Capital Leases	$164

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 7. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
In addition to those reported in its 2018 Annual Report on Form 10-K, TEP entered into the following long-term commitment:
In March 2019, TEP entered into a build-transfer agreement to develop a 247 MW nominal capacity wind-powered electric generation facility, which is under construction in southeastern New Mexico (Oso Grande) with estimated costs of approximately $370 million. TEP will own and operate Oso Grande. Construction commenced in the third quarter of 2019 and is expected to be completed by December 2020. TEP made a payment of $15 million in September 2019.
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
Claims Related to San Juan Generating Station
WildEarth Guardians
In 2013, WildEarth Guardians (WEG) filed a Petition for Review in the U.S. District Court for the District of Colorado against the Office of Surface Mining Reclamation and Enforcement (OSMRE) challenging several unrelated mining plan modification approvals, including two issued in 2008 related to Westmoreland San Juan Mining LLC's (as successor to San Juan Coal Company (SJCC)) existing San Juan Mine. The petition alleges various National Environmental Policy Act (NEPA) violations against the OSMRE, including: (i) failure to provide requisite public notice and participation; and (ii) failure to analyze certain environmental impacts. WEG’s petition seeks various forms of relief, including voiding and remanding the various mining modification approvals, enjoining the federal defendants from re-issuing the approvals until they can demonstrate compliance with the NEPA, and enjoining operations at the affected mines. SJCC intervened in this matter and was granted its motion to sever its claims from the lawsuit and transfer venue to the U.S. District Court for the District of New Mexico, where this matter is now pending. In July 2016, the federal defendants filed a motion asking that the matter be voluntarily remanded to the OSMRE so the OSMRE may prepare a new Environmental Impact Statement (EIS) under the NEPA regarding the impacts of the San Juan Mine mining plan approval. In August 2016, the court issued an order granting the motion for remand to conduct further environmental analysis and complete an EIS by August 2019. The order provides that: (i) the OSMRE's decision approving the mining plan will remain in effect during this process; or (ii) if the EIS is not completed by August 2019, then the approved mine plan will immediately be vacated, absent further court order. On April 30, 2019, the OSMRE issued a final Record of Decision (ROD) on the Final EIS released March 15, 2019. The Final EIS contemplates continued mining at the San Juan Mine in annual quantities similar to those currently being provided through 2033. The Assistant Secretary for Land and Minerals Management approved the mining plan outlined in the ROD in August 2019. San Juan is scheduled for early retirement in 2022.
Mine Reclamation at Generation Facilities Not Operated by TEP
TEP pays ongoing mine reclamation costs related to coal mines that supply generation facilities in which TEP has an ownership interest but does not operate. TEP is also liable for a portion of final mine reclamation costs upon closure of the mines servicing Navajo, San Juan, and Four Corners. TEP’s estimated share of mine reclamation costs at all three mines is $63 million upon expiration of the related coal supply agreements, which expire between December 2019 and 2031. An aggregate liability balance related to final mine reclamation of $40 million as of September 30, 2019, and $36 million as of December 31, 2018, was recorded in Other on the Condensed Consolidated Balance Sheets. See Note 2 for additional information related to final mine reclamation costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts recorded for final mine reclamation are subject to various assumptions, such as estimations of reclamation costs, the dates when final reclamation will occur, and the expected inflation rate. As these assumptions change, TEP will prospectively adjust the expense amounts for final reclamation over the remaining coal supply agreements’ terms. Settlement negotiations regarding final mine reclamation costs associated with the planned early retirement of Navajo are ongoing. TEP's liability balance related to its share of Navajo's final mine reclamation costs was $5 million as of September 30, 2019, recorded in Other on the Condensed Consolidated Balance Sheets. TEP cannot currently predict the outcome of this matter.
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
Performance Guarantees
TEP has joint participation agreements with participants at Navajo, San Juan, Four Corners, and Luna. The participants in each of the generation facilities, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. With the exception of Four Corners, there is no maximum potential amount of future payments TEP could be required to make under the guarantees. The maximum potential amount of future payments is $250 million at Four Corners. As of September 30, 2019, there have been no such payment defaults under any of the participation agreements. The participation agreements expire in: (i) December 2019 at Navajo; (ii) 2022 at San Juan; (iii) 2041 at Four Corners; and (iv) 2046 at Luna.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. EMPLOYEE BENEFIT PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
(in millions)	2019	2018	2019	2018
Service Cost	$3	$4	$1	$1
Non-Service Cost (1)
Interest Cost	5	4	1	1
Expected Return on Plan Assets	(6)	(7)	(1)	(1)
Amortization of Net Loss	2	1	—	—
Net Periodic Benefit Cost	$4	$2	$1	$1

	Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Service Cost	$9	$11	$3	$3
Non-Service Cost (1)
Interest Cost	14	12	2	2
Expected Return on Plan Assets	(19)	(21)	(1)	(1)
Amortization of Net Loss	6	5	—	—
Net Periodic Benefit Cost	$10	$7	$4	$4

(1)	The non-service components of net periodic benefit cost are included in Other, Net on the Condensed Consolidated Statements of Income.

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
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Level 3	Total
(in millions)	September 30, 2019
Assets
Cash Equivalents (1)	$43	$—	$—	$43
Restricted Cash (1)	14	—	—	14
Energy Derivative Contracts, Regulatory Recovery (2)	—	2	6	8
Energy Derivative Contracts, No Regulatory Recovery (2)	—	—	4	4
Total Assets	57	2	10	69
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(49)	(6)	(55)
Total Liabilities	—	(49)	(6)	(55)
Total Assets (Liabilities), Net	$57	$(47)	$4	$14

(in millions)	December 31, 2018
Assets
Cash Equivalents (1)	$125	$—	$—	$125
Restricted Cash (1)	15	—	—	15
Energy Derivative Contracts, Regulatory Recovery (2)	—	10	—	10
Energy Derivative Contracts, No Regulatory Recovery (2)	—	—	2	2
Total Assets	140	10	2	152
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(35)	(2)	(37)
Total Liabilities	—	(35)	(2)	(37)
Total Assets (Liabilities), Net	$140	$(25)	$—	$115

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

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	September 30, 2019
Derivative Assets
Energy Derivative Contracts	$12	$8	$—	$4
Derivative Liabilities
Energy Derivative Contracts	(55)	(8)	—	(47)

(in millions)	December 31, 2018
Derivative Assets
Energy Derivative Contracts	$12	$11	$—	$1
Derivative Liabilities
Energy Derivative Contracts	(37)	(11)	—	(26)

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
As of September 30, 2019, the total notional amount of the interest rate swap was $6 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Unrealized Net Gain (Loss)	$1	$8	$(19)	$(24)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Operating Revenues	$—	$—	$5	$5

Derivative Volumes
As of September 30, 2019, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	September 30, 2019	December 31, 2018
Power Contracts GWh	4,739	1,743
Gas Contracts BBtu	128,737	146,933

Level 3 Fair Value Measurements
The following tables provide quantitative information regarding significant unobservable inputs in TEP’s Level 3 fair value measurements:

	Valuation Approach	Fair Value of		Unobservable Inputs	Range of Unobservable Inputs
		Assets	Liabilities
(in millions)	September 30, 2019
Forward Power Contracts	Market approach	$10	$(6)	Market price per MWh	$15.10	$64.85

(in millions)	December 31, 2018
Forward Power Contracts	Market approach	$3	$(2)	Market price per MWh	$16.80	$47.05

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a reconciliation of changes in the fair value of net assets and liabilities classified as Level 3 in the fair value hierarchy, and the gains (losses) attributable to the change in unrealized gains (losses) relating to assets (liabilities) still held at the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Beginning of Period	$(4)	$5	$1	$2
Gains (Losses) Recorded
Regulatory Assets or Liabilities, Derivative Instruments	6	1	(4)	1
Operating Revenues	—	—	5	4
Settlements	2	(6)	2	(7)
End of Period	$4	$—	$4	$—

Gains (Losses), Assets (Liabilities) Still Held	$7	$(2)	$4	$—
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
The value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $67 million as of September 30, 2019, compared with $41 million as of December 31, 2018. As of September 30, 2019, TEP had no collateral posted with its counterparties. If the credit risk contingent features were triggered on September 30, 2019, TEP would have been required to post an additional $67 million of collateral of which $15 million relates to outstanding net payable balances for settled positions.

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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the face value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Face Value		Fair Value
(in millions)		September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$1,629	$1,629	$1,784	$1,672

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the financial condition, and the outlook for TEP. It includes the following:

•	outlook and strategies;

•	results of operations in the third quarter and first nine months of 2019 compared with the same periods in 2018;

•	factors affecting results of operations;

•	liquidity and capital resources, including: (i) capital expenditures; (ii) contractual obligations; and (iii) environmental matters;

•	critical accounting policies and estimates; and

•	new accounting standards issued and not yet adopted.
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
OUTLOOK AND STRATEGIES
TEP's financial prospects and outlook are affected by many factors, including: (i) global, national, regional, and local economic conditions; (ii) volatility in the financial markets; (iii) environmental laws and regulations; and (iv) other regulatory and legislative actions. Our plans and strategies include:

•
Achieving constructive outcomes in our regulatory proceedings that will provide us: (i) recovery of our full cost of service and an opportunity to earn an appropriate return on our rate base investments; (ii) updated rates that provide more accurate price signals and a more equitable allocation of costs to our customers; and (iii) the ability to continue providing safe, affordable, and reliable service.

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

2019 Operational and Financial Highlights
Management's Discussion and Analysis includes the following notable items:

•	Entered into a build-transfer agreement to develop a 247 MW wind-power electric generation facility, Oso Grande, which is expected to be completed by December 2020.

•	Filed a general rate case with the ACC based on a test year ended December 31, 2018, which includes a non-fuel retail revenue increase of $115 million.

•
Filed a rate case with the FERC to replace our stated transmission rates with a forward-looking formula rate. The requested forward-looking formula rate is intended to allow for more timely recovery of transmission related costs. On July 31, 2019, the FERC issued an order accepting TEP's proposed OATT revisions effective August 1, 2019, subject to refund, and established hearing and settlement procedures.

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
The following discussion provides the significant items that affected TEP's results of operations in the third quarter and first nine months of 2019 compared with the same periods in 2018. The significant items affecting net income are presented on an after-tax basis.
The third quarter of 2019 compared with the third quarter of 2018
TEP reported net income of $98 million in the third quarter of 2019 compared with net income of $95 million in the third quarter of 2018. The increase of $3 million, or 3%, was primarily due to:

•	$4 million in higher retail revenue primarily due to higher LFCR revenues; and

•	$2 million in higher AFUDC related to an increase in construction projects.
The increase was partially offset by:

•	$2 million in higher depreciation and amortization expense due to an increase in asset base; and

•	$2 million in higher interest expense related to a debt issuance in November 2018.
The first nine months of 2019 compared with the first nine months of 2018
TEP reported net income of $166 million in the first nine months of 2019 compared with net income of $176 million in the first nine months of 2018. The decrease of $10 million, or 6%, was primarily due to:

•	$8 million in lower retail revenue primarily due to a decrease in usage related to unfavorable weather;

•	$8 million in higher depreciation and amortization expense due to an increase in asset base; and

•	$6 million in higher interest expense related to a debt issuance in November 2018.
The decrease was partially offset by:

•	$6 million in higher AFUDC related to an increase in construction projects;

•	$3 million increase in the value of company-owned life insurance as a result of favorable market conditions; and

•	$3 million in lower income tax expense due to the recognition of additional AMT credits related to a revision in tax law guidance.

Operating Revenues and Key Statistics
The following table provides key statistics impacting operating revenues:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
($ and kWh in millions)	2019	2018	Percent	2019	2018	Percent
Operating Revenues	$441	$460	(4.1)%	$1,100	$1,089	1.0%

Electric Sales (kWh)
Retail Sales	2,940	2,917	0.8%	6,881	7,031	(2.1)%
Wholesale, Long-Term	173	151	14.6%	382	295	29.5%
Wholesale, Short-Term	1,915	1,684	13.7%	5,568	3,914	42.3%
Total Electric Sales	5,028	4,752	5.8%	12,831	11,240	14.2%

Average Revenue Per kWh (Cents/kWh)
Retail	11.31	11.81	(4.2)%	11.20	11.52	(2.8)%
Wholesale	3.05	4.18	(27.0)%	3.12	3.50	(10.9)%

Total Retail Customers				427,888	424,634	0.8%
Operating Revenues decreased by $19 million in the third quarter of 2019 when compared with the same period in 2018 primarily due to a decrease in: (i) short-term wholesale revenue resulting from decreases in wholesale pricing; and (ii) fuel and purchase power recoveries as a result of lower PPFAC rates. The decrease was partially offset by an increase in: (i) participant billings related to Springerville Units 3 and 4; and (ii) LFCR revenues.
Operating Revenues increased by $11 million in the first nine months of 2019 when compared with the same period in 2018 primarily due to an increase in: (i) short-term wholesale sales resulting from an increase in available system capacity related to Gila River Unit 2; and (ii) participant billings related to Springerville Units 3 and 4. The increase was partially offset by (i) a decrease in fuel and purchase power recoveries as a result of lower PPFAC rates; and (ii) lower retail sales as a result of unfavorable weather.
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
Operating Expenses
Fuel and Purchased Power Expense
Fuel and Purchased Power Expense, which includes PPFAC recovery treatment, decreased by $34 million, or 18%, in the third quarter when compared with the same period in 2018. The decrease was primarily due to a decrease in: (i) recovery of PPFAC costs as a result of changes in the PPFAC rate; (ii) the average cost of natural gas; and (iii) the price of non-renewable purchased power. The decrease was partially offset by an increase in generation output.
Fuel and Purchased Power Expense, which includes PPFAC recovery treatment, increased by $2 million, or less than 1%, in the first nine months of 2019 when compared with the same period in 2018. The increase was primarily due to an increase in generation output. The increase was partially offset by a decrease in: (i) recovery of PPFAC costs as a result of changes in the PPFAC rate; and (ii) the average cost of natural gas.

The following table presents TEP’s sources of energy and average cost of power by type:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(kWh in millions)	2019	2018	Percent	2019	2018	Percent
Sources of Energy
Coal-Fired Generation	1,956	1,927	1.5%	5,328	5,191	2.6%
Gas-Fired Generation	2,698	2,493	8.2%	6,379	4,790	33.2%
Utility-Owned Renewable Generation	19	22	(13.6)%	58	66	(12.1)%
Total Generation	4,673	4,442	5.2%	11,765	10,047	17.1%
Purchased Power, Non-Renewable	450	408	10.3%	1,124	1,240	(9.4)%
Purchased Power, Renewable	152	151	0.7%	502	516	(2.7)%
Total Generation and Purchased Power	5,275	5,001	5.5%	13,391	11,803	13.5%

(cents per kWh)
Average Fuel Cost of Generated Power
Coal	2.63	2.39	10.0%	2.41	2.43	(0.8)%
Natural Gas (1)	2.25	2.74	(17.9)%	2.29	2.42	(5.4)%
Average Cost of Purchased Power
Purchased Power, Non-Renewable	5.16	7.58	(31.9)%	4.24	4.52	(6.2)%
Purchased Power, Renewable	9.68	9.65	0.3%	9.48	9.47	0.1%

(1)	Includes realized gains and losses from hedging activity.
Operations and Maintenance Expense
Operations and Maintenance Expense increased by $5 million, or 5%, and $7 million, or 3% in the third quarter and first nine months of 2019, respectively, when compared with the same periods in 2018. The increases were primarily due to an increase in maintenance expenses at Springerville Unit 3.
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
Depreciation and Amortization Expense
Depreciation and Amortization Expense increased by $2 million, or 5%, and $10 million, or 7%, in the third quarter and first nine months of 2019, respectively, when compared with the same periods in 2018. The increases were primarily due to an increase in asset base.
Other Income (Expense)
Other Income (Expense) decreased by $5 million, or 38%, and $8 million, or 21%, in the third quarter and first nine months of 2019, respectively, when compared with the same periods in 2018. The decreases were primarily due to an increase in interest expense related to: (i) a debt issuance in November 2018; and (ii) Gila River Unit 2 demand charges, which are recovered through the PPFAC and accounted for as finance lease interest expense. The decreases were partially offset by an increase in: (i) the value of company-owned life insurance as a result of favorable market conditions; and (ii) Construction Work in Progress balances related to an increase in construction projects.
Income Tax Expense
There were no significant changes to Income Tax Expense in the third quarter. Income Tax Expense decreased by $5 million, or 15%, in the first nine months of 2019 when compared with the same period in 2018. The decrease was primarily due to a decrease in earnings before tax expense and the recognition of AMT credits in the first quarter of 2019 related to a revision in tax law guidance.

FACTORS AFFECTING RESULTS OF OPERATIONS
Regulatory Matters
TEP is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Part II, Item 7 of our 2018 Annual Report on Form 10-K and new regulatory matters occurring in 2019.
2019 ACC Rate Case
In April 2019, TEP filed a general rate case with the ACC to provide TEP with an opportunity to recover its full cost of service, including an appropriate return on its rate base investments, and enable TEP to continue to provide safe and reliable service. The rate application is based on a test year ended December 31, 2018. We requested new rates be implemented by May 1, 2020.
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
2019 FERC Rate Case
In May 2019, TEP filed a proposal with the FERC requesting revisions to its OATT. The filing requests that the new rates be implemented by August 1, 2019.
The key provisions of the filing included:

•	replacing TEP's stated transmission rates with a forward-looking formula rate;

•	a 10.4% rate of return on equity; and

•	elimination of transmission rates that are bifurcated between high-voltage and lower-voltage facilities, as well as elimination of the bifurcated loss factor rate.
The requested forward-looking formula rate is intended to allow for more timely recovery of transmission related costs. Based on the formula rate proposed, TEP anticipates an increase of approximately $7 million over current annual transmission revenue.
On July 31, 2019, the FERC issued an order accepting TEP's proposed OATT revisions effective August 1, 2019, subject to refund, and established hearing and settlement procedures.
Abandoned Plant Costs
Also in May 2019, TEP filed with the FERC a request to recover through its OATT rates abandoned plant costs related to the abandoned Sahuarita, Arizona to Nogales, Arizona transmission line. TEP requested authorization to recover 100% of the approximately $9 million that we incurred in developing the transmission line. The filing requests that the abandoned plant costs be included in TEP's transmission rate. On September 19, 2019, the FERC issued an order allowing TEP to recover 50% of its costs in its formula rate and established hearing and settlement procedures. TEP plans to incorporate the abandoned plant costs into its formula rate effective January 1, 2020, subject to refund. On September 26, 2019, the FERC issued an order consolidating the 2019 FERC Rate Case and Abandoned Plant Costs proceedings. In 2012, TEP wrote-off a portion of the deferred costs related to the Nogales transmission line. As of September 30, 2019, there was $4 million related to the Nogales transmission line recorded in Regulatory and Other Assets—Regulatory Assets on the Condensed Consolidated Balance Sheets.
TEP cannot predict the outcome of either of these proceedings.
Temporary Suspension of Residential Service Disconnection
In June 2019, the ACC adopted an emergency rule prohibiting residential service disconnections from June 1, 2019, through October 15, 2019, to address potential health risks from extreme heat. The emergency rule applied to all electric utilities in Arizona subject to ACC jurisdiction. Customers are responsible for paying past due amounts at the end of the moratorium. The ACC also initiated a comprehensive review of its disconnection rules. As of September 30, 2019, we had recorded an increase to allowance for doubtful accounts of $1 million as a result of the rule, which is reflected in Accounts Receivable, Net on the Condensed Consolidated Balance Sheets. TEP intends to seek recovery of material costs associated with the suspension of residential service disconnections as well as the costs of complying with future changes in the ACC's disconnection rules.
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
Customer bill credits are trued-up annually to reflect actuals for kWh sales and EDIT amortization. TEP filed an application with the ACC to establish the 2019 customer refund of $34 million. The refund will be returned to customers through a combination of a customer bill credit and a regulatory liability in 2019. TEP is allowed to defer 25% of the 2019 refund into a regulatory liability and 50% of any additional refunds in future years. As part of the 2019 Rate Case, we requested a TEAM that is intended to allow for the timely pass through to our customers of any income tax effects that materially impact revenue requirements as a result of federal or state income tax legislation. TEP has proposed the refunds deferred in the regulatory liability account be returned to customers through the TEAM in the same year the 2019 Rate Case is completed. On October 1, 2019, TEP filed an information filing with the ACC to establish a 2020 customer refund of $35 million.
See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and Liquidity and Capital Resources, Income Tax Position of this Form 10-Q for additional information regarding the ACC Refund Order.
Generation Resources
TEP’s long-term resource strategy is to transition to a more diverse, sustainable energy portfolio. Lower natural gas prices and a decrease in the cost of renewables, in combination with increasingly stringent environmental requirements, has contributed to our longer-term plan to transition away from coal-fired generation to cleaner natural gas and renewable resources. Our energy portfolio will continue to adjust in consideration of future changes in energy markets, storage technologies, and environmental regulation. These adjustments related to our coal-fired resources may include changes in generation facility ownership, unit shutdowns, or the sale of generation assets to third-parties. TEP will seek regulatory recovery for any amounts that would not otherwise be recovered as a result of these actions.
As of September 30, 2019, approximately 40% of our generation capacity, including owned and leased resources, was from coal-fired generation.
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
Navajo Generating Station
In 2017, the Navajo Nation approved a land lease extension which allows TEP and the co-owners of Navajo to continue operations through 2019 and begin decommissioning activities thereafter. Navajo is expected to shut down on or before December 22, 2019. We are currently recovering Navajo's capital and operating costs in base rates using a useful life through 2030. Due to the early retirement of Navajo, in the 2019 Rate Case we have requested recovery of final retirement costs over a 10-year period. As of September 30, 2019, the net book value of Navajo was $39 million, with estimated other related costs of $4 million.
See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the planned early retirement of Navajo.
Sundt Generating Station
In 2017, TEP submitted an Air Quality Permit Application to the Pima County Department of Environmental Quality related to a generation modernization project at Sundt. Under the project, TEP will place in service 10 natural gas RICE units with a total nominal generation capacity of 190 MW. The final permit was issued in December 2018. Construction is underway with five RICE units scheduled to be in commercial operation by the end of 2019 and the remaining five early in the first quarter of 2020. We have requested recovery of the RICE project costs in the 2019 Rate Case.
The RICE units will balance the variability of intermittent renewable energy resources and will replace 162 MW of nominal net generation capacity from Sundt Units 1 and 2, which are less efficient and lack the quick start, fast ramp capabilities of the RICE units. TEP plans to retire Sundt Units 1 and 2 prior to start-up of the first RICE unit. We are currently recovering capital and operating costs for Sundt Units 1 and 2 in base rates using useful lives through 2028 and 2030, respectively. Due to the early retirement of Sundt Units 1 and 2, we have requested recovery of final retirement costs over a 10-year period in the 2019 Rate Case. As of September 30, 2019, the net book value of Sundt Units 1 and 2 was $26 million, with estimated other related costs of $1 million.
See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the planned early retirement of Sundt Units 1 and 2.
Gila River Generating Station
In 2017, TEP entered into a 20-year tolling PPA with SRP to purchase and receive all 550 MW of capacity, power, and ancillary services from Gila River Unit 2, which includes a three-year option to purchase Gila River Unit 2 (Tolling PPA). TEP anticipates completing the purchase of Gila River Unit 2 in December 2019 for approximately $164 million. We have requested recovery of the Gila River Unit 2 purchase in the 2019 Rate Case. TEP will continue to pay a monthly demand charge consisting of: (i) a fixed capacity charge of approximately $1 million; and (ii) an operating fee to compensate SRP for the non-fuel costs of operating Gila River Unit 2 until the purchase is complete. TEP recovers the monthly demand charge through the PPFAC mechanism.
We expect the additional 550 MW of capacity, power, and ancillary services from the Tolling PPA to allow us to continue to move toward our long-term goal of resource diversification as it will replace coal-fired generation scheduled for early retirement. TEP sells the capacity from the Tolling PPA into the wholesale market on a short-term basis with the associated revenues credited to the PPFAC.
Renewable Generating Facility
In March 2019, TEP entered into an agreement to develop Oso Grande with estimated costs of approximately $370 million. TEP will own and operate the facility. Construction commenced during the third quarter of 2019 and is expected to be completed by December 2020. It is probable that the wind project will qualify for the IRS renewable Production Tax Credit.
Energy Imbalance Market
In May 2019, TEP signed an agreement with the California Independent System Operator and plans to begin participating in the EIM by April 2022. The EIM is expected to reduce costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, more effectively integrate renewables, and enhance reliability through improved system utilization and responsiveness.

Interest Rates
See Part II, Item 7A in our 2018 Annual Report on Form 10-K and Part II, Item 3 of this Form 10-Q for information regarding interest rate risks and its impact on earnings.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Cash flows may vary during the year with cash flows from operations typically being the lowest in the first quarter of the year and highest in the third quarter due to TEP's summer peaking load. We use our revolving credit facility as needed to fund our business activities. We believe that we have sufficient liquidity under our revolving credit facility to meet short-term working capital needs and to provide credit enhancement as necessary under energy procurement and hedging agreements. The availability and terms under which we have access to external financing depends on a variety of factors, including our credit ratings and conditions in the bank and capital markets.
Available Liquidity

(in millions)	September 30, 2019
Cash and Cash Equivalents	$49
Amount Available under Revolving Credit Facility (1)	250
Total Liquidity	$299

(1)	TEP's revolving credit facility provides for $250 million of revolving credit commitments with a LOC sublimit of $50 million and a maturity date of October 2022.
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
Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing and financing activities:

	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2019	2018	Percent
Operating Activities	$317	$352	(9.9)%
Investing Activities	(358)	(303)	18.2%
Financing Activities	(48)	(71)	(32.4)%
Net Increase (Decrease)	(89)	(22)	304.5%
Beginning of Period	153	50	206.0%
End of Period (1)	$64	$28	128.6%

(1)	Calculated on rounded data and may not correspond exactly to amounts on the Condensed Consolidated Statements of Cash Flows.
Operating Activities
In the first nine months of 2019, net cash flows from operating activities decreased by $35 million compared with the same period in 2018. The decrease was primarily due to: (i) lower retail sales as a result of unfavorable weather; (ii) a decrease in recovery of PPFAC costs as a result of changes in the PPFAC rate; and (iii) changes in working capital related to the timing of collections and payments.
Investing Activities
In the first nine months of 2019, net cash flows used for investing activities increased by $55 million compared with the same period in 2018 primarily due to an increase in cash paid for capital expenditures in 2019, including a payment in September 2019 for Oso Grande. See Capital Expenditures below.

Financing Activities
In the first nine months of 2019, net cash flows used for financing activities decreased by $23 million compared with the same period in 2018 primarily due to a decrease in repayments, net of proceeds borrowed, under our revolving credit facility in 2018.
TEP anticipates entering into a bank term loan by the end of 2019 to: (i) finance a portion of the purchase of Gila River Unit 2; (ii) make payments for Oso Grande; and (iii) for general corporate purposes.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of September 30, 2019, TEP's short-term investments included highly-rated and liquid money market funds and insured cash sweep accounts.
Access to Revolving Credit Facility
We have access to working capital through a revolving credit agreement with lenders. TEP expects that amounts borrowed under the credit facility will be used for working capital and other general corporate purposes and that LOCs will be issued from time to time to support energy procurement and hedging transactions. As of September 30, 2019, there was $250 million available under the revolving credit and the LOC facility.
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
TEP has, from time to time, refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, we may refinance other debt issuances or make additional debt repurchases in the future. On October 16, 2019, TEP issued a revocable notice to redeem $15 million of fixed rate tax-exempt, pollution control bonds on November 15, 2019. We plan to fund the redemption using available cash, revolver borrowings, or a combination thereof.
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of September 30, 2019, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- and A3, respectively.
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
Debt Covenants
Under certain agreements, should TEP fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of September 30, 2019, TEP was in compliance with these covenants.
We do not have any provisions in any of our debt or lease agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.

Contribution from Parent
TEP received no equity contributions in the third quarter or first nine months of 2019 or 2018.
Dividends Paid to Parent
TEP declared and paid a $38 million dividend to UNS Energy in the third quarter and first nine months of 2019, and $40 million in the third quarter and first nine months of 2018.
Master Trading Agreements
TEP conducts its wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, TEP may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits provided to TEP, changes in contract values, changes in TEP’s credit ratings, or material changes in TEP’s creditworthiness. As of September 30, 2019, TEP had posted no cash or LOCs as credit enhancements with its counterparties.
Capital Expenditures
TEP's routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. In the first nine months of 2019, there have been no material changes to capital expenditures as reported in our 2018 Annual Report on Form 10-K, except as noted below:

•
In March 2019, we entered into a build-transfer agreement to develop Oso Grande, which established the anticipated timing and amount of capital expenditure payments for the Oso Grande project. The agreement contemplates capital expenditures of $259 million in 2019 and $111 million in 2020, compared to $43 million in 2019 and $309 million in 2020, which had been included with respect to this project in the forecasted capital expenditures for renewable energy generation facilities in our 2018 Annual Report on Form 10-K. The timing of payments are contingent upon certain performance obligations. A payment was made in September 2019. See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Contractual Obligations
In the first nine months of 2019, there have been no material changes outside the ordinary course of business to contractual obligations as reported in our 2018 Annual Report on Form 10-K, except as noted below:

•
In March 2019, we entered into a build-transfer agreement to develop Oso Grande, which is expected to be completed by December 2020. The agreement increased our contractual obligations by $259 million in 2019 and $111 million in 2020, contingent upon certain performance obligations. See Capital Expenditures section above.

Off-Balance Sheet Arrangements
Other than the unrecorded contractual obligations reported on the contractual obligations table presented in our 2018 Annual Report on Form 10-K, we do not have any arrangements or relationships with entities that are not consolidated into the financial statements.
Income Tax Position
TEP did not make any U.S. federal or Arizona State income tax payments in the third quarter or first nine months of 2019 due to existing net operating loss and tax credit carryforwards in those jurisdictions. Based on our remaining tax carryforward balances, we do not anticipate making federal or state income tax payments of a material nature for the next several years.
Under the TCJA, existing AMT credit carryforwards will be refunded or used to offset U.S. federal income tax liabilities through our 2021 tax year. TEP did not receive any AMT credit refunds in the third quarter or first nine months of 2019. We expect to receive an AMT credit refund of approximately $14 million during the fourth quarter of 2019 related to our 2018 U.S. federal tax return filing. In addition, we currently anticipate receiving AMT credit refunds of approximately $7 million in 2020 and $3 million in 2021 and 2022.
See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the TCJA.

Environmental Matters
The Environment Protection Agency (EPA) regulates the amount of sulfur dioxide (SO2), nitrogen oxides (NOx), carbon dioxide (CO2), particulate matter, mercury and other by-products produced by generation facilities. We may incur additional costs to comply with future changes in federal and state environmental laws, regulations, and permit requirements at our generation facilities. Environmental laws and regulations continue to evolve; therefore, we are unable to predict the impact they may have on our operations and consolidated financial results. Complying with these changes may reduce operating efficiency and increase capital and operating costs. TEP will request recovery from its customers of the costs of environmental compliance through cost recovery mechanisms and Retail Rates.
Regional Haze Regulations
The EPA's Regional Haze rule requires emission reductions from certain industrial facilities emitting air pollutants that reduce visibility in national parks and wilderness areas. The rule calls for states to establish goals and emission reduction strategies for improving visibility in these areas. States must submit these goals and strategies to the EPA for approval in the form of a State Implementation Plan (SIP), and must review and submit revisions to the SIP on a periodic basis.
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
Greenhouse Gas Regulation
In August 2015, the EPA issued the Clean Power Plan (CPP) limiting CO2 emissions from existing and new fossil fuel-based generation facilities. The CPP established state-level CO2 emission rates and mass-based goals that apply to fossil fuel-based generation. The plan targeted CO2 emissions reductions for existing facilities by 2030 and established interim goals that begin in 2022.
In June 2019, the EPA repealed the CPP, and replaced it with the Affordable Clean Energy (ACE) rule, establishing new emissions guidelines. The new rule rebalances the roles between the states and the EPA. Under the new rule, the EPA would set emission guidelines based on the Best System of Emission Reduction (BSER) for Greenhouse Gas (GHG) emissions. The BSER for GHG emissions from existing coal-fired generation facilities is defined as heat-rate (efficiency) improvements that can be applied at the source. The states would then use these emission guidelines to establish state performance standards, considering source specific factors such as the remaining useful life of an individual unit.
Effective September 2019, states will have three years to submit plans to the EPA establishing performance standards. The EPA has 12 months to act on a complete state submittal. If a state plan is not approved, or a state fails to submit a plan within the allotted three years, the EPA would have two years to issue a federal plan.
Legal challenges to the rule could delay the effectiveness and implementation of the new rule. TEP does not anticipate a material impact to its facilities at this time. TEP will continue to work with other Arizona utilities, as well as the appropriate regulatory agencies, to develop compliance strategies as needed.
Coal Combustion Residuals Regulation
In April 2015, the EPA issued a final rule requiring disposal of coal ash and other Coal Combustion Residuals (CCR) to be managed as a solid waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA) for disposal in landfills and/or surface impoundments. Due to the planned early retirement of Navajo, our share of costs to comply was less than $1 million as of September 30, 2019. We expect to continue to incur additional operating costs for on-going groundwater monitoring and eventual site closure. Our share of costs to comply at Four Corners is estimated to be $2 million, the majority of which is expected to be capital expenditures associated with site preparation and installation of the groundwater monitoring well system.
In December 2016, Congress approved the Water Infrastructure Improvements for the Nation (WIIN) Act, which authorizes the States to establish permit programs under RCRA for implementing regulation for CCR. In response to the WIIN Act and RCRA rulemaking petitions, the EPA has indicated that it intends to conduct two phases of CCR rule revisions. In July 2018, the EPA signed a Phase 1, Part 1 final rule which: (i) revised groundwater protection standards for rule-specific constituents without maximum containment levels; (ii) incorporated risk-based changes under an EPA-approved state permit program or an EPA permit program; and (iii) extended certain closure deadlines. In response to challenges to this rule, the EPA filed a motion to voluntarily remand the rule but not vacate it. On March 13, 2019, the U.S. Court of Appeals for the D.C. Circuit Court issued an order granting the EPA's motion, allowing the EPA nine months to undertake new rulemaking. In August 2019, the EPA issued the Phase 2 rule revision proposal. TEP does not anticipate a material impact on operations or financial results from the anticipated proposed rule revisions.
ADEQ's rule exempting federally regulated CCR disposal units from certain redundant provisions of Arizona’s Aquifer Protection Permit program became effective in September 2019. TEP is continuing to work with other affected utilities and the ADEQ to explore the possibility of developing a State administered program to enforce CCR regulation.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to apply accounting policies and make estimates, judgments, and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements and related notes. Management believes that there have been no significant changes during the nine months ended September 30, 2019, to the items that we disclosed as our critical accounting policies and estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.
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

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of September 30, 2019. There was no change in TEP’s internal control over financial reporting during the quarter ended September 30, 2019, that materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of certain legal proceedings affecting TEP, refer to Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A. RISK FACTORS
The business and financial results of TEP are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2018 Annual Report on Form 10-K should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our 2018 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David G. Hutchens

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Frank P. Marino

*32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL and continued in Exhibit 101

*	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	October 31, 2019	/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)