Form 10-Q
period 2020-03-31
TUCSON ELECTRIC POWER CO
filed 2020-05-06
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of May 5, 2020.

i

DEFINITIONS
The abbreviations and acronyms used in this Form 10-Q are defined below:
INDUSTRY ACRONYMS AND CERTAIN DEFINITIONS

2015 Credit Agreement	The 2015 Credit Agreement provides for a $250 million revolving credit and letter of credit facilities with a sublimit of $50 million; the credit agreement matures in October 2022
2019 Credit Agreement	The 2019 Credit Agreement provided for $225 million in term loans. In April 2020, the term loans were repaid and the agreement terminated
2019 ACC Rate Case	In April 2019, TEP filed a general rate case with the ACC based on a test year ended December 31, 2018
2019 FERC Rate Case	In 2019, the FERC issued an order approving TEP's proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings
ABR	Alternate Base Rate
ACC	Arizona Corporation Commission
ACC Refund Order
An order issued in 2018 by the ACC approving TEP’s proposal to return savings from the Company’s federal corporate income tax rate under the TCJA to its customers through a combination of customer bill credits and a regulatory liability deferral that reflects the return of a portion of the savings, effective May 1, 2018

ADEQ	Arizona Department of Environmental Quality
ALJ	Administrative Law Judge
AMT	Alternative Minimum Tax
COVID-19	Coronavirus Disease 2019
DG	Distributed Generation
DSM	Demand Side Management
EDIT	Excess Deferred Income Taxes
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
LFCR	Lost Fixed Cost Recovery
LIBOR	London Interbank Offered Rate
LOC	Letter(s) of Credit
OATT	Open Access Transmission Tariff
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
Retail Rates	Rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment
RICE	Reciprocating Internal Combustion Engine
TCA	Transmission Cost Adjustor
TCJA	Tax Cuts and Jobs Act
TEAM	Tax Expense Adjustor Mechanism
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
UNITS OF MEASURE

BBtu
Billion British thermal unit(s), a measure of the quantity of heat required to raise the temperature of one pound of liquid water by one degree Fahrenheit at the temperature at which water has its greatest density, in billions

GWh	Gigawatt-hour(s), a measure of electricity that represents one billion watts of power expended over one hour
kWh	Kilowatt-hour(s), a measure of electricity that represents one thousand watts of power expended over one hour
MW	Megawatt(s), a measure of electricity that represents one million watts of power

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
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2019 Annual Report on Form 10-K; Part II, Item 1A. Risk Factors; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of this report. These factors include: voter initiatives and state and federal regulatory and legislative decisions and actions, including changes in tax and energy policies and any change in the structure of utility service in Arizona resulting from the ACC's examination of the state's energy policies; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output or accelerate generation facility retirements; the outcome of the general rate case filed with the ACC in April 2019; the outcome of the proposal filed with the FERC in May 2019 requesting revisions to TEP's OATT; regional economic and market conditions that could affect customer growth and energy usage; changes in energy consumption by retail customers; weather variations affecting energy usage; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the expected demand plus reserve margin requirements; the cost of debt and equity capital and access to capital markets and bank markets, which may affect our ability to raise additional capital and use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and a changing interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and the related contribution requirements and expenses; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting policies and estimates; the ongoing impact of mandated energy efficiency and DG initiatives; changes to long-term contracts; the cost of fuel and power supplies; the ability to obtain coal from our suppliers; cyber-attacks, data breaches, or other challenges to our information security, including our operations and technology systems; the performance of TEP's generation facilities; the development of our wind-powered electric generation facility in southeastern New Mexico; participation in the Energy Imbalance Market; the extent of the impact of the COVID-19 pandemic on our business and operations, and the economic and societal disruptions resulting from the COVID-19 pandemic; and the impact of the TCJA on our financial condition and results of operations, including the assumptions we make relating thereto.

v

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Operating Revenues	$278,556	$333,003

Operating Expenses
Fuel	63,299	89,418
Purchased Power	18,318	32,850
Transmission and Other PPFAC Recoverable Costs	10,595	11,925
Increase (Decrease) to Reflect PPFAC Recovery Treatment	(1,182)	6,205
Total Fuel and Purchased Power	91,030	140,398
Operations and Maintenance	87,455	86,588
Depreciation	46,499	41,317
Amortization	6,956	7,617
Taxes Other Than Income Taxes	14,909	14,201
Total Operating Expenses	246,849	290,121

Operating Income	31,707	42,882

Other Income (Expense)
Interest Expense	(20,481)	(22,131)
Allowance For Borrowed Funds	2,882	1,274
Allowance For Equity Funds	3,034	3,323
Unrealized Gains (Losses) on Investments	(6,427)	3,080
Other, Net	853	208
Total Other Income (Expense)	(20,139)	(14,246)

Income Before Income Tax Expense	11,568	28,636
Income Tax Expense	3,650	2,441
Net Income	$7,918	$26,195
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Comprehensive Income
Net Income	$7,918	$26,195
Other Comprehensive Income
Net Changes in Fair Value of Cash Flow Hedges:
Net of Income Tax Expense of $0 and $9	—	28
Supplemental Executive Retirement Plan Adjustments:
Net of Income Tax Expense of $45 and $22	135	66
Total Other Comprehensive Income, Net of Tax	135	94
Total Comprehensive Income	$8,053	$26,289
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net Income	$7,918	$26,195
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	46,499	41,317
Amortization Expense	6,956	7,617
Amortization of Debt Issuance Costs	612	571
Use of Renewable Energy Credits for Compliance	10,773	8,275
Deferred Income Taxes	10,567	4,191
Pension and Other Postretirement Benefits Expense	3,721	4,440
Pension and Other Postretirement Benefits Funding	(1,310)	(1,744)
Allowance for Equity Funds Used During Construction	(3,034)	(3,323)
Regulatory Deferral, ACC Refund Order	4,259	1,707
Changes in Current Assets and Current Liabilities:
Accounts Receivable	29,646	25,319
Materials, Supplies, and Fuel Inventory	7,028	(3,537)
Regulatory Assets	(6,399)	(3,400)
Other Current Assets	2,079	(9,449)
Accounts Payable and Accrued Charges	(31,905)	(22,687)
Income Taxes Receivable, Net	(7,185)	(1,424)
Regulatory Liabilities	3,338	6,587
Other, Net	7,463	1,078
Net Cash Flows—Operating Activities	91,026	81,733
Cash Flows from Investing Activities
Capital Expenditures	(364,012)	(106,279)
Purchase Intangibles, Renewable Energy Credits	(10,625)	(9,704)
Contributions in Aid of Construction	1,592	2,852
Net Cash Flows—Investing Activities	(373,045)	(113,131)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	105,000	—
Repayments of Borrowings, Revolving Credit Facility	(20,000)	—
Proceeds from Borrowings, Term Loan	60,000	—
Payments of Finance Lease Obligations	(11,535)	(10,889)
Contribution from Parent	150,000	—
Other, Net	599	383
Net Cash Flows—Financing Activities	284,064	(10,506)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	2,045	(41,904)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	28,472	152,747
Cash, Cash Equivalents, and Restricted Cash, End of Period	$30,517	$110,843
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	March 31, 2020	December 31, 2019
ASSETS
Utility Plant
Plant in Service	$6,813,518	$6,663,912
Utility Plant Under Finance Leases	151,467	151,467
Construction Work in Progress	490,975	303,488
Total Utility Plant	7,455,960	7,118,867
Accumulated Depreciation and Amortization	(2,537,262)	(2,506,686)
Accumulated Amortization of Finance Lease Assets	(79,722)	(77,285)
Total Utility Plant, Net	4,838,976	4,534,896

Investments and Other Property	54,210	62,136

Current Assets
Cash and Cash Equivalents	12,234	9,762
Accounts Receivable (Net of Allowance for Credit Losses of $5,698 and $5,716)	124,738	154,847
Fuel Inventory	25,831	23,731
Materials and Supplies	112,414	121,542
Regulatory Assets	137,126	138,412
Derivative Instruments	4,139	3,596
Other	26,514	21,416
Total Current Assets	442,996	473,306
Regulatory and Other Assets
Regulatory Assets	324,526	326,860
Derivative Instruments	5,934	2,763
Other	86,929	89,196
Total Regulatory and Other Assets	417,389	418,819
Total Assets	$5,753,571	$5,489,157
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	March 31, 2020	December 31, 2019
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of March 31, 2020 and December 31, 2019)	$1,546,539	$1,396,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	603,710	595,792
Accumulated Other Comprehensive Loss	(7,636)	(7,771)
Total Common Stock Equity	2,136,256	1,978,203
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of March 31, 2020 and December 31, 2019)	—	—
Finance Lease Obligations	—	67,316
Long-Term Debt, Net	1,522,326	1,522,087
Total Capitalization	3,658,582	3,567,606
Current Liabilities
Current Maturities of Long-Term Debt, Net	80,356	80,330
Borrowings Under Credit Agreements, Net	309,913	165,000
Finance Lease Obligations	72,868	17,086
Accounts Payable	99,268	136,465
Accrued Taxes Other than Income Taxes	54,783	42,741
Accrued Employee Expenses	20,637	32,567
Accrued Interest	17,067	16,700
Regulatory Liabilities	99,593	96,017
Customer Deposits	22,512	24,568
Derivative Instruments	21,264	27,615
Other	24,583	23,678
Total Current Liabilities	822,844	662,767
Regulatory and Other Liabilities
Deferred Income Taxes, Net	444,080	432,484
Regulatory Liabilities	475,232	477,495
Pension and Other Postretirement Benefits	133,937	133,452
Derivative Instruments	51,100	48,697
Other	167,796	166,656
Total Regulatory and Other Liabilities	1,272,145	1,258,784

Commitments and Contingencies

Total Capitalization and Other Liabilities	$5,753,571	$5,489,157
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2018	$1,346,539	$(6,357)	$484,277	$(4,714)	$1,819,745
Net Income			26,195		26,195
Other Comprehensive Income, Net of Tax				94	94
Balances as of March 31, 2019	$1,346,539	$(6,357)	$510,472	$(4,620)	$1,846,034

Balances as of December 31, 2019	$1,396,539	$(6,357)	$595,792	$(7,771)	$1,978,203
Net Income			7,918		7,918
Other Comprehensive Income, Net of Tax				135	135
Contribution from Parent	150,000				150,000
Balances as of March 31, 2020	$1,546,539	$(6,357)	$603,710	$(7,636)	$2,136,256
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND FINANCIAL STATEMENT PRESENTATION
TEP is a regulated utility that generates, transmits, and distributes electricity to approximately 432,000 retail customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis.
BASIS OF PRESENTATION
TEP's Condensed Consolidated Financial Statements and disclosures are presented in accordance with GAAP, including specific accounting guidance for regulated operations and the Securities and Exchange Commission's (SEC) interim reporting requirements.
The Condensed Consolidated Financial Statements include the accounts of TEP and its subsidiaries. In the consolidation process, accounts of the parent and subsidiaries are combined and intercompany balances and transactions are eliminated. TEP jointly owns several generation and transmission facilities with both affiliated and non-affiliated entities. TEP records its proportionate share of: (i) jointly-owned facilities in Utility Plant on the Condensed Consolidated Balance Sheets; and (ii) operating costs associated with these facilities in the Condensed Consolidated Statements of Income. These Condensed Consolidated Financial Statements exclude some information and footnotes required by GAAP and the SEC for annual financial statement reporting and should be read in conjunction with the Consolidated Financial Statements and footnotes in TEP's 2019 Annual Report on Form 10-K.
The Condensed Consolidated Financial Statements are unaudited, but, in management's opinion, include all normal, recurring adjustments necessary for a fair statement of the results for the interim periods presented. Because weather and other factors cause seasonal fluctuations in sales, TEP's quarterly operating results are not indicative of annual operating results.
Certain amounts from prior periods have been reclassified to conform to the current period presentation. Most notably, TEP bifurcated Other, Net on the Condensed Consolidated Statements of Income as follows:

	As Filed	Amount Reclassified	As Reclassified
(in thousands)	Three Months Ended March 31, 2019
Other Income (Expense)
Other, Net	$3,288	$(3,080)	$208
Unrealized Gains (Losses) on Investments	—	3,080	3,080

Variable Interest Entities
TEP regularly reviews contracts to determine if it has a variable interest in an entity, if that entity is a Variable Interest Entity (VIE), and if TEP is the primary beneficiary of the VIE. The primary beneficiary is required to consolidate the VIE when it has: (i) the power to direct activities that most significantly impact the economic performance of the VIE; and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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
As of March 31, 2020, the carrying amounts of assets and liabilities on the balance sheet that relate to variable interests under long-term PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as TEP would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Cash
Restricted cash includes cash balances restricted with respect to withdrawal or usage based on contractual or regulatory considerations. The following table presents the line items and amounts of cash, cash equivalents, and restricted cash reported on the balance sheet and reconciles their sum to the cash flow statement:

	March 31,
(in millions)	2020	2019
Cash and Cash Equivalents	$12	$96
Restricted Cash included in:
Investments and Other Property	16	14
Current Assets—Other	3	1
Total Cash, Cash Equivalents, and Restricted Cash	$31	$111

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
NEW ACCOUNTING STANDARDS ISSUED AND ADOPTED
The following new authoritative accounting guidance issued by the FASB has been adopted as of January 1, 2020. Unless otherwise indicated, adoption of the new guidance in each instance had an insignificant impact on TEP’s financial position, results of operations, cash flows, and disclosures.
Credit Losses
TEP adopted accounting guidance that requires entities to incorporate reasonable and supportable forecasts in an entity's estimates of credit losses and recognition of expected losses upon the initial recognition of a financial instrument, in addition to using past events and current conditions. The new guidance also requires quantitative and qualitative disclosures regarding the activity in the allowance for credit losses for financial assets within the scope of the guidance. See Note 4 for additional disclosure about TEP's allowance for credit losses.
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
TEP's key proposals of the rate case, adjusted for rebuttal testimony filed in November 2019, include:

•	a non-fuel retail revenue increase of $99 million, partially offset by a reduction in base fuel revenue of approximately $39 million for a net increase of $60 million over test year retail revenues;

•	a 7.49% return on original cost rate base of $2.7 billion, which includes a cost of equity of 10.00% and an average cost of debt of 4.65%;

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
a request to recover costs of changes in generation resources, including: (i) the retirement of Navajo and Sundt Units 1 and 2; and (ii) the replacement generation capacity associated with the purchase of Gila River Unit 2 and the installation of the Sundt RICE Units;

•	a TEAM that would be updated for income tax changes that materially affect TEP’s authorized revenue requirement; and

•	a TCA mechanism, updated annually, allowing TEP to recover any changes in transmission costs approved by the FERC.
Hearings before an ALJ were held in January and February 2020, and are scheduled to resume in June 2020 to address the request for inclusion of cost recovery in rates for Gila River Unit 2 and the Sundt RICE Units. As a result of work schedule disruptions arising from the COVID-19 pandemic, the timing of when new rates will go into effect is uncertain.
TEP cannot predict the outcome of the proceeding.
2019 FERC RATE CASE
In 2019, the FERC issued an order approving TEP's proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings.
Provisions of the order include, but are not limited to:

•	replacing TEP's stated transmission rates with a forward-looking formula rate;

•	a 10.4% return on equity; and

•	elimination of transmission rates that are bifurcated between high-voltage and lower-voltage facilities, as well as elimination of the bifurcated loss factor rate.
The requested forward-looking formula rate is intended to allow for a more timely recovery of transmission related costs. As part of the order, the FERC established hearing and settlement procedures. All revisions to the OATT in the FERC order are subject to refund. Settlement discussions in the proceeding are ongoing. TEP had reserved $6 million as of March 31, 2020, and $4 million as of December 31, 2019, of wholesale revenues in Current Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets. TEP cannot predict the outcome of the proceeding.
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
The table below summarizes the regulatory asset (liability) over or under collected balance related to the ACC Refund Order:

	Three Months Ended March 31,
(in millions)	2020	2019
Beginning of Period	$—	$4
ACC Approved Refund (Reduction in Operating Revenues)	(7)	(7)
Amount Returned to Customers Through Bill Credits	3	4
Regulatory Deferral	4	2
End of Period	$—	$3

Customer bill credits are trued-up annually to reflect actuals for both kWh sales and EDIT amortization. TEP filed an informational filing with the ACC to establish a 2020 customer refund of $35 million. The refund will be returned to customers

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

through a combination of a customer bill credit and a regulatory liability in 2020. The customer bill credit will account for 50% of the returned savings in 2020 and through the completion of our rate case. A regulatory liability balance related to the deferred TCJA customer refunds of $12 million as of March 31, 2020, and $8 million as of December 31, 2019, was recorded in Regulatory and Other Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets.
COST RECOVERY MECHANISMS
TEP has received regulatory decisions that allow for more timely recovery of certain costs through the recovery mechanisms described below.
Purchased Power and Fuel Adjustment Clause
TEP's PPFAC rate is typically adjusted annually on April 1st and goes into effect for the subsequent 12-month period unless the schedule is modified by the ACC. The PPFAC rate includes: (i) a forward component which is calculated by taking the difference between forecasted fuel and purchased power costs and the amount of those costs established in Retail Rates; and (ii) a true-up component that reconciles the difference between actual costs and those recovered in the preceding 12-month period.
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Three Months Ended March 31,
(in millions)	2020	2019
Beginning of Period	$36	$(17)
Deferred Fuel and Purchased Power Costs (1)	48	53
PPFAC and Base Power Recoveries (2)	(48)	(58)
End of Period	$36	$(22)

(1)	Includes costs eligible for recovery through the PPFAC and base power rates.

(2)
In March 2019, the ACC approved a PPFAC credit as part of TEP's annual rate adjustment request. In March 2020, the ACC approved a PPFAC surcharge as part of TEP's annual rate adjustment request, effective June 1, 2020.

Renewable Energy Standard
The ACC’s Renewable Energy Standard (RES) requires Arizona-regulated utilities to supply an increasing percentage of their retail sales from renewable generation sources each year. The renewable energy requirement in 2020 is 10% of retail electric sales, which will increase annually until renewable retail sales represent at least 15% by 2025. DG will account for 30% of the annual renewable energy requirement. Arizona utilities are required to file an annual RES implementation plan for review and approval by the ACC.
In 2019, the ACC approved TEP's 2019 RES implementation plan with a budget amount of $55 million. The recovery funds: (i) above market cost of renewable power purchases; (ii) previously awarded incentives for customer-installed DG; and (iii) various other program costs.
Energy Efficiency Standards
TEP is required to implement cost-effective DSM programs to comply with the ACC’s Energy Efficiency Standards (EE Standards). The EE Standards provide regulated utilities a DSM surcharge to recover from retail customers the costs to implement DSM programs, as well as an annual performance incentive. TEP records its annual DSM performance incentive for the prior calendar year in the first quarter of each year. TEP recorded $2 million in 2020 and 2019 related to performance in Operating Revenues on the Condensed Consolidated Statements of Income.
In 2019, the ACC approved TEP’s 2018 energy efficiency implementation plan with a budget of approximately $23 million, which is collected through the DSM surcharge, and approved a waiver of the 2018 EE Standard. In addition, the ACC ordered that TEP's 2018 energy efficiency implementation plan be considered as its 2019 and 2020 energy efficiency implementation plans.
Lost Fixed Cost Recovery Mechanism
The LFCR mechanism provides for recovery of certain non-fuel costs that would go unrecovered due to reduced retail kWh sales as a result of implementing ACC-approved energy efficiency programs and customer-installed DG. TEP records a regulatory asset and recognizes LFCR revenues when amounts are verifiable regardless of when the lost retail kWh sales

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

occurred. TEP is required to make an annual filing with the ACC requesting recovery of LFCR revenues recognized in the prior year. The recovery is subject to a year-over-year increase cap of 2% of TEP's applicable retail revenues.
The table below summarizes the LFCR revenues recognized in Operating Revenues on the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
(in millions)	2020	2019
LFCR Revenues	$12	$10

REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded in the balance sheet are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	March 31, 2020	December 31, 2019
Regulatory Assets
Pension and Other Postretirement Benefits	Various	$133	$135
Early Generation Retirement Costs	Various	66	68
Derivatives (Note 9)	10	64	72
Lost Fixed Cost Recovery	2	53	46
Income Taxes Recoverable through Future Rates (1)	Various	37	38
Under Recovered Purchased Energy Costs	1	36	36
Property Tax Deferrals (2)	1	25	24
Final Mine Reclamation and Retiree Healthcare Costs (3)	19	21	19
Springerville Unit 1 Leasehold Improvements (4)	3	8	9
Other Regulatory Assets	Various	19	18
Total Regulatory Assets		462	465
Less Current Portion	1	137	138
Total Non-Current Regulatory Assets		$325	$327

Regulatory Liabilities
Income Taxes Payable through Future Rates (1)	Various	$325	$327
Net Cost of Removal (5)	Various	159	164
Renewable Energy Standard	Various	59	59
Deferred Investment Tax Credits (6)	Various	3	3
Other Regulatory Liabilities	Various	29	20
Total Regulatory Liabilities		575	573
Less Current Portion	1	100	96
Total Non-Current Regulatory Liabilities		$475	$477

(1)	Amortized over the lives of the assets.

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

(3)
Represents costs associated with TEP’s jointly-owned facilities at San Juan and Four Corners. TEP recognizes these costs at future value and is permitted to fully recover these costs on a pay-as-you-go basis through the PPFAC mechanism. The majority of final mine reclamation costs are expected to occur through 2038.

(4)
Represents investments TEP made, which were previously recorded in Plant in Service on the Condensed Consolidated Balance Sheets, to ensure that the facilities continued to provide safe and reliable service to TEP's customers. TEP received ACC authorization to recover leasehold improvement costs at Springerville Unit 1 over a 10-year period.

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
PLANT IN SERVICE
Under an air permit approved by the Pima County Department of Environmental Quality, TEP placed in service five natural gas RICE units at Sundt in December 2019 and an additional five units in March 2020. As of March 31, 2020 and December 31, 2019, there was $178 million and $82 million, respectively, related to the Sundt RICE Units recorded in Plant in Service on the Condensed Consolidated Balance Sheets. The 10 units have a total nominal generation capacity of 188 MW.

NOTE 3. REVENUE
DISAGGREGATION OF REVENUES
TEP earns the majority of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended March 31,
(in millions)	2020	2019
Retail	$192	$202
Wholesale (1)	36	84
Other Services	24	24
Revenues from Contracts with Customers	252	310
Alternative Revenues	14	12
Other	13	11
Total Operating Revenues	$279	$333

(1)
In 2019, the FERC issued an order approving TEP's proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings. TEP began to recognize a provision for revenues subject to refund for the estimate of revenues that are probable for refund. See Note 2 for more information regarding the 2019 FERC Rate Case.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable on the Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2020	December 31, 2019
Retail	$52	$61
Retail, Unbilled	32	42
Retail, Allowance for Credit Losses	(6)	(6)
Wholesale (1)	22	31
Due from Affiliates (Note 5)	11	8
Other	14	19
Accounts Receivable	$125	$155

(1)	Includes $5 million as of March 31, 2020 and December 31, 2019, of receivables related to revenue from derivative instruments.
Allowance for Credit Losses
TEP records an allowance for credit losses to reduce accounts receivable for amounts estimated to be uncollectible. The allowance is estimated based on historical collection patterns, sales, current conditions, and reasonable and supportable forecasts. Based on these factors, TEP has not recorded an allowance for credit losses on non-retail trade receivables as of March 31, 2020 and December 31, 2019. The following table presents the change in the balance of Retail, Allowance for Credit Losses included in Accounts Receivable on the Condensed Consolidated Balance Sheets:

Three Months Ended
(in millions)	March 31, 2020
Beginning of Period	$(6)
Credit Loss Expense	(1)
Write-offs	1
End of Period	$(6)

NOTE 5. RELATED PARTY TRANSACTIONS
TEP engages in various transactions with Fortis, UNS Energy, and UNS Energy Affiliates. These transactions include: (i) the sale and purchase of power and transmission services; (ii) common cost allocations; and (iii) the provision of corporate and other labor-related services.
The following table presents the components of related party balances included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2020	December 31, 2019
Receivables from Related Parties
UNS Electric	$5	$6
UNS Energy	5	—
UNS Gas	1	2
Total Due from Related Parties	$11	$8

Payables to Related Parties
SES	$4	$2
UNS Electric	2	1
UNS Energy	1	1
Total Due to Related Parties	$7	$4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the components of related party transactions included in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
(in millions)	2020	2019
Goods and Services Provided by TEP to Affiliates
Transmission Revenues, UNS Electric (1)	$2	$1
Control Area Services, UNS Electric (2)	1	1
Common Costs, UNS Energy Affiliates (3)	5	5

Goods and Services Provided by Affiliates to TEP
Supplemental Workforce, SES (4)	4	3
Corporate Services, UNS Energy (5)	1	1
Corporate Services, UNS Energy Affiliates (6)	1	1
Capacity Charges, UNS Gas (7)	—	1

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

(5)
Costs for corporate services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 83% of UNS Energy's allocated costs. Corporate Services, UNS Energy includes legal, audit, and Fortis' management fees. TEP's share of Fortis' management fees were $2 million for the three months ended March 31, 2020 and 2019.

(6)
Costs for corporate services (e.g., finance, accounting, tax, legal, and information technology) and other labor services for UNS Energy Affiliates are directly assigned to the benefiting entity at a fully burdened cost when possible.

(7)	UNS Gas charges TEP for natural gas capacity used to supply one of TEP's generation facilities.
CONTRIBUTION FROM PARENT
On April 27, 2020, UNS Energy approved an equity contribution up to $100 million to TEP to be paid on or before June 30, 2020.

NOTE 6. DEBT AND CREDIT AGREEMENTS
There have been no significant changes to TEP's debt or credit agreements from those reported in its 2019 Annual Report on Form 10-K, except as noted below.
DEBT
Issuance
In April 2020, TEP issued and sold $350 million aggregate principal amount of 4.00% unsecured senior notes due June 2050. TEP may call the debt prior to December 15, 2049, with a make-whole premium plus accrued interest. After December 15, 2049, TEP may call the debt at par plus accrued interest. TEP used the net proceeds from the sale to repay amounts outstanding under its credit agreements, and intends to use the remaining balance for general corporate purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CREDIT AGREEMENTS
2019 Credit Agreement
The following table presents components of TEP's unsecured 2019 Credit Agreement included in Borrowings Under Credit Agreements, Net on the Condensed Consolidated Balance Sheets:

	Capacity	Borrowed	Available	Weighted Average Interest Rate	Pricing
(in millions)	March 31, 2020
Term Loan	$225	$225	$—	1.30%	LIBOR + 0.550%	or ABR + 0.00%

In April 2020, net proceeds from the sale of senior unsecured notes were used to repay the outstanding term loans and terminate such agreement.
2015 Credit Agreement
The following table presents components of TEP's unsecured 2015 Credit Agreement included in Borrowings Under Credit Agreements, Net on the Condensed Consolidated Balance Sheets:

	Capacity	Sub-Limit LOC	Borrowed (1)	Available	Weighted Average Interest Rate	Pricing (2)
(in millions)	March 31, 2020
Revolver and LOC	$250	$50	$97	$153	1.75%	LIBOR + 1.000%	or ABR + 0.00%

(1)	Includes $12 million in LOCs issued in January 2020 pursuant to TEP taking ownership of Oso Grande under the build-transfer agreement.

(2)	Interest rates and fees are based on a pricing grid tied to TEP's credit rating.
As of May 5, 2020, there was $238 million available under the revolving credit commitments and LOC facilities.

NOTE 7. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
There have been no significant changes to TEP's long-term commitments from those reported in its 2019 Annual Report on Form 10-K.
CONTINGENCIES
Legal Matters
TEP is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. TEP believes such normal and routine litigation will not have a material impact on its operations or consolidated financial results.
Mine Reclamation at Generation Facilities Not Operated by TEP
TEP pays ongoing mine reclamation costs related to coal mines that supply generation facilities in which TEP has an ownership interest but does not operate. Amounts recorded for final mine reclamation are subject to various assumptions, such as estimations of reclamation costs, timing of when final reclamation will occur, and the expected inflation rate. As these assumptions change, TEP prospectively adjusts the expense amounts for final reclamation over the remaining coal supply agreements’ terms. TEP’s PPFAC allows the Company to pass through final mine reclamation costs, as a component of fuel costs, to retail customers. Therefore, TEP defers these expenses until recovered from customers by increasing the regulatory asset and the reclamation liability over the remaining life of the coal supply agreements and recovers the regulatory asset through the PPFAC as final mine reclamation costs are paid.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TEP is liable for a portion of final mine reclamation costs upon closure of the mines servicing San Juan and Four Corners. TEP’s estimated share of final mine reclamation costs at both mines is $57 million upon expiration of the related coal supply agreements, which expire in 2022 and 2031, respectively. An aggregate liability balance related to San Juan and Four Corners final mine reclamation of $37 million as of March 31, 2020, and $36 million as of December 31, 2019, was recorded in Other on the Condensed Consolidated Balance Sheets. See Note 2 for additional information related to final mine reclamation costs.
Performance Guarantees
TEP has joint participation agreements with participants at San Juan, Four Corners, and Luna. The participants in each of the generation facilities, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. With the exception of Four Corners, there is no maximum potential amount of future payments TEP could be required to make under the guarantees. The maximum potential amount of future payments is $250 million at Four Corners. As of March 31, 2020, there have been no such payment defaults under any of the participation agreements. The San Juan participation agreement expires in 2022, Four Corners in 2041, and Luna in 2046.
The Navajo participation agreement expired in 2019, but certain performance obligations continue through the decommissioning of the generating station. Relative to the Navajo performance obligations, in the case of a default, the non-defaulting participants would seek financial recovery directly from the defaulting party.
Environmental Matters
TEP is subject to federal, state, and local environmental laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species, and other environmental matters that have the potential to impact TEP's current and future operations. Environmental laws and regulations are subject to a range of interpretations, which may ultimately be resolved by the courts. Because these laws and regulations continue to evolve, TEP is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. TEP expects to recover the cost of environmental compliance from its customers. TEP believes it is in compliance with applicable environmental laws and regulations in all material respects.
Broadway-Pantano Site
The Water Quality Assurance Revolving Fund (WQARF) imposes liability on parties responsible for, in whole or in part, the presence of hazardous substances at a site. Those who released, generated, or disposed of hazardous substances at a contaminated site, or transported to or owned such contaminated site, are among the Potentially Responsible Parties (PRP). PRPs may be strictly liable for clean-up. The ADEQ is administering a remediation plan to delineate and then apportion costs among anticipated adverse parties in the Broadway-Pantano WQARF site, a hazardous waste site in Tucson, Arizona, which includes the Broadway North and South Landfills. Collectively, these landfills were in operation from 1953 and 1973. TEP's Eastloop Substation and a portion of a related transmission line are located on two parcels adjacent to these landfills. In November 2019, the ADEQ notified TEP that it considers TEP to be a PRP with respect to the Broadway-Pantano WQARF site. TEP does not expect this matter to have a material impact on its financial statements; however, the overall investigation and remediation plan have not been finalized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. EMPLOYEE BENEFIT PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
(in millions)	2020	2019	2020	2019
Service Cost	$4	$3	$1	$1
Non-Service Cost (1)
Interest Cost	4	4	—	—
Expected Return on Plan Assets	(7)	(6)	—	—
Amortization of Net Loss	2	2	—	—
Net Periodic Benefit Cost	$3	$3	$1	$1

(1)	The non-service components of net periodic benefit cost are included in Other, Net on the Condensed Consolidated Statements of Income.

NOTE 9. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS
TEP categorizes financial instruments into the three-level hierarchy based on inputs used to determine the fair value. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in an active market. Level 2 inputs include quoted prices for similar assets or liabilities, quoted prices in non-active markets, and pricing models whose inputs are observable, directly or indirectly. Level 3 inputs are unobservable and supported by little or no market activity. TEP has no financial instruments categorized as Level 3.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	March 31, 2020
Assets
Restricted Cash (1)	$18	$—	$18
Energy Derivative Contracts, Regulatory Recovery (2)	—	8	8
Energy Derivative Contracts, No Regulatory Recovery (2)	—	2	2
Total Assets	18	10	28
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(72)	(72)
Total Liabilities	—	(72)	(72)
Total Assets (Liabilities), Net	$18	$(62)	$(44)

(in millions)	December 31, 2019
Assets
Restricted Cash (1)	$18	$—	$18
Energy Derivative Contracts, Regulatory Recovery (2)	—	3	3
Energy Derivative Contracts, No Regulatory Recovery (2)	—	3	3
Total Assets	18	6	24
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(76)	(76)
Total Liabilities	—	(76)	(76)
Total Assets (Liabilities), Net	$18	$(70)	$(52)

(1)
Restricted Cash represents amounts held in money market funds, which approximates fair market value. Restricted Cash is included in Investments and Other Property and in Current Assets—Other on the Condensed Consolidated Balance Sheets.

(2)
Energy Derivative Contracts include gas swap agreements and forward purchased power and sales contracts entered into to reduce exposure to energy price risk. These contracts are included in Derivative Instruments on the Condensed Consolidated Balance Sheets.

All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis on the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	March 31, 2020
Derivative Assets
Energy Derivative Contracts	$10	$9	$—	$1
Derivative Liabilities
Energy Derivative Contracts	(72)	(9)	—	(63)

(in millions)	December 31, 2019
Derivative Assets
Energy Derivative Contracts	$6	$4	$—	$2
Derivative Liabilities
Energy Derivative Contracts	(76)	(4)	(2)	(70)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
TEP primarily applies the market approach for recurring fair value measurements. When TEP has observable inputs for substantially the full term of the asset or liability or uses quoted prices in an inactive market, it categorizes the instrument in Level 2. TEP categorizes derivatives in Level 3 when an aggregate pricing service or published prices that represent a consensus reporting of multiple brokers is used.
For both purchased power and natural gas prices, TEP obtains quotes from brokers, major market participants, exchanges, or industry publications and relies on its own price experience from active transactions in the market. TEP primarily uses one set of quotations each for purchased power and natural gas and then validates those prices using other sources. TEP believes that the market information provided is reflective of market conditions as of the time and date indicated.
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

	Three Months Ended March 31,
(in millions)	2020	2019
Unrealized Net Gain (Loss)	$9	$(9)

Energy Derivative Contracts, No Regulatory Recovery
TEP enters into certain energy contracts that are considered derivatives but do not qualify for regulatory recovery. The Company records unrealized gains and losses for these contracts in the income statement unless a normal purchase or normal sale election is made. For contracts that meet the trading definition, as defined in the PPFAC plan of administration, TEP must share 10% of any realized gains with retail customers through the PPFAC mechanism. Derivative revenues recorded in Operating Revenues on the Condensed Consolidated Statements of Income are not material to TEP's financial position or results of operation for the three months ended March 31, 2020 and 2019.
Derivative Volumes
As of March 31, 2020, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	March 31, 2020	December 31, 2019
Power Contracts GWh	4,118	4,740
Gas Contracts BBtu	117,261	122,779

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3 Fair Value Measurements
As of March 31, 2020 and December 31, 2019, TEP did not have any Level 3 asset or liability balances. The following table presents a reconciliation of changes in the fair value of net assets and liabilities classified as Level 3 in the fair value hierarchy, and the gains (losses) attributable to the change in unrealized gains (losses) relating to assets (liabilities) still held at the end of March 31, 2019:

Three Months Ended
(in millions)	March 31, 2019
Beginning of Period	$1
Gains (Losses) Recorded
Regulatory Assets or Liabilities, Derivative Instruments	(8)
Settlements	1
End of Period	$(6)

Gains (Losses), Assets (Liabilities) Still Held	$(7)

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
TEP has contractual agreements for energy procurement and hedging activities that contain certain provisions requiring TEP and its counterparties to post collateral under certain circumstances. These circumstances include: (i) exposures in excess of unsecured credit limits due to the volume of trading activity; (ii) changes in natural gas or power prices; (iii) credit rating downgrades; or (iv) unfavorable changes in counterparties' assessment of TEP's credit strength. In the event that such credit events were to occur, TEP, or its counterparties, would have to provide certain credit enhancements in the form of cash, LOCs, or other acceptable security to collateralize exposure beyond the allowed amounts.
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
The value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $76 million as of March 31, 2020, compared with $100 million as of December 31, 2019. As of March 31, 2020, TEP had no collateral posted related to energy procurement or hedging activities. If the credit risk contingent features were triggered on March 31, 2020, TEP would have been required to post an additional $76 million of collateral of which $8 million relates to outstanding net payable balances for settled positions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE
The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. Due to the short-term nature of borrowings under revolving credit facilities approximating fair value, they have been excluded from the table below.
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Net Carrying Value		Fair Value
(in millions)		March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$1,603	$1,602	$1,716	$1,755

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the financial condition, and the outlook for TEP. It includes the following:

•	outlook and strategies;

•	factors affecting results of operations;

•	results of operations;

•	liquidity and capital resources, including: (i) capital expenditures; (ii) contractual obligations; and (iii) environmental matters;

•	critical accounting policies and estimates; and

•	new accounting standards issued and not yet adopted.
Management’s Discussion and Analysis includes financial information prepared in accordance with GAAP.
Management’s Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes that appear in Part I, Item 1 of this Form 10-Q. For information on factors that may cause our actual future results to differ from those we currently anticipate, see Forward-Looking Information at the front of this report and Risk Factors in Part 1, Item 1A of our 2019 Annual Report on Form 10-K, and in Part II, Item 1A of this Form 10-Q.
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

•
Continuing to focus on our long-term resource diversification strategy, including transitioning from carbon-intensive sources to a more sustainable energy portfolio, while providing reliability and rate stability for our customers, mitigating environmental impacts, complying with regulatory requirements, leveraging and improving our existing utility infrastructure, and maintaining financial strength. This long-term strategy includes achieving 30% of our customers’ energy needs with non-carbon emitting resources eight years ahead of our 2030 goal. We are currently working on new long-term goals based on carbon emission reductions as part of our integrated resource plan, which we plan to file with the ACC during 2020. This resource strategy may be impacted by various energy policy proposals currently under consideration in Arizona.

•
Focusing on our core utility business through operational excellence, promoting economic development in our service territory, investing in infrastructure to ensure reliable service, and maintaining a strong community presence.

CURRENT ECONOMIC CONDITIONS—COVID-19
In March 2020, the World Health Organization declared COVID-19 a pandemic. Also in March 2020, Arizona's governor issued a declaration of a Public Health State of Emergency followed by a statewide school closure and temporary closure of non-essential businesses. We are monitoring the COVID-19 pandemic and taking steps intended to mitigate the potential risks to our workforce and our business. This pandemic has disrupted economic activity in TEP’s service territory as well as capital markets. These disruptions could continue for a prolonged period of time or become severe. We are executing our business continuity plans, which include actions intended to aid in the prevention of the spread of COVID-19 among our employees and customers, and to support the continued delivery of safe and reliable service to our customers and the communities we serve. Actions we have taken include: (i) increased precautions with regard to employee and facility hygiene for field crews and others who must continue working on premise; (ii) imposed travel limitations on employees; (iii) directed employees to work remotely whenever possible; (iv) pre-work screening procedures conducted prior to entering our facilities; (v) distributed face masks to workforce; and (vi) restricted access to critical facilities. Additional safety protocols are being implemented for work required within customer premises that are intended to aid in the protection of our employees, our customers, and the community.
Recognizing the potential effect that the COVID-19 pandemic could have on many customers’ ability to pay their bills and the need for continued utility service, we temporarily suspended service disconnections and late fees for non-payment of bills until further notice. In addition, we filed a request with the ACC to refund to customers approximately $8 million of over-collected DSM funds in excess of program expenditures. The proposed refund would be in the form of a temporary reduction to the existing DSM surcharge distributed over a two-month period beginning in May 2020. We are also working with our suppliers, vendors, and contractors to assess and mitigate potential impacts to the procurement of goods and services.
The COVID-19 pandemic is a rapidly evolving situation. We cannot predict the duration of the pandemic or the ultimate effects of it on the global, national, or local economy. We will continue to monitor developments affecting our workforce, customers, suppliers, and operations and take additional measures as we believe are warranted. Through the first three months of 2020, we have not experienced a material impact to our results of operations as a result of the COVID-19 pandemic.
Performance - The first three months of 2020 compared with the first three months of 2019
TEP reported net income of $8 million in the first three months of 2020 compared with net income of $26 million in the first three months of 2019. The decrease of $18 million, or 70%, was primarily due to:

•	$10 million decrease in value of investments used to support certain post-employment benefits as a result of unfavorable market conditions;

•	$4 million in higher depreciation and amortization expense due to an increase in asset base;

•	$3 million in higher income tax expense due to the recognition of additional AMT credits related to a revision in tax law guidance in 2019 not recurring in 2020;

•	$2 million in higher operations and maintenance expenses related to an increase in employee benefits expense; and

•	$1 million due to lower retail revenue primarily due to a decrease in usage related to unfavorable weather and business closures in response to the COVID-19 pandemic.
The decrease was partially offset by $2 million in higher LFCR revenues.

FACTORS AFFECTING RESULTS OF OPERATIONS
Several factors affect our current and future results of operations. The most significant factors are related to the potential economic impacts of the COVID-19 pandemic, regulatory matters, generation resource diversification, and weather patterns.
COVID-19 Pandemic Impacts
The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including: (i) the duration of the declared health emergencies; (ii) actions being taken by governmental authorities and regulators; (iii) the impact on our customers, employees, and vendors; and (iv) actions being taken by us to assist our customers through this crisis. These developments are all rapidly evolving and challenging to predict. Areas that we currently anticipate as likely to be materially impacted and which may have an effect on our results of operations, cash flows, and earnings are noted below.
Retail Sales
As a result of the closure of non-essential businesses, stay at home orders, and economic impacts related to the COVID-19 pandemic, energy usage by our commercial customers is expected to fall below average levels experienced in prior periods. This decrease is expected to last for the duration of the pandemic response and may continue beyond as a result of sustained economic impacts in our service territory. However, we may experience an increase in residential energy usage due to widespread adoption of work from home practices. Impacts to future results of operations are expected but cannot be estimated at this time.
Timing of Regulatory Decisions
Proceedings for our pending ACC rate case have been delayed as regulators and stakeholders experience work schedule disruptions related to the COVID-19 pandemic. Our pending FERC rate case may also experience a delay related to COVID-19 work schedule disruptions. Further rate case delays may occur due to continued work schedule disruptions.
Return on Investments
We experienced a decrease in the value of investments used to support certain post-employment benefits during the first three months of 2020 as a result of unfavorable market conditions arising from the COVID-19 pandemic. Large variations in the value of investments used to support certain post-employment benefits may continue due to volatility in equity and fixed-income markets.
Retail Customer Assistance
In March 2020, we suspended service disconnections and late fees for all customers until further notice to help customers affected by the COVID-19 pandemic. We are also offering customers flexible payment extensions and payment plans. Notwithstanding current economic conditions, we did not experience a material increase in uncollectible accounts during the first three months of 2020. We will continue to assess credit loss risk and may experience an increase in bad debt expense due to the COVID-19 pandemic.
Temporary Reduction to DSM Surcharge
In April 2020, we filed a request with the ACC to refund to customers approximately $8 million of over-collected DSM funds over a two-month period beginning in May 2020. The proposed refund would be in the form of a temporary reduction to the existing DSM surcharge. We believe the proposed accelerated refund will provide more timely financial assistance to our customers.
The ACC is expected to consider this proposal and various other issues related to the COVID-19 pandemic at upcoming proceedings, including the financial impacts of the pandemic on customers and utilities. We cannot predict the timing or outcome of these proceedings.
Regulatory Matters
TEP is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Part II, Item 7 of our 2019 Annual Report on Form 10-K and new regulatory matters occurring in 2020.

2019 ACC Rate Case
In April 2019, TEP filed a general rate case with the ACC based on a test year ended December 31, 2018, to provide TEP with an opportunity to recover its full cost of service, including an appropriate return on its rate base investments, and enable TEP to continue to provide safe and reliable service.
TEP's key proposals of the rate case, adjusted for rebuttal testimony filed in November 2019, include:

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

•
a request to recover costs of changes in generation resources, including: (i) the retirement of Navajo and Sundt Units 1 and 2; and (ii) the replacement generation capacity associated with the purchase of Gila River Unit 2 and the installation of the Sundt RICE Units;

•	a TEAM that would be updated for income tax changes that materially affect TEP’s authorized revenue requirement; and

•	a TCA mechanism, updated annually, allowing TEP to recover any changes in transmission costs approved by the FERC.
Hearings before an ALJ were held in January and February 2020, and are scheduled to resume in June 2020 to address the request for inclusion of cost recovery in rates for Gila River Unit 2 and the Sundt RICE Units. As a result of work schedule disruptions arising from the COVID-19 pandemic, the timing of when new rates will go into effect is uncertain.
We cannot predict the outcome of the proceeding.
2019 FERC Rate Case
In 2019, the FERC issued an order approving TEP's proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings.
Provisions of the order include, but are not limited to:

•	replacing TEP's stated transmission rates with a forward-looking formula rate;

•	a 10.4% return on equity; and

•	elimination of transmission rates that are bifurcated between high-voltage and lower-voltage facilities, as well as elimination of the bifurcated loss factor rate.
The requested forward-looking formula rate is intended to allow for a more timely recovery of transmission-related costs. If this request is approved, transmission revenues would increase by approximately $7 million annually. As part of the order, the FERC established hearing and settlement procedures. All revisions to the OATT in the FERC order are subject to refund. Settlement discussions in the proceeding are ongoing. TEP had reserved $6 million as of March 31, 2020, and $4 million as of December 31, 2019, of wholesale revenues in Current Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets. We cannot predict the outcome of the proceeding.
Federal Income Tax Legislation
Arizona Corporation Commission
In December 2017, the ACC opened a docket requesting that all regulated utilities submit proposals to address passing the benefits of the TCJA through to customers. In 2018, the ACC issued the ACC Refund Order. The ACC Refund Order represents the reduction in the federal corporate income tax rate and an estimate of EDIT amortization that will be trued-up annually for actuals. The bill credit was designed to return the refund amount to customers based on forecasted kWh sales for the calendar year. Any over or under collected amounts are deferred to a regulatory liability or asset and will be used to adjust the following year's bill credit amounts. Customer bill credits are trued-up annually to reflect actuals for both kWh sales and EDIT amortization. The refund amounts totaled $33 million in both 2019 and 2018. TEP filed an informational filing with the ACC to establish a 2020 customer refund of $35 million. The refund will be returned to customers through a combination of a customer bill credit and a regulatory liability in 2020. The customer bill credit will account for 50% of the returned savings in 2020 and through the completion of our next rate case. TEP has proposed a TEAM to return the remaining deferred balance.
See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and Liquidity and Capital Resources, Income Tax Position of this Form 10-Q for additional information regarding the ACC Refund Order.
Arizona Energy Policy
In 2018, the ACC opened rulemaking dockets to evaluate possible modifications to various energy policies including existing renewable energy goals, integrated resource planning, and retail competition for generation services. In 2019 and 2020, the ACC staff and two commissioners prepared different drafts of retail electric competition rules. The ACC is expected to discuss those draft rules during upcoming workshops, but such rules have not been officially proposed and no changes have been made. We anticipate that the ACC will hold additional workshops related to retail electric competition and other energy-related policies. The adoption of new policies or rules would be subject to rulemaking proceedings at the ACC. We would seek the ACC's approval to recover any costs related to new energy policies or requirements. TEP cannot predict the outcome of these matters or its impact on the Company's financial position or results of operations.
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
As of March 31, 2020, approximately 37% of our generation capacity was from coal-fired generation.
See Liquidity and Capital Resources, Environmental Matters of this Form 10-Q for additional information regarding generation facility operations.
Navajo Generating Station
TEP and the co-owners of Navajo retired the generation station in November 2019 and began decommissioning activities. TEP expects the majority of decommissioning activities to be completed by 2024 with monitoring activities continuing through 2054. TEP is currently recovering the capital and operating costs in base rates using a useful life of 2030 for Navajo. Due to the early retirement, TEP requested recovery of final retirement costs over a 10-year period in the 2019 ACC Rate Case. As of March 31, 2020, the net book value of Navajo was $42 million, with estimated other related costs of $4 million.
Sundt Generating Station
In 2018, the Pima County Department of Environmental Quality approved TEP's air permit, which allowed TEP to place in service 10 natural gas RICE units at Sundt and required the retirement of Sundt Units 1 and 2 in November 2019. TEP is currently recovering the capital and operating costs in base rates using useful lives of 2028 and 2030 of Sundt Units 1 and 2, respectively. Due to the early retirement, TEP requested recovery of final retirement costs over a 10-year period in the 2019 ACC Rate Case. As of March 31, 2020, the net book value of Sundt Units 1 and 2 was $25 million, with estimated other related costs of $1 million.
TEP placed in service five of the RICE units in December 2019, and the remaining five were placed in service in March 2020. The Sundt RICE Units balance the variability of intermittent renewable energy resources. The units replaced 162 MW of nominal net generation capacity from Sundt Units 1 and 2, which were less efficient and lacked the quick start, fast ramp capabilities of the Sundt RICE Units. TEP requested recovery of the 10 Sundt RICE Units over the useful lives of the assets in the 2019 ACC Rate Case. The total cost of the Sundt RICE Units project was $178 million.
Gila River Generating Station
In 2017, TEP entered into a 20-year tolling PPA with SRP to purchase and receive all 550 MW of capacity, power, and ancillary services from Gila River Unit 2, which included a three-year option to purchase the unit. TEP completed the purchase of Gila River Unit 2 in December 2019 for $165 million. The 550 MW of capacity, power, and ancillary services replaced coal-fired generation lost due to early retirements. We requested recovery of the Gila River Unit 2 purchase over the remaining useful life of the asset in the 2019 ACC Rate Case.
Executive Order
On May 1, 2020, the President of the United States of America signed an Executive Order, Securing the United States Bulk-Power System. We are currently evaluating the potential impacts of this Executive Order.
Production Tax Credits
Federal renewable electricity Production Tax Credits (PTC) are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a per kilowatt rate as prescribed pursuant to the applicable federal income tax law. Qualifying generating facilities are eligible for the credit for 10 years from the date the facilities are placed in service. The PTC rate is published annually by the IRS and was $0.025 per kWh produced and sold for 2019. TEP will begin earning PTCs once Oso Grande begins producing and selling power.
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
Interest Rates
See Part II, Item 7A in our 2019 Annual Report on Form 10-K and Part I, Item 3 of this Form 10-Q for information regarding interest rate risks and its impact on earnings.
RESULTS OF OPERATIONS
Significant drivers of TEP's results of operations that do not have a significant impact on net income include:

•
Cost Recovery Mechanisms — TEP records operating revenue related to cost recovery mechanisms that allow for more timely recovery of fuel and purchase power costs and certain operations and maintenance costs between rate case proceedings. These mechanisms, which include PPFAC, Renewable Energy Standard Tariff, and DSM, are generally reset annually through separate filings with the ACC. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on cost recovery mechanisms.

•
Short-Term Wholesale Sales — Revenues related to short-term wholesale sales are primarily related to ACC jurisdictional generation assets and are returned to retail customers by offsetting revenues against fuel and purchased power costs eligible for recovery through the PPFAC cost recovery mechanism.

•
Springerville Units 3 and 4 — Operations and maintenance expenses related to Springerville Units 3 and 4 are reimbursed by Tri-State Generation and Transmission Association, Inc., the lessee of Springerville Unit 3, and SRP, the owner of Springerville Unit 4, through participant billings recorded in Operating Revenues on the Condensed Consolidated Statements of Income.

The following discussion provides the significant items that affected TEP's results of operations in the first three months of 2020 compared with the same period in 2019 presented on a pre-tax basis.

Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2020	2019	Percent
Operating Revenues
Retail	$192	$202	(5.0)%
Wholesale, Long-Term	7	9	(22.2)%
Wholesale, Short-Term (1)	29	72	(59.7)%
Transmission	7	8	(12.5)%
Springerville Units 3 and 4 Participant Billings	20	20	—%
Other	24	22	9.1%
Total Operating Revenues	$279	$333	(16.2)%

(1)
Revenues associated with derivatives are primarily passed back to retail customers by offsetting the fuel and purchase power costs eligible for recovery through the PPFAC mechanism similar to short-term wholesale sales. As a result, revenues associated with derivatives are included in Wholesale, Short-Term in the table above.

TEP reported operating revenues of $279 million in the first three months of 2020 compared with $333 million in the same period for 2019. The decrease of $54 million, or 16%, was primarily due to:

•
$43 million in lower wholesale short-term sales primarily due to a decrease in (i) volumes driven by the expiration of a capacity sale contract in December 2019; and (ii) pricing as a result of unfavorable market conditions; and

•	$10 million in lower retail revenue primarily due to lower fuel and purchase power recoveries as a result of lower PPFAC rates.
The decrease was partially offset by a $2 million increase in other revenues primarily due to higher LFCR revenue.
The following table provides key statistics impacting operating revenues:

	Three Months Ended March 31,		Increase (Decrease)
(kWh in millions)	2020	2019	Percent
Electric Sales (kWh) (1)
Retail Sales	1,800	1,836	(2.0)%
Wholesale, Long-Term	72	135	(46.7)%
Wholesale, Short-Term	1,246	2,047	(39.1)%
Total Electric Sales	3,118	4,018	(22.4)%

Average Revenue Per kWh (Cents/kWh) (2)
Retail	10.67	11.02	(3.2)%
Wholesale, Long-Term	10.04	6.72	49.4%
Wholesale, Short-Term	2.30	3.57	(35.6)%

Total Retail Customers (3)	431,691	426,756	1.2%

(1)	These numbers represent the kWh sold to retail, long-term wholesale, and short-term wholesale customers. Management uses kWh sold to retail and wholesale customers to monitor electricity usage.

(2)
This metric represents the cents earned per kWh for retail and wholesale revenue. This number is calculated as revenue divided by Electric Sales (kWh) for each respective revenue class. Management uses this metric to monitor retail and wholesale rates.

(3)
This number represents the total retail customer count across all customer classes including residential, commercial, industrial (mining), industrial (non-mining), and other. The customer count is based on the number of active service agreements at the end of each period. Management uses this count to monitor the growth of retail customers.

Operating Expenses
Fuel and Purchased Power Expense
TEP reported fuel and purchased power expense of $91 million in the first three months of 2020 compared with $140 million in the same period for 2019. The decrease of $49 million, or 35%, was primarily due to:

•	$26 million in lower fuel costs primarily due to a decrease in natural gas prices and a decrease in Coal and Gas-Fired Generation volumes;

•	$15 million in lower purchased power primarily due to a decrease in volume and the purchase of Gila River Unit 2; and

•	$7 million in lower PPFAC recoveries primarily due to changes in the PPFAC rate.
The following provides key statistics impacting fuel and purchase power:

	Three Months Ended March 31,		Increase (Decrease)
(kWh in millions)	2020	2019	Percent
Sources of Energy
Coal-Fired Generation	1,409	1,766	(20.2)%
Gas-Fired Generation	1,476	1,832	(19.4)%
Utility-Owned Renewable Generation	20	20	—%
Total Generation	2,905	3,618	(19.7)%
Purchased Power, Non-Renewable	170	420	(59.5)%
Purchased Power, Renewable	151	144	4.9%
Total Generation and Purchased Power (1)	3,226	4,182	(22.9)%

(cents per kWh)
Average Fuel Cost of Generated Power (2)
Coal	2.53	2.16	17.1%
Natural Gas (3)	1.80	2.75	(34.5)%
Average Cost of Purchased Power (4)
Purchased Power, Non-Renewable	2.59	4.08	(36.5)%
Purchased Power, Renewable	9.31	9.25	0.6%

(1)
This number represents the kWh generated from TEP's generating stations including coal-fired, gas-fired, and renewable generation, combined with the kWh of purchased power from both renewable and non-renewable sources. Management uses this number to monitor the performance of each energy source.

(2)
This metric represents the fuel cost as cents per kWh for coal and natural gas generated power. This number is calculated as fuel cost divided by Generation (kWh) for each respective generation source. Management uses this metric to monitor rates and pricing as well as analyze the performance of generation stations.

(3)	Includes realized gains and losses from hedging activity.

(4)
This metric represents the fuel cost as cents per kWh for renewable and non-renewable purchased power. This number is calculated as purchased power cost divided by Purchased Power (kWh) for each respective form of purchased power. Management uses this metric to compare and monitor the costs of renewable and non-renewable purchased power.

Operations and Maintenance Expense
TEP reported operations and maintenance expense of $87 million in the first three months of 2020 compared with $87 million in the same period for 2019, an increase of less than $1 million, or 1%. The increase was primarily due to $2 million in increased employee benefits expense. The increase was partially offset by $2 million in lower expenses related to Springerville Units 3 and 4 due to planned outages in 2019 not recurring in 2020.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $5 million, or 9%, in the first three months of 2020 compared with the same period in 2019 primarily due to an increase in asset base.
Other Income (Expense)
TEP reported other expense of $20 million in the first three months of 2020 compared with $14 million in the same period for 2019. The increase of $6 million, or 43%, was primarily due to a $10 million decrease in the value of investments used to support certain post-employment benefits as a result of unfavorable market conditions.
The increase was partially offset by:

•	$2 million in lower finance lease interest expense due to the purchase of Gila River Unit 2 in December 2019;

•	$1 million increase in other income due to an increase in expected return on pension plan assets; and

•	$1 million in higher Allowance for Funds Used During Construction due to an increase in construction projects.
Income Tax Expense
TEP reported tax expense of $4 million in the first three months of 2020 compared with $2 million in the same period for 2019. The increase of $2 million, or 100%, was primarily due to:

•	$2 million in lower tax credits related to AMT credits recognized in the first quarter of 2019 not recurring in 2020; and

•	$1 million in higher plant flow through and EDIT amortization.
The increase was partially offset by $2 million in lower tax expense due to a decrease in taxable earnings.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could negatively affect our business and financial condition, and access to sources of liquidity. In addition, cash flows may vary during the year with cash flows from operations typically being the lowest in the first quarter of the year and highest in the third quarter due to TEP's summer peaking load. We use our revolving credit facility as needed to fund our business activities. Based on our expectations, including possible impacts of COVID-19 on sales, accounts receivable collections, and capital spending, we anticipate the need for external financing in the third or fourth quarter of 2020. The availability and terms under which we have access to external financing depends on a variety of factors, including our credit ratings and conditions in the bank and capital markets.
Available Liquidity

(in millions)	March 31, 2020
Cash and Cash Equivalents	$12
Amount Available under Revolving Credit Agreement (1)	153
Total Liquidity	$165

(1)	The 2015 Credit Agreement provides for $250 million of revolving credit commitments with a LOC sublimit of $50 million and a maturity date of October 2022.

Future Liquidity Requirements
We expect to meet all of our financial obligations and other anticipated cash outflows for the foreseeable future. These obligations and anticipated cash outflows include, but are not limited to: (i) dividend payments; (ii) debt maturities; and (iii) obligations included in the Contractual Obligations and forecasted Capital Expenditures tables reported in our 2019 Annual Report on Form 10-K and the material changes summarized below in the respective sections.
Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing and financing activities:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2020	2019	Percent
Operating Activities	$91	$82	11.0%
Investing Activities	(373)	(113)	230.1%
Financing Activities	284	(11)	*
Net Increase (Decrease)	2	(42)	(104.8)%
Beginning of Period	28	153	(81.7)%
End of Period (1)	$30	$111	(73.0)%
* Not meaningful

(1)	Calculated on rounded data and may not correspond exactly to amounts on the Condensed Consolidated Statements of Cash Flows.
Operating Activities
In the first three months of 2020, net cash flows from operating activities increased by $9 million compared with the same period in 2019. The increase was primarily due to: (i) $10 million of collateral posted to a counterparty for a credit enhancement in 2019 not occurring in 2020; and (ii) changes in working capital related to the timing of collections. The increase was partially offset by lower retail revenue primarily due to: (i) lower fuel and purchase power recoveries as a result of lower PPFAC rates; and (ii) lower customer usage due to unfavorable weather and impacts of the COVID-19 pandemic.
Investing Activities
In the first three months of 2020, net cash flows used for investing activities increased by $260 million compared with the same period in 2019 primarily due to a payment of $226 million for the Oso Grande project under the build-transfer agreement.
Financing Activities
In the first three months of 2020, net cash flows from financing activities increased by $295 million compared with the same period in 2019 primarily due to: (i) an increase in equity contributions from UNS Energy; and (ii) higher proceeds from credit facility borrowings, net of repayments.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of March 31, 2020, TEP had no short-term investments.
Access to Credit Agreements
We have access to working capital through our credit agreements.
Amounts borrowed from the 2019 Credit Agreement were used (i) to complete the purchase of Gila River Unit 2 Generating Station; (ii) to make payments for the construction of the Oso Grande project; and (iii) for other general corporate purposes. As of March 31, 2020, there was no amount available under the 2019 Credit Agreement. In April 2020, net proceeds from the sale of senior unsecured notes were used to repay the 2019 Credit Agreement's outstanding term loan and terminate such agreement.
Amounts borrowed from the 2015 Credit Agreement will be used for working capital and other general corporate purposes and LOCs will be issued from time to time to support energy procurement, hedging transactions, and other business activities. As of

March 31, 2020, there was $153 million available under the 2015 Credit Agreement. As of May 5, 2020, there was $238 million available under the 2015 Credit Agreement.
See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 in our 2019 Annual Report on Form 10-K for additional information regarding TEP's credit agreements.
Debt Financing
We use debt financing to meet a portion of our capital needs and lower our overall cost of capital. Our cost of capital is also affected by our credit ratings.
On February 14, 2020, TEP filed a financing application with the ACC. The application requests extending and expanding the existing financing authority by: (i) extending authority from December 2020 to December 2025; (ii) increasing the outstanding long-term debt limitation from $2.2 billion to $2.9 billion; (iii) allowing parent equity contributions of up to $700 million; and (iv) continuing the interest rate hedging authority.
In April 2020, we issued and sold $350 million aggregate principal amount of senior unsecured notes to repay: (i) $225 million of outstanding borrowings under our 2019 Credit Agreement, which we terminated; and (ii) outstanding borrowings under our 2015 Credit Agreement, and intend to use the remaining balance for general corporate purposes.
TEP has, from time to time, refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, we may refinance other debt issuances or make additional debt repurchases in the future.
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of March 31, 2020, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- and A3, respectively.
Our credit ratings depend on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of these credit ratings is not a recommendation to buy, sell, or hold TEP securities. Each rating should be evaluated independently of any other ratings.
Certain of TEP's debt agreements contain pricing based on our credit ratings. A change in TEP’s credit ratings can cause an increase or decrease in the amount of interest we pay on our borrowings and the amount of fees we pay for LOCs and unused commitments.
Debt Covenants
Under certain agreements, should TEP fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of March 31, 2020, TEP was in compliance with these covenants.
We do not have any provisions in any of our debt or lease agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contribution from Parent
TEP received equity contributions of $150 million from UNS Energy in the first three months of 2020 and received no equity contributions in the first three months of 2019. On April 27, 2020, UNS Energy approved an equity contribution up to $100 million to TEP to be paid on or before June 30, 2020.
Dividends Paid to Parent
TEP did not declare or pay dividends to UNS Energy in the first three months of 2020 or 2019.
Master Trading Agreements
TEP conducts its wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, TEP may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits provided to TEP based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of March 31, 2020, TEP had posted no cash or LOCs as credit enhancements with its counterparties related to our wholesale marketing or risk management activities. As of May 5, 2020, there was no collateral posted.

Capital Expenditures
TEP's routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. TEP is prioritizing capital projects to mitigate supply chain risk and other potential impacts of the COVID-19 pandemic and ensure we continue providing safe and reliable service while supporting public health. As a result, we expect to have reductions in forecasted capital expenditures due to prioritizing certain projects and postponing others. In the first three months of 2020, there were no material changes to capital expenditures as reported in our 2019 Annual Report on Form 10-K.
Contractual Obligations
In the first three months of 2020, there were no material changes outside the ordinary course of business to contractual obligations as reported in our 2019 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
Other than the unrecorded contractual obligations reported on the contractual obligations table presented in our 2019 Annual Report on Form 10-K, we do not have any arrangements or relationships with entities that are not consolidated into the financial statements.
Income Tax Position
TEP did not make any U.S. federal or Arizona State income tax payments in the first three months of 2020 due to existing net operating loss and tax credit carryforwards in those jurisdictions. Based on our remaining tax carryforward balances, we do not anticipate making federal or state income tax payments of a material nature for the next several years.
Under the TCJA, existing AMT credit carryforwards could be refunded or used to offset U.S. federal income tax liabilities through our 2021 tax year. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law March 27, 2020. Along with other significant provisions, the CARES Act further accelerated the recovery of AMT credits by allowing corporations to immediately claim refunds of all unused carryforward balances. As a result, TEP expects to receive approximately $14 million in AMT credit refunds in 2020.
See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the TCJA.
Payroll Tax
The CARES Act also allows employers to defer the deposit and payment of the employer's share of social security taxes. TEP is deferring the deposit of the employer's portion of social security tax through the end of 2020. We expect the deferred deposits to be approximately $7 million, and be paid to the IRS in equal payments in 2021 and 2022.
Environmental Matters
The Environmental Protection Agency (EPA) regulates the amount of sulfur dioxide (SO2), nitrogen oxides (NOx), carbon dioxide (CO2), particulate matter, mercury and other by-products produced by generation facilities. We may incur additional costs to comply with future changes in federal and state environmental laws, regulations, and permit requirements at our generation facilities. Environmental laws and regulations are subject to a range of interpretations, which may ultimately be resolved by the courts. Because these laws and regulations continue to evolve, we are unable to predict the impact they may have on our operations and consolidated financial results. Complying with these changes may reduce operating efficiency and increase capital and operating costs. TEP will request recovery from its customers of the costs of environmental compliance through cost recovery mechanisms and Retail Rates. See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on the Broadway-Pantano site.
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
In December 2016, the EPA signed a final rule that, among other things, changed the submittal date for the next Regional Haze SIP revisions from 2018 to 2021. The ADEQ began to develop a control strategy with a focus on making reasonable progress toward the national visibility goal. In July 2019, the ADEQ notified TEP that Sundt Unit 3 and Springerville Units 1 and 2 had been selected for potential emissions controls evaluation.
TEP conducted the potential emissions controls evaluation, commonly referred to as the four factor analysis, for both facilities. These evaluations were submitted to the ADEQ in March 2020 for the agency's use in developing the revised SIP. TEP will continue to work with the agency to determine compliance strategies as needed, however, TEP cannot predict the outcome of these matters at this time.
The ADEQ must submit the revised SIP to the EPA for approval by July 2021. Based on current Regional Haze requirement time-frames, TEP anticipates that compliance strategies, if any, will likely be required to be implemented three to five years after the 2021 SIP submittal date.
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
In June 2019, the EPA repealed the CPP, and replaced it with the Affordable Clean Energy (ACE) rule, establishing new emissions guidelines. The new rule rebalances the roles between the states and the EPA. Under the new rule, the EPA would set emission guidelines based on the Best System of Emission Reduction (BSER) for Greenhouse Gas (GHG) emissions. The BSER for GHG emissions from existing coal-fired generation facilities is defined as Heat-Rate Improvements (HRI) that can be applied at the source. The states would then use these emission guidelines to establish state performance standards, considering source specific factors such as the remaining useful life of an individual unit.
The ADEQ began the stakeholder process in November 2019 and notified subject facilities that HRI analysis would be due to the agency by December 2020. We are in in the process of conducting the HRI analysis for Springerville Units 1 and 2, and therefore cannot predict the outcome of these matters at this time. However, we do not anticipate a material impact to Springerville Units 1 and 2 at this time.
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
Legal challenges to the rule could delay the effectiveness and implementation of the new rule. On March 23, 2020, the U.S. Court of Appeals for the D.C. Circuit Court postponed the briefing schedule, pending further order of the court, in judicial challenges to the ACE rule in light of the COVID-19 pandemic.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to apply accounting policies and make estimates, judgments, and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements and related notes. Management believes that there have been no significant changes during the three months ended March 31, 2020, to the items that we disclosed as our critical accounting policies and estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.
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
The COVID-19 pandemic has had a negative impact on the global economy and financial markets. There have been no additional risks and no material changes to market risks disclosed in Part II, Item 7A in our 2019 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of March 31, 2020. There was no change in TEP’s internal control over financial reporting during the quarter ended March 31, 2020, that materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of certain legal proceedings affecting TEP, refer to Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A. RISK FACTORS
The business and financial results of TEP are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our 2019 Annual Report on Form 10-K, except as noted below:
The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the COVID-19 pandemic, could adversely affect our business, results of operations and financial condition.
TEP could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global, national, and our local economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. The COVID-19 pandemic has resulted in closure of school and certain business facilities, travel restrictions, disruptions to supply chains, and disruptions to workplaces as employees and contractors cease to be available to perform critical work functions. The extent of the impact of the COVID-19 pandemic on TEP’s operational and financial performance, including the ability to execute business strategies and initiatives in the expected time frame, the ability to obtain external financing, and the timing of regulatory actions, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, all of which are uncertain and cannot be predicted at this time. An extended period of global supply chain and economic disruption could materially affect TEP’s business, results of operations, access to sources of liquidity, and financial condition.

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David G. Hutchens

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Frank P. Marino

*32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL and contained in Exhibit 101

*	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	May 5, 2020	/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)