Form 10-Q
period 2020-06-30
TUCSON ELECTRIC POWER CO
filed 2020-07-30
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of July 29, 2020.

i

DEFINITIONS
The abbreviations and acronyms used in this Form 10-Q are defined below:
INDUSTRY ACRONYMS AND CERTAIN DEFINITIONS

2015 Credit Agreement	The 2015 Credit Agreement provides for a $250 million revolving credit and letter of credit facilities with a sublimit of $50 million; the credit agreement matures in October 2022
2019 Credit Agreement	The 2019 Credit Agreement provided for $225 million in term loans. In April 2020, the term loans were repaid and the agreement terminated
2019 ACC Rate Case	In April 2019, TEP filed a general rate case with the ACC based on a test year ended December 31, 2018
2019 FERC Rate Case	In 2019, the FERC issued an order approving TEP's proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings
2020 IRP	TEP's 2020 Integrated Resource Plan filed with the ACC in June 2020, which outlines TEP's energy portfolio over the next 15 years
ABR	Alternate Base Rate
ACC	Arizona Corporation Commission
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
Summer Moratorium
Emergency rules first enacted by the ACC in 2019 that suspend service disconnections and late fees for electric residential customers who otherwise would be eligible for service disconnection during the period from June 1 through October 15

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
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2019 Annual Report on Form 10-K; Part II, Item 1A. Risk Factors; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of this report. These factors include: voter initiatives and state and federal regulatory and legislative decisions and actions, including changes in tax and energy policies and any change in the structure of utility service in Arizona resulting from the ACC's examination of the state's energy policies; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; the outcome of the general rate case filed with the ACC in April 2019; the final outcome of the FERC order effective August 2019, subject to refund, approving revisions to TEP's OATT; regional economic and market conditions that could affect customer growth and energy usage; changes in energy consumption by retail customers; weather variations affecting energy usage; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the expected demand plus reserve margin requirements; the cost of debt and equity capital and access to capital markets and bank markets, which may affect our ability to raise additional capital and use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and a changing interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and the related contribution requirements and expenses; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting policies and estimates; the ongoing impact of mandated energy efficiency and DG initiatives; changes to long-term contracts; the cost of fuel and power supplies; the ability to obtain coal from our suppliers; cyber-attacks, data breaches, or other challenges to our information security, including our operations and technology systems; the performance of TEP's generation facilities; the development of our wind-powered electric generation facility in southeastern New Mexico; participation in the Energy Imbalance Market; the extent of the impact of the COVID-19 pandemic on our business and operations, and the economic and societal disruptions resulting from the COVID-19 pandemic; the impact of the TCJA on our financial condition and results of operations, including the assumptions we make relating thereto; and the implementation of our 2020 IRP.

v

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenues	$339,705	$326,091	$618,261	$659,094

Operating Expenses
Fuel	62,697	75,441	125,996	164,859
Purchased Power	28,833	27,345	47,151	60,195
Transmission and Other PPFAC Recoverable Costs	12,005	12,094	22,600	24,019
Increase (Decrease) to Reflect PPFAC Recovery Treatment	6,378	(10,918)	5,196	(4,713)
Total Fuel and Purchased Power	109,913	103,962	200,943	244,360
Operations and Maintenance	84,032	92,045	171,487	178,633
Depreciation	47,123	41,427	93,622	82,744
Amortization	7,042	7,397	13,998	15,014
Taxes Other Than Income Taxes	14,643	14,120	29,552	28,321
Total Operating Expenses	262,753	258,951	509,602	549,072

Operating Income	76,952	67,140	108,659	110,022

Other Income (Expense)
Interest Expense	(22,572)	(22,144)	(43,053)	(44,275)
Allowance For Borrowed Funds	2,013	1,303	4,895	2,577
Allowance For Equity Funds	7,189	3,398	10,223	6,721
Unrealized Gains (Losses) on Investments	3,276	934	(3,151)	4,014
Other, Net	1,339	(92)	2,192	116
Total Other Income (Expense)	(8,755)	(16,601)	(28,894)	(30,847)

Income Before Income Tax Expense	68,197	50,539	79,765	79,175
Income Tax Expense	10,707	8,476	14,357	10,917
Net Income	$57,490	$42,063	$65,408	$68,258
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Comprehensive Income
Net Income	$57,490	$42,063	$65,408	$68,258
Other Comprehensive Income
Net Changes in Fair Value of Cash Flow Hedges:
Net of Income Tax Expense of $0 and $8	—	24
Net of Income Tax Expense of $0 and $17			—	52
Supplemental Executive Retirement Plan Adjustments:
Net of Income Tax Expense of $45 and $22	135	66
Net of Income Tax Expense of $90 and $44			270	132
Total Other Comprehensive Income, Net of Tax	135	90	270	184
Total Comprehensive Income	$57,625	$42,153	$65,678	$68,442
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net Income	$65,408	$68,258
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	93,622	82,744
Amortization Expense	13,998	15,014
Amortization of Debt Issuance Costs	1,280	1,153
Use of Renewable Energy Credits for Compliance	21,664	18,624
Deferred Income Taxes	19,866	14,244
Pension and Other Postretirement Benefits Expense	7,442	8,881
Pension and Other Postretirement Benefits Funding	(4,955)	(6,431)
Allowance for Equity Funds Used During Construction	(10,223)	(6,721)
Regulatory Deferral, ACC Refund Order	8,817	3,156
Changes in Current Assets and Current Liabilities:
Accounts Receivable	(11,386)	5,910
Materials, Supplies, and Fuel Inventory	3,847	(4,689)
Regulatory Assets	(1,500)	(151)
Other Current Assets	2,121	1,766
Accounts Payable and Accrued Charges	(20,317)	(32,061)
Income Taxes Receivable, Net	(7,154)	(3,326)
Regulatory Liabilities	3,213	(4,507)
Other, Net	2,661	969
Net Cash Flows—Operating Activities	188,404	162,833
Cash Flows from Investing Activities
Capital Expenditures	(473,881)	(199,791)
Purchase Intangibles, Renewable Energy Credits	(25,746)	(24,793)
Purchase, Other Investments	(8,556)	—
Contributions in Aid of Construction	2,329	3,932
Net Cash Flows—Investing Activities	(505,854)	(220,652)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	105,000	—
Repayments of Borrowings, Revolving Credit Facility	(105,000)	—
Proceeds from Borrowings, Term Loan	60,000	—
Repayments of Borrowings, Term Loan	(225,000)	—
Proceeds from Issuance, Long-Term Debt—Net of Discount	346,983	—
Payments of Finance Lease Obligations	(11,535)	(10,889)
Contribution from Parent	200,000	—
Other, Net	(2,632)	(166)
Net Cash Flows—Financing Activities	367,816	(11,055)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	50,366	(68,874)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	28,472	152,747
Cash, Cash Equivalents, and Restricted Cash, End of Period	$78,838	$83,873
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	June 30, 2020	December 31, 2019
ASSETS
Utility Plant
Plant in Service	$6,902,038	$6,663,912
Utility Plant Under Finance Leases	151,467	151,467
Construction Work in Progress	483,450	303,488
Total Utility Plant	7,536,955	7,118,867
Accumulated Depreciation and Amortization	(2,559,434)	(2,506,686)
Accumulated Amortization of Finance Lease Assets	(82,160)	(77,285)
Total Utility Plant, Net	4,895,361	4,534,896

Investments and Other Property	67,049	62,136

Current Assets
Cash and Cash Equivalents	60,895	9,762
Accounts Receivable (Net of Allowance for Credit Losses of $6,679 and $5,716)	166,855	154,847
Fuel Inventory	24,672	23,731
Materials and Supplies	116,755	121,542
Regulatory Assets	123,848	138,412
Derivative Instruments	8,771	3,596
Other	26,839	21,416
Total Current Assets	528,635	473,306
Regulatory and Other Assets
Regulatory Assets	322,072	326,860
Derivative Instruments	3,872	2,763
Other	92,347	89,196
Total Regulatory and Other Assets	418,291	418,819
Total Assets	$5,909,336	$5,489,157
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	June 30, 2020	December 31, 2019
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of June 30, 2020 and December 31, 2019)	$1,596,539	$1,396,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	661,200	595,792
Accumulated Other Comprehensive Loss	(7,501)	(7,771)
Total Common Stock Equity	2,243,881	1,978,203
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of June 30, 2020 and December 31, 2019)	—	—
Finance Lease Obligations	—	67,316
Long-Term Debt, Net	1,865,995	1,522,087
Total Capitalization	4,109,876	3,567,606
Current Liabilities
Current Maturities of Long-Term Debt, Net	80,383	80,330
Borrowings Under Credit Agreements, Net	—	165,000
Finance Lease Obligations	72,868	17,086
Accounts Payable	108,376	136,465
Accrued Taxes Other than Income Taxes	48,220	42,741
Accrued Employee Expenses	28,520	32,567
Accrued Interest	17,470	16,700
Regulatory Liabilities	100,190	96,017
Customer Deposits	20,871	24,568
Derivative Instruments	14,059	27,615
Other	26,420	23,678
Total Current Liabilities	517,377	662,767
Regulatory and Other Liabilities
Deferred Income Taxes, Net	459,920	432,484
Regulatory Liabilities	466,261	477,495
Pension and Other Postretirement Benefits	132,086	133,452
Derivative Instruments	52,099	48,697
Other	171,717	166,656
Total Regulatory and Other Liabilities	1,282,083	1,258,784

Commitments and Contingencies

Total Capitalization and Other Liabilities	$5,909,336	$5,489,157
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Three Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of March 31, 2019	$1,346,539	$(6,357)	$510,472	$(4,620)	$1,846,034
Net Income			42,063		42,063
Other Comprehensive Income, Net of Tax				90	90
Balances as of June 30, 2019	$1,346,539	$(6,357)	$552,535	$(4,530)	$1,888,187

Balances as of March 31, 2020	$1,546,539	$(6,357)	$603,710	$(7,636)	$2,136,256
Net Income			57,490		57,490
Other Comprehensive Income, Net of Tax				135	135
Contribution from Parent	50,000				50,000
Balances as of June 30, 2020	$1,596,539	$(6,357)	$661,200	$(7,501)	$2,243,881

	Six Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2018	$1,346,539	$(6,357)	$484,277	$(4,714)	$1,819,745
Net Income			68,258		68,258
Other Comprehensive Income, Net of Tax				184	184
Balances as of June 30, 2019	$1,346,539	$(6,357)	$552,535	$(4,530)	$1,888,187

Balances as of December 31, 2019	$1,396,539	$(6,357)	$595,792	$(7,771)	$1,978,203
Net Income			65,408		65,408
Other Comprehensive Income, Net of Tax				270	270
Contribution from Parent	200,000				200,000
Balances as of June 30, 2020	$1,596,539	$(6,357)	$661,200	$(7,501)	$2,243,881
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
Certain amounts from prior periods have been reclassified to conform to the current period presentation. Most notably, TEP bifurcated Other, Net on the Condensed Consolidated Statements of Income as follows:

	As Filed	Amount Reclassified	As Reclassified	As Filed	Amount Reclassified	As Reclassified
(in thousands)	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
Other Income (Expense)
Other, Net	$842	$(934)	$(92)	$4,130	$(4,014)	$116
Unrealized Gains (Losses) on Investments	—	934	934	—	4,014	4,014

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
As of June 30, 2020, the carrying amounts of assets and liabilities on the balance sheet that relate to variable interests under long-term PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as TEP would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Cash
Restricted cash includes cash balances restricted with respect to withdrawal or usage based on contractual or regulatory considerations. The following table presents the line items and amounts of cash, cash equivalents, and restricted cash reported on the balance sheet and reconciles their sum to the cash flow statement:

	June 30,
(in millions)	2020	2019
Cash and Cash Equivalents	$61	$70
Restricted Cash included in:
Investments and Other Property	16	13
Current Assets—Other	2	1
Total Cash, Cash Equivalents, and Restricted Cash	$79	$84

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
Hearings before an ALJ were held during the first six months of 2020. Parties to the rate case will file post-hearing briefs in July and August 2020. As a result of work schedule disruptions arising from the COVID-19 pandemic, the timing of when new rates will go into effect is uncertain.
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
The requested forward-looking formula rate is intended to allow for a more timely recovery of transmission related costs. As part of the order, the FERC established hearing and settlement procedures. All revisions to the OATT in the FERC order are subject to refund. Settlement discussions in the proceeding are ongoing. TEP had reserved $9 million as of June 30, 2020, and $4 million as of December 31, 2019, of wholesale revenues in Current Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets. TEP cannot predict the outcome of the proceeding.
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
The table below summarizes the regulatory asset (liability) over or under collected balance related to the ACC Refund Order:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Beginning of Period	$—	$3	$—	$4
ACC Refund (Reduction in Operating Revenues)	(9)	(9)	(16)	(16)
Amount Returned to Customers through Bill Credits	5	6	8	10
Regulatory Deferral	5	1	9	3
End of Period	$1	$1	$1	$1

Customer bill credits are trued-up annually to reflect actuals for both kWh sales and EDIT amortization. TEP filed an informational filing with the ACC to establish a 2020 customer refund of $35 million. The refund will be returned to customers

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

through a combination of a customer bill credit and a regulatory liability in 2020. The customer bill credit will account for 50% of the returned savings in 2020 and through the completion of our rate case. A regulatory liability balance related to the deferred TCJA customer refunds of $17 million as of June 30, 2020, and $8 million as of December 31, 2019, was recorded in Regulatory and Other Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets.
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
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Beginning of Period	$36	$(22)	$36	$(17)
Deferred Fuel and Purchased Power Costs (1)	67	75	115	128
PPFAC and Base Power Recoveries (2)	(75)	(62)	(123)	(120)
End of Period	$28	$(9)	$28	$(9)

(1)	Includes costs eligible for recovery through the PPFAC and base power rates.

(2)
In March 2019, the ACC approved a PPFAC credit as part of TEP's annual rate adjustment request. In March 2020, the ACC approved a PPFAC surcharge as part of TEP's annual rate adjustment request, which went into effect on June 1, 2020.

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
In 2019, the ACC approved TEP’s 2018 energy efficiency implementation plan with a budget of approximately $23 million, which is collected through the DSM surcharge, and approved a waiver of the 2018 EE Standard. In addition, the ACC ordered that TEP's 2018 energy efficiency implementation plan be considered as its 2019 and 2020 energy efficiency implementation plans. In June 2020, TEP filed its 2021 energy efficiency implementation plan with a budget of approximately $23 million. TEP cannot predict the outcome of the proceeding.
TEP filed a request with the ACC in April 2020 to refund to customers approximately $8 million of over-collected DSM funds as a result of the COVID-19 pandemic. In May 2020, the ACC approved the request and TEP returned the funds in the form of customer bill credits over the June 2020 billing cycle.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lost Fixed Cost Recovery Mechanism
The LFCR mechanism provides for recovery of certain non-fuel costs that would go unrecovered due to reduced retail kWh sales as a result of implementing ACC-approved energy efficiency programs and customer-installed DG. TEP records a regulatory asset and recognizes LFCR revenues when amounts are verifiable regardless of when the lost retail kWh sales occurred. TEP is required to make an annual filing with the ACC requesting recovery of LFCR revenues recognized in the prior year. The recovery is subject to a year-over-year increase cap of 2% of TEP's applicable retail revenues.
The table below summarizes the LFCR revenues recognized in Operating Revenues on the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
LFCR Revenues	$10	$6	$22	$16
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded in the balance sheet are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	June 30, 2020	December 31, 2019
Regulatory Assets
Pension and Other Postretirement Benefits	Various	$131	$135
Early Generation Retirement Costs	Various	64	68
Derivatives (Note 9)	10	59	72
Lost Fixed Cost Recovery	2	57	46
Income Taxes Recoverable through Future Rates (1)	Various	33	38
Under Recovered Purchased Energy Costs	1	28	36
Property Tax Deferrals (2)	1	25	24
Final Mine Reclamation and Retiree Healthcare Costs (3)	9	22	19
Springerville Unit 1 Leasehold Improvements (4)	3	8	9
Other Regulatory Assets	Various	19	18
Total Regulatory Assets		446	465
Less Current Portion	1	124	138
Total Non-Current Regulatory Assets		$322	$327

Regulatory Liabilities
Income Taxes Payable through Future Rates (1)	Various	$315	$327
Net Cost of Removal (5)	Various	156	164
Renewable Energy Standard	Various	60	59
Deferred Investment Tax Credits (6)	Various	2	3
Other Regulatory Liabilities	Various	33	20
Total Regulatory Liabilities		566	573
Less Current Portion	1	100	96
Total Non-Current Regulatory Liabilities		$466	$477

(1)	Amortized over the lives of the assets.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
Represents costs associated with TEP’s jointly-owned facilities at San Juan and Four Corners. TEP recognizes these costs at future value and is permitted to fully recover these costs on a pay-as-you-go basis through the PPFAC mechanism. The majority of final mine reclamation costs are expected to be funded by TEP through 2028.

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
PLANT IN SERVICE
Under an air permit approved by the Pima County Department of Environmental Quality, TEP placed in service five natural gas RICE units at Sundt in December 2019 and an additional five units in March 2020. There was $183 million as of June 30, 2020, and $82 million, as of December 31, 2019, related to the Sundt RICE Units recorded in Plant in Service on the Condensed Consolidated Balance Sheets. The 10 units have a total nominal generation capacity of 188 MW.

NOTE 3. REVENUE
DISAGGREGATION OF REVENUES
TEP earns the majority of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Retail	$265	$236	$457	$438
Wholesale (1)	30	43	66	127
Other Services	23	30	47	54
Revenues from Contracts with Customers	318	309	570	619
Alternative Revenues	10	6	24	18
Other	12	11	24	22
Total Operating Revenues (2)	$340	$326	$618	$659

(1)
In 2019, the FERC issued an order approving TEP's proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings. TEP began to recognize a provision for revenues subject to refund for the estimate of revenues that are probable for refund. See Note 2 for more information regarding the 2019 FERC Rate Case.

(2)	Calculated on rounded data and may not correspond exactly to TEP's Operating Revenues reported on the Condensed Consolidated Statements of Income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable on the Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2020	December 31, 2019
Retail	$76	$61
Retail, Unbilled	62	42
Retail, Allowance for Credit Losses	(7)	(6)
Wholesale (1)	19	31
Due from Affiliates (Note 5)	6	8
Other	11	19
Accounts Receivable	$167	$155

(1)	Includes $3 million as of June 30, 2020, and $5 million as of December 31, 2019, of receivables related to revenue from derivative instruments.
ALLOWANCE FOR CREDIT LOSSES
TEP records an allowance for credit losses to reduce accounts receivable for amounts estimated to be uncollectible. The allowance is estimated based on historical collection patterns, sales, current conditions, and reasonable and supportable forecasts. Based on these factors, TEP has not recorded an allowance for credit losses on non-retail trade receivables as of June 30, 2020 and December 31, 2019.
The following table presents the change in the balance of Retail, Allowance for Credit Losses included in Accounts Receivable on the Condensed Consolidated Balance Sheets:

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2020	June 30, 2020
Beginning of Period	$(6)	$(6)
Credit Loss Expense	(1)	(2)
Write-offs	—	1
End of Period	$(7)	$(7)

Service Disconnection Moratoriums
In 2019, the ACC enacted emergency rules that suspended service disconnections and late fees for electric residential customers who would have otherwise been eligible for service disconnection during the period from June 1 through October 15 (Summer Moratorium). The emergency rules will remain in effect until the ACC permanently adopts new rules regarding electric service disconnections. In addition, in March 2020 TEP voluntarily suspended service disconnections and late fees for all customers who would have otherwise been eligible for service disconnection to help customers affected by the COVID-19 pandemic. As of June 1, 2020, the Summer Moratorium became effective for electric residential customers eligible for service disconnection.
As a result of the service disconnection moratoriums, in June 2020 TEP increased its bad debt reserve rate and estimated the total impact on operating expenses to be approximately $2 million through the end of 2020. The change to the bad debt reserve rate did not have a significant impact on operating expenses in the second quarter of 2020. TEP will continue monitoring collection activity and adjust the bad debt reserve rate as needed.

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
The following table presents the components of related party balances included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2020	December 31, 2019
Receivables from Related Parties
UNS Electric	$4	$6
UNS Gas	2	2
Total Due from Related Parties	$6	$8

Payables to Related Parties
SES	$2	$2
UNS Electric	—	1
UNS Energy	1	1
Total Due to Related Parties	$3	$4
The following table presents the components of related party transactions included in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Goods and Services Provided by TEP to Affiliates
Transmission Revenues, UNS Electric (1)	$2	$2	$4	$3
Control Area Services, UNS Electric (2)	1	1	2	2
Common Costs, UNS Energy Affiliates (3)	4	5	9	10

Goods and Services Provided by Affiliates to TEP
Supplemental Workforce, SES (4)	3	4	7	7
Corporate Services, UNS Energy (5)	2	2	3	3
Corporate Services, UNS Energy Affiliates (6)	1	1	2	2

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

(5)
Costs for corporate services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry-accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 83% of UNS Energy's allocated costs. Corporate Services, UNS Energy includes legal, audit, and Fortis' management fees. TEP's share of Fortis' management fees were $1 million and $3 million for the three and six months ended June 30, 2020 and 2019, respectively.

(6)
Costs for corporate services (e.g., finance, accounting, tax, legal, and information technology) and other labor services for UNS Energy Affiliates are directly assigned to the benefiting entity at a fully burdened cost when possible.

DIVIDENDS PAID TO PARENT
On July 23, 2020, TEP declared a $38 million dividend to UNS Energy, which was paid July 27, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. DEBT AND CREDIT AGREEMENTS
There have been no significant changes to TEP's debt or credit agreements from those reported in its 2019 Annual Report on Form 10-K, except as noted below.
DEBT
Issuance
In April 2020, TEP issued and sold $350 million aggregate principal amount of 4.00% senior unsecured notes due June 2050. TEP may call the debt prior to December 15, 2049, with a make-whole premium plus accrued interest. After December 15, 2049, TEP may call the debt at par plus accrued interest. TEP used the net proceeds from the sale to repay amounts outstanding under its credit agreements and for general corporate purposes.
CREDIT AGREEMENTS
2019 Credit Agreement
The following table presents components of TEP's unsecured 2019 Credit Agreement included in Borrowings Under Credit Agreements, Net on the Condensed Consolidated Balance Sheets:

	Capacity	Borrowed (1)	Available	Weighted Average Interest Rate	Pricing (2)
(in millions)	June 30, 2020
Term Loan	$225	$225	$—	—%	LIBOR + 0.550%	or ABR + 0.00%

In April 2020, net proceeds from the sale of senior unsecured notes were used to repay the outstanding term loans and terminate such agreement.
2015 Credit Agreement
The following table presents components of TEP's unsecured 2015 Credit Agreement included in Borrowings Under Credit Agreements, Net on the Condensed Consolidated Balance Sheets:

	Capacity	Sub-Limit LOC	Borrowed (1)	Available	Weighted Average Interest Rate	Pricing (2)
(in millions)	June 30, 2020
Revolver and LOC	$250	$50	$12	$238	—%	LIBOR + 1.000%	or ABR + 0.00%

(1)	Includes $12 million in LOCs issued in January 2020 pursuant to TEP taking ownership of Oso Grande under the build-transfer agreement.

(2)	Interest rates and fees are based on a pricing grid tied to TEP's credit rating.

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
TEP is liable for a portion of final mine reclamation costs upon closure of the mines servicing San Juan and Four Corners. TEP’s estimated share of final mine reclamation costs at both mines is $56 million upon expiration of the related coal supply agreements, which expire in 2022 and 2031, respectively. An aggregate liability balance related to San Juan and Four Corners final mine reclamation of $39 million as of June 30, 2020, and $36 million as of December 31, 2019, was recorded in Other on the Condensed Consolidated Balance Sheets. See Note 2 for additional information related to final mine reclamation costs.
Performance Guarantees
TEP has joint participation agreements with participants at San Juan, Four Corners, and Luna. The participants in each of the generation facilities, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. With the exception of Four Corners, there is no maximum potential amount of future payments TEP could be required to make under the guarantees. The maximum potential amount of future payments is $250 million at Four Corners. As of June 30, 2020, there have been no such payment defaults under any of the participation agreements. The San Juan participation agreement expires in 2022, Four Corners in 2041, and Luna in 2046.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 8. EMPLOYEE BENEFIT PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
(in millions)	2020	2019	2020	2019
Service Cost	$4	$3	$1	$1
Non-Service Cost (1)
Interest Cost	4	5	1	1
Expected Return on Plan Assets	(8)	(7)	(1)	—
Amortization of Net Loss	2	2	—	—
Net Periodic Benefit Cost	$2	$3	$1	$2

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Service Cost	$8	$6	$2	$2
Non-Service Cost (1)
Interest Cost	8	9	1	1
Expected Return on Plan Assets	(15)	(13)	(1)	—
Amortization of Net Loss	4	4	—	—
Net Periodic Benefit Cost	$5	$6	$2	$3

(1)	The non-service components of net periodic benefit cost are included in Other, Net on the Condensed Consolidated Statements of Income.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	June 30, 2020
Assets
Restricted Cash (1)	$18	$—	$18
Energy Derivative Contracts, Regulatory Recovery (2)	—	8	8
Energy Derivative Contracts, No Regulatory Recovery (2)	—	5	5
Total Assets	18	13	31
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(66)	(66)
Total Liabilities	—	(66)	(66)
Total Assets (Liabilities), Net	$18	$(53)	$(35)

(in millions)	December 31, 2019
Assets
Restricted Cash (1)	$18	$—	$18
Energy Derivative Contracts, Regulatory Recovery (2)	—	3	3
Energy Derivative Contracts, No Regulatory Recovery (2)	—	3	3
Total Assets	18	6	24
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(76)	(76)
Total Liabilities	—	(76)	(76)
Total Assets (Liabilities), Net	$18	$(70)	$(52)

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

All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis on the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	June 30, 2020
Derivative Assets
Energy Derivative Contracts	$13	$8	$—	$5
Derivative Liabilities
Energy Derivative Contracts	(66)	(8)	—	(58)

(in millions)	December 31, 2019
Derivative Assets
Energy Derivative Contracts	$6	$4	$—	$2
Derivative Liabilities
Energy Derivative Contracts	(76)	(4)	(2)	(70)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Unrealized Net Gain (Loss)	$6	$(11)	$15	$(20)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Operating Revenues	$4	$5	$5	$5

Derivative Volumes
As of June 30, 2020, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	June 30, 2020	December 31, 2019
Power Contracts GWh	5,474	4,740
Gas Contracts BBtu	110,461	122,779

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3 Fair Value Measurements
As of June 30, 2020, TEP did not have any Level 3 asset or liability balances. The following table presents a reconciliation of changes in the fair value of net assets and liabilities classified as Level 3 in the fair value hierarchy, and the gains (losses) attributable to the change in unrealized gains (losses) relating to assets (liabilities) still held:

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2019
Beginning of Period	$(6)	$1
Gains (Losses) Recorded
Regulatory Assets or Liabilities, Derivative Instruments	(2)	(10)
Operating Revenues	5	5
Settlements	(1)	—
End of Period	$(4)	$(4)

Gains (Losses), Assets (Liabilities) Still Held	$3	$(4)

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
The value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $79 million as of June 30, 2020, compared with $100 million as of December 31, 2019. As of June 30, 2020, TEP had no collateral posted related to energy procurement or hedging activities. If the credit risk contingent features were triggered on June 30, 2020, TEP would have been required to post an additional $79 million of collateral of which $15 million relates to outstanding net payable balances for settled positions.

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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Net Carrying Value		Fair Value
(in millions)		June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$1,946	$1,602	$2,202	$1,755

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the financial condition, and the outlook for TEP. It includes the following:

•	outlook and strategies;

•	factors affecting results of operations;

•	results of operations;

•	liquidity and capital resources, including: (i) capital expenditures; (ii) contractual obligations; and (iii) environmental matters;

•	critical accounting policies and estimates; and

•	new accounting standards issued and not yet adopted.
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

•
Continuing our transition from carbon-intensive sources to a more sustainable energy portfolio, while providing reliability and rate stability for our customers, mitigating environmental impacts, complying with regulatory requirements, leveraging and improving our existing utility infrastructure, and maintaining financial strength. In June 2020, we filed our 2020 IRP with the ACC. The 2020 IRP provides details on our long-term proposed strategy to eliminate the use of coal-fired generation over the next 12 years as part of our goal to reduce carbon emissions 80% compared to levels in 2005 by 2035. This resource strategy may be impacted by various federal and state energy policies currently under consideration.

•
Focusing on our core utility business through operational excellence, promoting economic development in our service territory, investing in infrastructure to ensure reliable service, and maintaining a strong community presence.

CURRENT ECONOMIC CONDITIONS—COVID-19
In March 2020, the World Health Organization declared COVID-19 a pandemic. As a result, Arizona's governor and many local governments have issued various requirements and recommendations in response to the COVID-19 pandemic, and we expect further actions to continue to be taken. We are closely monitoring the COVID-19 pandemic and taking steps intended to mitigate the potential risks to our workforce and our business. This pandemic has disrupted economic activity in TEP’s service territory as well as capital markets. These disruptions could continue for a prolonged period of time or become severe. We activated our business continuity plans and continue to reevaluate and reassess protocols and plans as the pandemic conditions evolve. These actions are intended to aid in the prevention of the spread of COVID-19 among our employees and customers, and to support the continued delivery of safe and reliable service to our customers and the communities we serve. Actions we have taken include: (i) increased precautions with regard to employee and facility hygiene for field crews and others who must continue working on premises; (ii) imposed travel limitations on employees; (iii) directed employees to work remotely, including elimination of in-person meetings and separation of field crews; (iv) implemented pre-work screening procedures conducted prior to entering our facilities; (v) distributed face masks to workforce; and (vi) restricted access to critical facilities. Additional safety protocols have been implemented for work required within customers' premises that are intended to aid in the protection of our employees, our customers, and the community.
Recognizing the potential effect that the COVID-19 pandemic could have on many customers’ ability to pay their bills and the need for continued utility service, we voluntarily suspended service disconnections and late fees for non-payment of bills until further notice. In addition, we filed a request with the ACC to refund to customers approximately $8 million of over-collected DSM funds in excess of program expenditures. The proposed refund was approved by the ACC in May 2020 and was returned to customers in the form of bill credits over the June 2020 billing cycle. We are also working with our suppliers, vendors, and contractors to assess and mitigate potential impacts to the procurement of goods and services.
The COVID-19 pandemic is a rapidly evolving situation. We cannot predict the duration of the pandemic or the ultimate effects of it on the global, national, or local economy. We will continue to monitor developments affecting our workforce, customers, suppliers, and operations and take additional measures as we believe are warranted. Through the first six months of 2020, we have not experienced a material impact to our results of operations as a result of the COVID-19 pandemic.
Performance - The second quarter of 2020 compared with the second quarter of 2019
TEP reported net income of $57 million in the second quarter of 2020 compared with net income of $42 million in the second quarter of 2019. The increase of $15 million, or 36%, was primarily due to:

•	$13 million in higher retail revenue primarily due to an increase in usage related to favorable weather;

•	$4 million in higher AFUDC due to a FERC Order to adjust the AFUDC calculation and an increase in construction projects;

•	$3 million in higher LFCR revenues;

•	$2 million increase in value of investments used to support certain post-employment benefits as a result of favorable market conditions; and

•	$2 million in lower operations and maintenance expenses related to planned generation outages in 2019 not recurring in 2020.
The increase was partially offset by:

•	$5 million in higher depreciation and amortization expense due to an increase in asset base; and

•	$3 million in higher interest expense primarily related to a long-term debt issuance in April 2020.
Performance - The first six months of 2020 compared with the first six months of 2019
TEP reported net income of $65 million in the first six months of 2020 compared with net income of $68 million in the first six months of 2019. The decrease of $3 million, or 4%, was primarily due to:

•	$8 million in higher depreciation and amortization expense due to an increase in asset base;

•	$7 million decrease in value of investments used to support certain post-employment benefits as a result of unfavorable market conditions;

•	$4 million in higher interest expense primarily related to a long-term debt issuance in April 2020; and

•	$2 million in higher income tax expense primarily due to AMT credits recognized in 2019 not recurring in 2020.
The decrease was partially offset by:

•	$10 million in higher retail revenue primarily due to an increase in usage related to favorable weather;

•	$5 million in higher LFCR revenues; and

•	$5 million in higher AFUDC due to FERC Order to adjust the AFUDC calculation and an increase in construction projects.

FACTORS AFFECTING RESULTS OF OPERATIONS
Several factors affect our current and future results of operations. The most significant factors are related to the potential economic impacts of the COVID-19 pandemic, regulatory matters, generation resource shift, and weather patterns.
COVID-19 Pandemic Impacts
The extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on certain developments, including: (i) the duration of the declared health emergencies; (ii) actions being taken by governmental authorities and regulators; (iii) the impact on our customers, employees, and vendors; and (iv) actions being taken by us to assist our customers through this crisis. These developments are rapidly evolving and challenging to predict. Areas that we currently anticipate as likely to be materially impacted and that may have an effect on our results of operations, cash flows, and earnings are noted below.
Retail Sales
As a result of various Executive Orders issued by Arizona's governor in response to the COVID-19 pandemic, energy usage by our commercial and industrial customers has decreased below average levels experienced in prior periods. This decrease is expected to last for the duration of the pandemic response and may continue beyond as a result of sustained economic impacts in our service territory. However, energy usage by our residential customers has increased due to stay at home orders and widespread adoption of work from home practices. We expect the increase to last for the duration of the pandemic response and may continue beyond as companies rethink their work from home practices. In the first six months of 2020, we have not experienced a significant impact to total retail sales as a result of the COVID-19 pandemic.
Electricity sold to retail customers by class of customer in the second quarter of the last three years were as follows:

	Three Months Ended June 30,
(sales in GWh)	2020		2019		2018
Electric Sales
Residential	1,068	47%	856	41%	1,019	44%
Commercial	490	21%	510	24%	573	24%
Industrial, non-Mining	457	20%	470	22%	498	21%
Industrial, Mining	279	12%	265	13%	248	11%
Other	4	—%	4	—%	4	—%
Total Retail Sales by Customer Class	2,298	100%	2,105	100%	2,342	100%
Timing of Regulatory Decisions
Proceedings for our pending ACC rate case have been delayed as regulators and stakeholders experience work schedule disruptions related to the COVID-19 pandemic. Further rate case delays may occur due to continued work schedule disruptions.
Return on Investments
We experienced a decrease in the value of investments used to support certain post-employment benefits during the first six months of 2020 as a result of unfavorable market conditions arising from the COVID-19 pandemic. The value of investments used to support certain post-employment benefits may continue to fluctuate due to volatility in equity and fixed-income markets.
Retail Customer Assistance
In March 2020, we suspended service disconnections and late fees for all customers until further notice and offered flexible payment arrangements to help customers affected by the COVID-19 pandemic. During the second quarter of 2020, we experienced an increase in accounts receivable balances greater than 90 days as a result of COVID-19 related suspension of service disconnections and the Summer Moratorium. In June 2020, we increased our bad debt reserve rate and estimated the total impact of the moratoriums on operating expenses to be approximately $2 million through the end of 2020. The change in the bad debt reserve rate did not have a significant impact on operating expenses in the second quarter of 2020. We are continuing to assess credit loss risk and may experience additional increases in bad debt expense due to the COVID-19 pandemic.

Reduction to DSM Surcharge
In April 2020, we filed a request with the ACC to refund to customers approximately $8 million of over-collected DSM funds. In May 2020, the ACC approved the request and we returned the funds in the form of customer bill credits over the June 2020 billing cycle.
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
Hearings before an ALJ were held during the first six months of 2020. Parties to the rate case will file post-hearing briefs in July and August 2020. As a result of work schedule disruptions arising from the COVID-19 pandemic, the timing of when new rates will go into effect is uncertain.
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
The requested forward-looking formula rate is intended to allow for a more timely recovery of transmission-related costs. If this request is approved, transmission revenues would increase by approximately $7 million annually. As part of the order, the FERC established hearing and settlement procedures. All revisions to the OATT in the FERC order are subject to refund. Settlement discussions in the proceeding are ongoing. We had reserved $9 million as of June 30, 2020, and $4 million as of December 31, 2019, of wholesale revenues in Current Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets. We cannot predict the outcome of the proceeding.

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
See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and Liquidity and Capital Resources, Income Tax Position of this Form 10-Q for additional information regarding the ACC Refund Order and the TCJA.
Arizona Energy Policy
In 2018, the ACC opened rulemaking dockets to evaluate possible modifications to various energy policies including existing renewable energy and energy efficiency goals, integrated resource planning, and retail competition for generation services. In 2019 and 2020, the ACC staff and two commissioners prepared different drafts of retail electric competition rules. The ACC discussed those draft rules during workshops, but such rules have not been officially proposed and no changes have been made.
In July 2020, ACC staff issued a proposed order that would adopt new energy rules. The new rules, if adopted, would require affected utilities to, among other things, implement plans designed to supply: (i) 50% of their retail electric sales with renewable energy by 2035; and (ii) 100% of their retail electric sales with clean energy by 2050. The proposed rule would also allow utilities to request cost recovery of compliance in rate proceedings. Also in July 2020, two commissioners issued draft energy rules, which if adopted, would, among other things, require: (i) affected utilities to supply 55% of their retail and wholesale electric sales with clean energy by 2025, with increasing five-year requirements reaching 100% by 2050; and (ii) 55% of the generation capacity owned by affected utilities to be clean energy resources by 2025, with increasing five-year requirements reaching 100% by 2050. The ACC is scheduled to consider both sets of rules at a meeting on July 30, 2020, and could initiate a formal rule-making process to adopt new energy rules. We would seek the ACC's approval to recover any costs related to new energy policies or requirements. TEP cannot predict the outcome of these matters or their impact on the Company's financial position or results of operations.
Generation Resource Shift
Our long-term strategy is to continue our shift from carbon-intensive sources to a more sustainable energy portfolio including expanding renewable energy resources while reducing reliance on coal-fired generation resources. In June 2020, we filed our 2020 IRP with the ACC, which provides details on our long-term strategy.
2020 IRP
Our 2020 IRP proposal includes a goal of reducing our carbon dioxide emissions 80% compared to levels in 2005 by 2035. To achieve this goal, we will continue the retirement of older fossil-fuel resources and replace these assets with a combination of renewable resources, energy storage, and energy efficiency programs. The existing coal-fired generation fleet faces a number of uncertainties impacting the viability of continued operations, including changing state and federal law and energy policies, competition from other resources, fuel supply and land lease contract extensions, environmental regulations, and, for jointly owned facilities, the willingness of other owners to continue their participation. Given this uncertainty, we are considering options that include the exit of all ownership interests in coal plants over the next 12 years. We will seek regulatory recovery for amounts that would not otherwise be recovered, if any, as a result of these actions. The execution of our IRP proposal is dependent on obtaining regulatory recovery approval.
As of June 30, 2020, approximately 37% of our generation capacity was from coal-fired generation.
See Liquidity and Capital Resources, Environmental Matters of this Form 10-Q for additional information regarding generation facility operations.

Navajo Generating Station
TEP and the co-owners of Navajo retired the generation station in November 2019 and began decommissioning activities. We expect the majority of decommissioning activities to be completed by 2024 with monitoring activities continuing through 2054. TEP is currently recovering the capital and operating costs in base rates using a useful life of 2030 for Navajo. Due to the early retirement, we requested recovery of final retirement costs over a 10-year period in the 2019 ACC Rate Case. As of June 30, 2020, the net book value of Navajo was $40 million, with estimated other related costs of $4 million.
Sundt Generating Station
In 2018, the Pima County Department of Environmental Quality approved TEP's air permit, which allowed the Company to place in service 10 natural gas RICE units at Sundt and required the retirement of Sundt Units 1 and 2 in November 2019. We are currently recovering the capital and operating costs in base rates using useful lives of 2028 and 2030 of Sundt Units 1 and 2, respectively. Due to the early retirement, we requested recovery of final retirement costs over a 10-year period in the 2019 ACC Rate Case. As of June 30, 2020, the net book value of Sundt Units 1 and 2 was $24 million, with estimated other related costs of $1 million.
The Company placed in service five of the RICE units in December 2019, and the remaining five were placed in service in March 2020. The Sundt RICE Units balance the variability of intermittent renewable energy resources. The units replaced 162 MW of nominal net generation capacity from Sundt Units 1 and 2, which were less efficient and lacked the quick start, fast ramp capabilities of the Sundt RICE Units. We requested recovery of the 10 Sundt RICE Units over the useful lives of the assets in the 2019 ACC Rate Case. The total cost of the Sundt RICE Units project was $183 million.
Gila River Generating Station
In 2017, we entered into a 20-year tolling PPA with SRP to purchase and receive all 550 MW of capacity, power, and ancillary services from Gila River Unit 2, which included a three-year option to purchase the unit. The Company completed the purchase of Gila River Unit 2 in December 2019 for $165 million. The 550 MW of capacity, power, and ancillary services replaced coal-fired generation lost due to early retirements. We requested recovery of the Gila River Unit 2 purchase over the remaining useful life of the asset in the 2019 ACC Rate Case.
Executive Order
On May 1, 2020, the President of the United States of America signed an Executive Order, Securing the United States Bulk-Power System. We are currently evaluating the potential impacts of this Executive Order. The Department of Energy issued a request for information seeking to understand current industry practices surrounding supply chain components of the bulk-power system with comments due August 7, 2020. We are currently developing a response to this request.
Production Tax Credits
Federal renewable electricity Production Tax Credits (PTC) are earned as energy from qualifying wind-powered facilities is generated based on a per kilowatt rate as prescribed pursuant to the applicable federal income tax law. Qualifying generating facilities are eligible for the credit for 10 years from the date the facilities are placed in service. The PTC rate is published annually by the IRS and was $0.025 per kWh generated for 2019. The Company will begin earning PTCs once Oso Grande begins generating power to serve our customers. The PTCs are expected to offset costs of the Oso Grande project.
Weather Patterns
Changing weather patterns and other factors cause seasonal fluctuations in sales of power. The Company's summer peaking load occurs during the third quarter of the year when cooling demand is higher, which results in higher revenue during such period. By contrast, lower sales of power occur during the first quarter of the year, due to mild winter weather in our retail service territory. Seasonal fluctuations affect the comparability of our results of operations.
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

The following discussion provides the significant items that affected TEP's results of operations in the second quarter and first six months of 2020 compared with the same periods in 2019 presented on a pre-tax basis.
Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2020	2019	Percent	2020	2019	Percent
Operating Revenues
Retail	$265	$236	12.3%	$457	$438	4.3%
Wholesale, Long-Term	7	7	—%	14	16	(12.5)%
Wholesale, Short-Term (1)	25	35	(28.6)%	54	107	(49.5)%
Transmission	6	8	(25.0)%	13	16	(18.8)%
Springerville Units 3 and 4 Participant Billings	18	26	(30.8)%	38	46	(17.4)%
Other	19	14	35.7%	42	36	16.7%
Total Operating Revenues	$340	$326	4.3%	$618	$659	(6.2)%

(1)
Revenues associated with derivatives are primarily returned to retail customers by offsetting the fuel and purchase power costs eligible for recovery through the PPFAC mechanism similar to short-term wholesale sales. As a result, revenues associated with derivatives are included in Wholesale, Short-Term in the table above.

TEP reported Operating Revenues of $340 million in the second quarter of 2020 compared with $326 million in the same period for 2019. The increase of $14 million, or 4%, was primarily due to:

•	$15 million in higher retail revenue primarily due to favorable weather;

•	$13 million in higher retail revenue primarily due to higher fuel and purchase power recoveries due to changes in the PPFAC rate and increased volumes; and

•	$4 million in higher other revenue due to an increase in LFCR revenue.
The increase was partially offset by:

•	$10 million in lower wholesale short-term sales primarily due to a decrease in volumes driven by the expiration of a capacity sale contract in December 2019; and

•	$7 million in lower participant billings related to Springerville Units 3 and 4.

TEP reported Operating Revenues of $618 million in the first six months of 2020 compared with $659 million in the same period for 2019. The decrease of $41 million, or 6%, was primarily due to:

•
$53 million in lower wholesale short-term sales primarily due to a decrease in (i) volumes driven by the expiration of a capacity sale contract in December 2019; and (ii) pricing as a result of unfavorable market conditions; and

•	$7 million in lower participant billings related to Springerville Units 3 and 4.
The decrease was partially offset by:

•	$11 million in higher retail revenue primarily due to favorable weather;

•	$6 million in higher other revenue due to an increase in LFCR revenue; and

•	$3 million in higher retail revenue primarily due to higher fuel and purchase power recoveries due to increased volumes.
The following table provides key statistics impacting Operating Revenues:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(kWh in millions)	2020	2019	Percent	2020	2019	Percent
Electric Sales (kWh) (1)
Retail Sales	2,298	2,105	9.2%	4,098	3,941	4.0%
Wholesale, Long-Term	76	74	2.7%	148	209	(29.2)%
Wholesale, Short-Term	1,102	1,606	(31.4)%	2,348	3,653	(35.7)%
Total Electric Sales	3,476	3,785	(8.2)%	6,594	7,803	(15.5)%

Average Revenue Per kWh (Cents/kWh) (2)
Retail	11.53	11.21	2.9%	11.15	11.12	0.3%
Wholesale, Long-Term	8.51	9.10	(6.5)%	9.25	7.56	22.4%
Wholesale, Short-Term	1.87	2.07	(9.7)%	2.10	2.91	(27.8)%

Total Retail Customers (3)				432,129	427,215	1.2%

(1)	These numbers represent the kWh sold to retail, long-term wholesale, and short-term wholesale customers. Management uses kWh sold to retail and wholesale customers to monitor electricity usage.

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

Operating Expenses
Fuel and Purchased Power Expense
TEP reported Fuel and Purchased Power expense of $110 million in the second quarter of 2020 compared with $104 million in the same period for 2019. The increase of $6 million, or 6%, was primarily due to:

•	$17 million in higher PPFAC recoveries primarily due to changes in the PPFAC rate;

•	$8 million in higher fuel costs primarily due to an increase in natural gas prices; and

•	$4 million in higher purchased power primarily due to an increase in volume.
The increase was partially offset by $21 million in lower fuel costs primarily due to a decrease in Coal-Fired Generation volumes and a decrease in realized losses on gas swaps.
TEP reported Fuel and Purchased Power expense of $201 million in the first six months of 2020 compared with $244 million in the same period for 2019. The decrease of $43 million, or 18%, was primarily due to:

•	$39 million in lower fuel costs primarily due to a decrease in Coal and Gas-Fired Generation volumes and a decrease in natural gas prices; and

•	$13 million in lower purchased power primarily due to a decrease in volume and the purchase of Gila River Unit 2.
The decrease was partially offset by $10 million in higher PPFAC recoveries due to: (i) a decrease in PPFAC eligible costs; and (ii) an increase in the PPFAC rate.
The following provides key statistics impacting Fuel and Purchased Power:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(kWh in millions)	2020	2019	Percent	2020	2019	Percent
Sources of Energy
Coal-Fired Generation	1,126	1,606	(29.9)%	2,535	3,372	(24.8)%
Gas-Fired Generation	1,843	1,850	(0.4)%	3,319	3,681	(9.8)%
Utility-Owned Renewable Generation	25	19	31.6%	45	39	15.4%
Total Generation	2,994	3,475	(13.8)%	5,899	7,092	(16.8)%
Purchased Power, Non-Renewable	409	254	61.0%	579	674	(14.1)%
Purchased Power, Renewable	217	205	5.9%	368	350	5.1%
Total Generation and Purchased Power (1)	3,620	3,934	(8.0)%	6,846	8,116	(15.6)%

(cents per kWh)
Average Fuel Cost of Generated Power (2)
Coal	2.53	2.42	4.5%	2.53	2.28	11.0%
Natural Gas (3)	1.82	1.89	(3.7)%	1.81	2.32	(22.0)%
Average Cost of Purchased Power (4)
Purchased Power, Non-Renewable	3.11	2.88	8.0%	2.96	3.63	(18.5)%
Purchased Power, Renewable	9.49	9.49	—%	9.42	9.39	0.3%

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

Operations and Maintenance Expense
TEP reported Operations and Maintenance expense of $84 million in the second quarter of 2020 compared with $92 million in the same period for 2019. The decrease of $8 million, or 9%, was primarily due to:

•	$5 million in lower reimbursable maintenance expense related to Springerville Unit 3 due to planned outages in 2019 not recurring in 2020; and

•	$4 million in lower expenses related to remote plants primarily due to the retirement of Navajo in November 2019 and planned outages in 2019 not recurring in 2020.
TEP reported Operations and Maintenance expense of $171 million in the first six months of 2020 compared with $179 million in the same period for 2019. The decrease of $8 million, or 4%, was primarily due to lower reimbursable maintenance expense related to Springerville Unit 3 due to planned outages in 2019 not recurring in 2020.
Depreciation and Amortization Expense
Depreciation and Amortization expense increased by $5 million, or 11%, and $10 million, or 10%, in the second quarter and first six months of 2020, respectively, when compared with the same periods in 2019. The increases were primarily due to higher asset base.
Other Income (Expense)
TEP reported other expense of $9 million in the second quarter of 2020 compared with $17 million in the same period for 2019. The decrease of $8 million, or 47%, was primarily due to:

•	$5 million in higher AFUDC due to a FERC Order to adjust the AFUDC calculation and an increase in construction projects;

•	$3 million in lower finance lease interest expense related to PPFAC recoverable demand charges due to the purchase of Gila River Unit 2 in December 2019;

•	$2 million increase in the value of investments used to support certain post-employment benefits as a result of favorable market conditions; and

•	$1 million increase in other income due to an increase in expected return on pension plan assets.
The decrease was partially offset by $4 million in higher interest expense primarily related to a long-term debt issuance in April 2020.
TEP reported other expense of $29 million in the first six months of 2020 compared with $31 million in the same period for 2019. The decrease of $2 million, or 6%, was primarily due to:

•	$6 million in higher AFUDC due to a FERC Order to adjust the AFUDC calculation and an increase in construction projects;

•	$6 million in lower finance lease interest expense related to PPFAC recoverable demand charges due to the purchase of Gila River Unit 2 in December 2019; and

•	$3 million increase in other income due to an increase in expected return on pension plan assets.
The decrease was partially offset by:

•	$7 million decrease in the value of investments used to support certain post-employment benefits as a result of unfavorable market conditions; and

•	$5 million in higher interest expense primarily related to a long-term debt issuance in April 2020.

Income Tax Expense
TEP reported Income Tax Expense of $11 million in the second quarter of 2020 compared with $8 million in the same period for 2019. The increase of $3 million, or 38%, was primarily due to $4 million in higher tax expense due to an increase in taxable earnings.
TEP reported Income Tax Expense of $14 million in the first six months of 2020 compared with $11 million in the same period for 2019. The increase of $3 million, or 27%, was primarily due to lower tax credits related to AMT credits recognized in the first quarter of 2019 not recurring in 2020.
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
Available Liquidity

(in millions)	June 30, 2020
Cash and Cash Equivalents	$61
Amount Available under Revolving Credit Agreement (1)	238
Total Liquidity	$299

(1)	The 2015 Credit Agreement provides for $250 million of revolving credit commitments with a LOC sublimit of $50 million and a maturity date of October 2022.
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
Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing and financing activities:

	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2020	2019	Percent
Operating Activities	$188	$163	15.3%
Investing Activities	(506)	(221)	129.0%
Financing Activities	368	(11)	*
Net Increase (Decrease)	50	(69)	(172.5)%
Beginning of Period	28	153	(81.7)%
End of Period (1)	$78	$84	(7.1)%
* Not meaningful

(1)	Calculated on rounded data and may not correspond exactly to amounts on the Condensed Consolidated Statements of Cash Flows.

Operating Activities
In the first six months of 2020, net cash flows from operating activities increased by $26 million compared with the same period in 2019. The increase was primarily due to higher: (i) customer usage related to favorable weather; and (ii) fuel and purchase power recoveries as a result of changes in the PPFAC rate. The increase was partially offset by changes in working capital related to the timing of billing collections and payments.
Investing Activities
In the first six months of 2020, net cash flows used for investing activities increased by $285 million compared with the same period in 2019 primarily due to: (i) higher capital expenditures primarily due to $236 million in payments for the Oso Grande project under the build-transfer agreement; and (ii) a $9 million payment in other investments.
Financing Activities
In the first six months of 2020, net cash flows from financing activities increased by $379 million compared with the same period in 2019 primarily due to: (i) higher proceeds related to the issuance of senior unsecured notes in April 2020, net of repayments of borrowings under the credit facilities; and (ii) an increase in equity contributions from UNS Energy.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of June 30, 2020, TEP had no short-term investments.
Access to Credit Agreements
We have access to working capital through our credit agreements.
Amounts borrowed from the 2019 Credit Agreement were used (i) to complete the purchase of Gila River Unit 2 Generating Station; (ii) to make payments for the construction of the Oso Grande project; and (iii) for other general corporate purposes. As of June 30, 2020, there was no amount available under the 2019 Credit Agreement. In April 2020, net proceeds from the sale of senior unsecured notes were used to repay the 2019 Credit Agreement's outstanding term loan and terminate such agreement.
Amounts borrowed from the 2015 Credit Agreement will be used for working capital and other general corporate purposes and LOCs will be issued from time to time to support energy procurement, hedging transactions, and other business activities. As of June 30, 2020, there was $238 million available under the 2015 Credit Agreement.
See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 in our 2019 Annual Report on Form 10-K for additional information regarding TEP's credit agreements.
Debt Financing
We use debt financing to meet a portion of our capital needs and lower our overall cost of capital. Our cost of capital is also affected by our credit ratings.
In February 2020, TEP filed a financing application with the ACC. The application requests extending and expanding the existing financing authority by: (i) extending authority from December 2020 to December 2025; (ii) increasing the outstanding long-term debt limitation from $2.2 billion to $2.9 billion; (iii) allowing parent equity contributions of up to $700 million; and (iv) continuing the interest rate hedging authority.
In April 2020, we issued and sold $350 million aggregate principal amount of senior unsecured notes to repay: (i) $225 million of outstanding borrowings under our 2019 Credit Agreement, which we terminated; and (ii) outstanding borrowings under our 2015 Credit Agreement and for general corporate purposes.
TEP has, from time to time, refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, we may refinance other debt issuances or make additional debt repurchases in the future.
We anticipate issuing long-term debt in the third quarter of 2020.

Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of June 30, 2020, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- and A3, respectively.
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
Debt Covenants
Under certain agreements, should TEP fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of June 30, 2020, TEP was in compliance with these covenants.
We do not have any provisions in any of our debt or lease agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contribution from Parent
TEP received equity contributions of $50 million and $200 million from UNS Energy in the second quarter and first six months of 2020, respectively, and received no equity contributions in the second quarter or first six months of 2019.
Dividends Paid to Parent
TEP did not declare or pay dividends to UNS Energy in the second quarter or first six months of 2020 or 2019. On July 23, 2020, TEP declared a $38 million dividend to UNS Energy, which was paid July 27, 2020.
Master Trading Agreements
TEP conducts its wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, TEP may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits provided to TEP based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of June 30, 2020, TEP had posted no cash or LOCs as credit enhancements with its counterparties related to our wholesale marketing or risk management activities.
Capital Expenditures
TEP's routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. TEP is prioritizing capital projects to mitigate supply chain risk and other potential impacts of the COVID-19 pandemic and ensure we continue providing safe and reliable service while supporting public health. As a result, we have reduced forecasted capital expenditures for 2020 due to prioritizing certain projects and postponing others. In the first six months of 2020, there have been no material changes to capital expenditures as reported in our 2019 Annual Report on Form 10-K.
Oso Grande Wind Project
In 2019, we entered into a Build-Transfer Agreement (BTA) to develop Oso Grande by December 2020. The Oso Grande project will add approximately 250 MW of wind-powered electric generation, increasing our total renewable nominal generation capacity to over 500 MW, which includes PPAs and owned utility-scale generation. The project is estimated to cost $422 million, which includes, among other costs, $16 million for AFUDC and $397 million related to the BTA. As of June 30, 2020, total costs of construction incurred from inception was $300 million, which includes, among other costs, $9 million for AFUDC and $283 million related to the BTA. The project costs are currently included in Construction Work in Progress on the Condensed Consolidated Balance Sheets.
Contractual Obligations
In the first six months of 2020, there were no material changes outside the ordinary course of business to contractual obligations as reported in our 2019 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
Other than the unrecorded contractual obligations reported on the contractual obligations table presented in our 2019 Annual Report on Form 10-K, we do not have any arrangements or relationships with entities that are not consolidated into the financial statements.
Income Tax Position
TEP did not make any U.S. federal or Arizona State income tax payments in the first six months of 2020 due to existing net operating loss and tax credit carryforwards in those jurisdictions. Based on our remaining tax carryforward balances, we do not anticipate making federal or state income tax payments of a material nature for the next several years.
Under the TCJA, existing AMT credit carryforwards could be refunded or used to offset U.S. federal income tax liabilities through our 2021 tax year. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law March 27, 2020. Along with other significant provisions, the CARES Act further accelerated the recovery of AMT credits by allowing corporations to immediately claim refunds of all unused carryforward balances. As a result, TEP expects to receive approximately $14 million in AMT credit refunds by the end of 2020.
See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the TCJA.
Payroll Tax
The CARES Act also allows employers to defer the deposit and payment of the employer's share of social security taxes. TEP is deferring the deposit of the employer's portion of social security tax through the end of 2020. We recorded deferred deposits of $2 million as of June 30, 2020, in Accrued Taxes Other than Income Taxes on the Condensed Consolidated Balance Sheets. We expect the total deferred deposits to be approximately $6 million, and be paid to the IRS in equal payments in 2021 and 2022.
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
The ADEQ began the stakeholder process in November 2019 and notified subject facilities that HRI analysis would be due to the agency by December 2020. We are in the process of conducting the HRI analysis for Springerville Units 1 and 2, and therefore cannot predict the outcome of these matters at this time.
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
Coal Combustion Residuals Regulation
In April 2015, the EPA issued a final rule requiring disposal of coal ash and other Coal Combustion Residuals (CCR) to be managed as a solid waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA) for disposal in landfills and/or surface impoundments. Our share of costs to comply with the CCR rule at Four Corners is estimated to be $3 million. This includes estimated costs for corrective action for two CCR units at the facility, which will be incurred over 30 years. Arizona Public Service began an assessment of corrective measures in 2019, and expects the assessment to continue through late 2020.
In December 2016, Congress approved the Water Infrastructure Improvements for the Nation (WIIN) Act, which authorizes the States to establish permit programs under RCRA for implementing regulation for CCR. In response to the WIIN Act and RCRA rulemaking petitions, the EPA has indicated that it intends to conduct two phases of CCR rule revisions. In July 2018, the EPA signed a Phase 1, Part 1 final rule which: (i) revised groundwater protection standards for rule-specific constituents without maximum containment levels; (ii) incorporated risk-based changes under an EPA-approved state permit program or an EPA permit program; and (iii) extended certain closure deadlines. In response to challenges to this rule, the EPA filed a motion to voluntarily remand the rule but not vacate it. On March 13, 2019, the U.S. Court of Appeals for the D.C. Circuit Court issued an order granting the EPA's motion, allowing the EPA nine months to undertake new rulemaking. In August 2019, the EPA issued the Phase 2 rule revision proposal. On February 20, 2020, the EPA proposed a federal CCR permitting program. The comment period for this rulemaking closed on July 20, 2020. TEP does not anticipate a material impact on operations or financial results from the proposed rule revisions.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to apply accounting policies and make estimates, judgments, and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements and related notes. Management believes that there have been no significant changes during the six months ended June 30, 2020, to the items that we disclosed as our critical accounting policies and estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.
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
The COVID-19 pandemic has had a negative impact on the global economy and financial markets. There have been no additional risks and no material changes to market risks disclosed in Part II, Item 7A in our 2019 Annual Report on Form 10-K, other than as described below.
Credit Risk
In response to the COVID-19 pandemic, we have increased our monitoring of the effects of the economic slowdown on counterparties’ abilities to perform under their contractual obligations.

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of June 30, 2020. There was no change in TEP’s internal control over financial reporting during the quarter ended June 30, 2020, that materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of certain legal proceedings affecting TEP, refer to Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A. RISK FACTORS
The business and financial results of TEP are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our 2019 Annual Report on Form 10-K, except the additional risk factor noted below, which is an update to the risk factor included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020:
The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the COVID-19 pandemic, could adversely affect our business, results of operations and financial condition.
TEP could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the economy on a global, national, and local level, disrupted global supply chains, and created significant volatility and disruption of financial markets. The responses from governmental authorities and companies to reduce the spread of the COVID-19 pandemic have significantly reduced economic activity through various containment measures including, among others, business closures, work stoppages or work-from-home orders, shuttering of public spaces and events, and/or severe restrictions of global and regional travel.
The extent of the impact of the COVID-19 pandemic on TEP’s operational and financial performance, including the ability to execute business strategies and initiatives in the expected time frame, the ability to obtain external financing, and the timing of regulatory actions, will depend on factors beyond our control, including the duration, spread, and severity of the pandemic, and how quickly and to what extent normal economic and operating conditions resume, all of which are uncertain and cannot be predicted at this time. An extended period of global supply chain and economic disruption could materially affect TEP’s business, results of operations, access to sources of liquidity, and financial condition.

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David G. Hutchens

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Frank P. Marino

*32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL and contained in Exhibit 101

*	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	July 29, 2020	/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)