Form 10-Q
period 2020-09-30
TUCSON ELECTRIC POWER CO
filed 2020-10-30
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of October 29, 2020.

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
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2019 Annual Report on Form 10-K; Part II, Item 1A. Risk Factors; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of this report. These factors include: voter initiatives and state and federal regulatory and legislative decisions and actions, including changes in tax and energy policies and any change in the structure of utility service in Arizona resulting from the ACC's examination of the state's energy policies; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; the outcome of the general rate case filed with the ACC in April 2019; the final outcome of the FERC order effective August 2019, subject to refund, approving revisions to TEP's OATT; regional economic and market conditions that could affect customer growth and energy usage; changes in energy consumption by retail customers; weather variations affecting energy usage; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the expected demand plus reserve margin requirements; the cost of debt and equity capital and access to capital markets and bank markets, which may affect our ability to raise additional capital and use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and a changing interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and the related contribution requirements and expenses; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting policies and estimates; the ongoing impact of mandated energy efficiency and DG initiatives; changes to long-term contracts; the cost of fuel and power supplies; the ability to obtain coal from our suppliers; cyber-attacks, data breaches, or other challenges to our information security, including our operations and technology systems; the performance of TEP's generation facilities, including renewable generation resources; the development of our wind-powered electric generation facility in southeastern New Mexico; participation in the Energy Imbalance Market; the extent of the impact of the COVID-19 pandemic on our business and operations, and the economic and societal disruptions resulting from the COVID-19 pandemic; the impact of the TCJA on our financial condition and results of operations, including the assumptions we make relating thereto; and the implementation of our 2020 IRP.

v

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues	$471,672	$441,171	$1,089,933	$1,100,265

Operating Expenses
Fuel	90,900	112,961	216,896	277,820
Purchased Power	71,562	37,049	118,713	97,244
Transmission and Other PPFAC Recoverable Costs	16,966	14,976	39,566	38,995
Increase (Decrease) to Reflect PPFAC Recovery Treatment	(83)	(15,532)	5,113	(20,244)
Total Fuel and Purchased Power	179,345	149,454	380,288	393,815
Operations and Maintenance	88,504	94,154	259,991	272,787
Depreciation	47,462	42,187	141,084	124,931
Amortization	7,330	7,039	21,328	22,053
Taxes Other Than Income Taxes	14,571	14,054	44,123	42,375
Total Operating Expenses	337,212	306,888	846,814	855,961

Operating Income	134,460	134,283	243,119	244,304

Other Income (Expense)
Interest Expense	(23,159)	(22,132)	(66,212)	(66,407)
Allowance For Borrowed Funds	2,246	1,521	7,141	4,098
Allowance For Equity Funds	5,823	4,034	16,046	10,755
Unrealized Gains (Losses) on Investments	842	456	(2,309)	4,470
Other, Net	1,278	(551)	3,470	(434)
Total Other Income (Expense)	(12,970)	(16,672)	(41,864)	(47,518)

Income Before Income Tax Expense	121,490	117,611	201,255	196,786
Income Tax Expense	21,029	19,441	35,386	30,358
Net Income	$100,461	$98,170	$165,869	$166,428
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Comprehensive Income
Net Income	$100,461	$98,170	$165,869	$166,428
Other Comprehensive Income
Net Changes in Fair Value of Cash Flow Hedges:
Net of Income Tax Expense of $0 and $13	—	40
Net of Income Tax Expense of $0 and $30			—	92
Supplemental Executive Retirement Plan Adjustments:
Net of Income Tax Expense of $45 and $22	135	66
Net of Income Tax Expense of $134 and $66			405	198
Total Other Comprehensive Income, Net of Tax	135	106	405	290
Total Comprehensive Income	$100,596	$98,276	$166,274	$166,718
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net Income	$165,869	$166,428
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	141,084	124,931
Amortization Expense	21,328	22,053
Amortization of Debt Issuance Costs	2,010	1,735
Use of Renewable Energy Credits for Compliance	32,672	28,083
Deferred Income Taxes	38,809	37,168
Pension and Other Postretirement Benefits Expense	11,162	13,321
Pension and Other Postretirement Benefits Funding	(14,503)	(15,038)
Allowance for Equity Funds Used During Construction	(16,046)	(10,755)
Regulatory Deferral, ACC Refund Order	16,364	5,946
Changes in Current Assets and Current Liabilities:
Accounts Receivable	(57,208)	(28,547)
Materials, Supplies, and Fuel Inventory	(8,392)	(6,724)
Regulatory Assets	4,948	4,426
Other Current Assets	(5,100)	(961)
Accounts Payable and Accrued Charges	(939)	(13,832)
Income Taxes Receivable, Net	6,865	(6,987)
Regulatory Liabilities	8,944	(5,335)
Other, Net	7,260	715
Net Cash Flows—Operating Activities	355,127	316,627
Cash Flows from Investing Activities
Capital Expenditures	(597,375)	(322,142)
Purchase Intangibles, Renewable Energy Credits	(41,117)	(39,419)
Purchase, Other Investments	(8,500)	—
Contributions in Aid of Construction	2,816	4,520
Note Receivable	—	(1,000)
Net Cash Flows—Investing Activities	(644,176)	(358,041)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	105,000	—
Repayments of Borrowings, Revolving Credit Facility	(105,000)	—
Proceeds from Borrowings, Term Loan	60,000	—
Repayments of Borrowings, Term Loan	(225,000)	—
Proceeds from Issuance, Long-Term Debt—Net of Discount	645,768	—
Repayments of Long-Term Debt	(180,410)	—
Dividend Paid to Parent	(37,500)	(37,500)
Payments of Finance Lease Obligations	(17,086)	(10,889)
Contribution from Parent	200,000	—
Other, Net	(4,731)	67
Net Cash Flows—Financing Activities	441,041	(48,322)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	151,992	(89,736)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	28,472	152,747
Cash, Cash Equivalents, and Restricted Cash, End of Period	$180,464	$63,011
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	September 30, 2020	December 31, 2019
ASSETS
Utility Plant
Plant in Service	$6,944,251	$6,663,912
Utility Plant Under Finance Leases	151,467	151,467
Construction Work in Progress	546,497	303,488
Total Utility Plant	7,642,215	7,118,867
Accumulated Depreciation and Amortization	(2,592,399)	(2,506,686)
Accumulated Amortization of Finance Lease Assets	(84,675)	(77,285)
Total Utility Plant, Net	4,965,141	4,534,896

Investments and Other Property	67,769	62,136

Current Assets
Cash and Cash Equivalents	163,009	9,762
Accounts Receivable (Net of Allowance for Credit Losses of $9,572 and $5,716)	211,488	154,847
Fuel Inventory	31,163	23,731
Materials and Supplies	122,502	121,542
Regulatory Assets	118,734	138,412
Derivative Instruments	13,763	3,596
Other	20,564	21,416
Total Current Assets	681,223	473,306
Regulatory and Other Assets
Regulatory Assets	308,973	326,860
Derivative Instruments	2,567	2,763
Other	92,046	89,196
Total Regulatory and Other Assets	403,586	418,819
Total Assets	$6,117,719	$5,489,157
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	September 30, 2020	December 31, 2019
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of September 30, 2020 and December 31, 2019)	$1,596,539	$1,396,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	724,161	595,792
Accumulated Other Comprehensive Loss	(7,366)	(7,771)
Total Common Stock Equity	2,306,977	1,978,203
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of September 30, 2020 and December 31, 2019)	—	—
Finance Lease Obligations	—	67,316
Long-Term Debt, Net	2,063,352	1,522,087
Total Capitalization	4,370,329	3,567,606
Current Liabilities
Current Maturities of Long-Term Debt, Net	—	80,330
Borrowings Under Credit Agreements, Net	—	165,000
Finance Lease Obligations	67,316	17,086
Accounts Payable	115,633	136,465
Accrued Taxes Other than Income Taxes	68,170	42,741
Accrued Employee Expenses	29,717	32,567
Accrued Interest	17,503	16,700
Regulatory Liabilities	107,458	96,017
Customer Deposits	18,303	24,568
Derivative Instruments	18,379	27,615
Other	19,287	23,678
Total Current Liabilities	461,766	662,767
Regulatory and Other Liabilities
Deferred Income Taxes, Net	489,409	432,484
Regulatory Liabilities	453,393	477,495
Pension and Other Postretirement Benefits	124,333	133,452
Derivative Instruments	39,589	48,697
Other	178,900	166,656
Total Regulatory and Other Liabilities	1,285,624	1,258,784

Commitments and Contingencies

Total Capitalization and Other Liabilities	$6,117,719	$5,489,157
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Three Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of June 30, 2019	$1,346,539	$(6,357)	$552,535	$(4,530)	$1,888,187
Net Income			98,170		98,170
Other Comprehensive Income, Net of Tax				106	106
Dividend Declared to Parent			(37,500)		(37,500)
Balances as of September 30, 2019	$1,346,539	$(6,357)	$613,205	$(4,424)	$1,948,963

Balances as of June 30, 2020	$1,596,539	$(6,357)	$661,200	$(7,501)	$2,243,881
Net Income			100,461		100,461
Other Comprehensive Income, Net of Tax				135	135
Dividend Declared to Parent			(37,500)		(37,500)
Balances as of September 30, 2020	$1,596,539	$(6,357)	$724,161	$(7,366)	$2,306,977

	Nine Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2018	$1,346,539	$(6,357)	$484,277	$(4,714)	$1,819,745
Net Income			166,428		166,428
Other Comprehensive Income, Net of Tax				290	290
Dividend Declared to Parent			(37,500)		(37,500)
Balances as of September 30, 2019	$1,346,539	$(6,357)	$613,205	$(4,424)	$1,948,963

Balances as of December 31, 2019	$1,396,539	$(6,357)	$595,792	$(7,771)	$1,978,203
Net Income			165,869		165,869
Other Comprehensive Income, Net of Tax				405	405
Dividend Declared to Parent			(37,500)		(37,500)
Contribution from Parent	200,000				200,000
Balances as of September 30, 2020	$1,596,539	$(6,357)	$724,161	$(7,366)	$2,306,977
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND FINANCIAL STATEMENT PRESENTATION
TEP is a regulated utility that generates, transmits, and distributes electricity to approximately 433,000 retail customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis.
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
Certain amounts from prior periods have been reclassified to conform to the current period presentation. Most notably, TEP bifurcated Other, Net on the Condensed Consolidated Statements of Income as follows:

	As Filed	Amount Reclassified	As Reclassified	As Filed	Amount Reclassified	As Reclassified
(in thousands)	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
Other Income (Expense)
Other, Net	$(95)	$(456)	$(551)	$4,036	$(4,470)	$(434)
Unrealized Gains (Losses) on Investments	—	456	456	—	4,470	4,470
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
As of September 30, 2020, the carrying amounts of assets and liabilities on the balance sheet that relate to variable interests under long-term PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as TEP would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Cash
Restricted cash includes cash balances restricted with respect to withdrawal or usage based on contractual or regulatory considerations. The following table presents the line items and amounts of cash, cash equivalents, and restricted cash reported on the balance sheet and reconciles their sum to the cash flow statement:

	September 30,
(in millions)	2020	2019
Cash and Cash Equivalents	$163	$49
Restricted Cash included in:
Investments and Other Property	15	13
Current Assets—Other	2	1
Total Cash, Cash Equivalents, and Restricted Cash	$180	$63
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
TEP's key proposals of the rate case, adjusted for rebuttal testimony filed in November 2019, include:
•a non-fuel retail revenue increase of $99 million, partially offset by a reduction in base fuel revenue of approximately $39 million for a net increase of $60 million over test year retail revenues;
•a 7.49% return on original cost rate base of $2.7 billion, which includes a cost of equity of 10.00% and an average cost of debt of 4.65%;

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•a request to recover costs of changes in generation resources, including: (i) the retirement of Navajo and Sundt Units 1 and 2; and (ii) the replacement generation capacity associated with the purchase of Gila River Unit 2 and the installation of the Sundt RICE Units;
•a TEAM that would be updated for income tax changes that materially affect TEP’s authorized revenue requirement; and
•a TCA mechanism, updated annually, allowing TEP to recover any changes in transmission costs approved by the FERC.
Hearings before an ALJ concluded in June 2020. Parties to the rate case filed post-hearing briefs in July and August 2020. As a result of work schedule disruptions arising from the COVID-19 pandemic, the timing of when new rates will go into effect remains uncertain.
TEP cannot predict the outcome of the proceeding.
2019 FERC RATE CASE
In 2019, the FERC issued an order approving TEP's proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings.
Provisions of the order include, but are not limited to:
•replacing TEP's stated transmission rates with a forward-looking formula rate;
•a 10.4% return on equity; and
•elimination of transmission rates that are bifurcated between high-voltage and lower-voltage facilities, as well as elimination of the bifurcated loss factor rate.
The requested forward-looking formula rate is intended to allow for a more timely recovery of transmission related costs. As part of the order, the FERC established hearing and settlement procedures. All revisions to the OATT in the FERC order are subject to refund. Settlement discussions in the proceeding are ongoing. TEP had reserved $11 million as of September 30, 2020, and $4 million as of December 31, 2019, of wholesale revenues in Current Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets. TEP cannot predict the outcome of the proceeding.
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
The table below summarizes the regulatory asset (liability) over or under collected balance related to the ACC Refund Order:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Beginning of Period	$1	$1	$—	$4
ACC Refund (Reduction in Operating Revenues)	(15)	(11)	(31)	(27)
Amount Returned to Customers through Bill Credits	6	7	14	17
Regulatory Deferral	7	3	16	6
End of Period	$(1)	$—	$(1)	$—
Customer bill credits are trued-up annually to reflect actuals for both kWh sales and EDIT amortization. In October 2019, TEP filed an informational filing with the ACC to establish a 2020 customer refund of $35 million. The refund is being returned to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
customers through a combination of a customer bill credit and a regulatory liability in 2020. The customer bill credit will account for 50% of the returned savings in 2020 and through the completion of our rate case. A regulatory liability balance related to the deferred TCJA customer refunds of $24 million as of September 30, 2020, and $8 million as of December 31, 2019, was recorded in Regulatory and Other Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets. On October 1, 2020, TEP filed an informational filing with the ACC to establish a 2021 customer refund of $38 million.
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
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Beginning of Period	$28	$(9)	$36	$(17)
Deferred Fuel and Purchased Power Costs (1)	109	104	224	232
PPFAC and Base Power Recoveries (2)	(110)	(91)	(233)	(211)
End of Period	$27	$4	$27	$4
(1)Includes costs eligible for recovery through the PPFAC and base power rates.
(2)In March 2019, the ACC approved a PPFAC credit as part of TEP's annual rate adjustment request, which went into effect on April 1, 2019. In March 2020, the ACC approved a PPFAC surcharge as part of TEP's annual rate adjustment request, which went into effect on June 1, 2020.
Renewable Energy Standard
The ACC’s RES requires Arizona-regulated utilities to supply an increasing percentage of their retail sales from renewable generation sources each year. The renewable energy requirement in 2020 is 10% of retail electric sales, which will increase annually until renewable retail sales represent at least 15% by 2025. DG will account for 30% of the annual renewable energy requirement. Arizona utilities are required to file an annual RES implementation plan for review and approval by the ACC.
In 2019, the ACC approved TEP's 2019 RES implementation plan with a budget amount of $55 million. The recovery funds: (i) above market cost of renewable power purchases; (ii) previously awarded incentives for customer-installed DG; and (iii) various other program costs.
Energy Efficiency Standards
TEP is required to implement cost-effective DSM programs to comply with the ACC’s Energy Efficiency Standards (EE Standards). The EE Standards provide regulated utilities a DSM surcharge to recover from retail customers the costs to implement DSM programs, as well as an annual performance incentive. TEP records its annual DSM performance incentive for the prior calendar year in the first quarter of each year. TEP recorded $2 million in both 2020 and 2019 related to performance in Operating Revenues on the Condensed Consolidated Statements of Income.
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
The table below summarizes the LFCR revenues recognized in Operating Revenues on the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
LFCR Revenues	$12	$9	$34	$25
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded in the balance sheet are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	September 30, 2020	December 31, 2019
Regulatory Assets
Pension and Other Postretirement Benefits	Various	$129	$135
Early Generation Retirement Costs	Various	63	68
Lost Fixed Cost Recovery	2	57	46
Derivatives (Note 9)	9	48	72
Income Taxes Recoverable through Future Rates (1)	Various	28	38
Under Recovered Purchased Energy Costs	1	27	36
Property Tax Deferrals (2)	1	26	24
Final Mine Reclamation and Retiree Healthcare Costs (3)	8	23	19
Springerville Unit 1 Leasehold Improvements (4)	3	7	9
Other Regulatory Assets	Various	20	18
Total Regulatory Assets		428	465
Less Current Portion	1	119	138
Total Non-Current Regulatory Assets		$309	$327

Regulatory Liabilities
Income Taxes Payable through Future Rates (1)	Various	$300	$327
Net Cost of Removal (5)	Various	151	164
Renewable Energy Standard	Various	63	59
Deferred Investment Tax Credits (6)	Various	2	3
Other Regulatory Liabilities	Various	44	20
Total Regulatory Liabilities		560	573
Less Current Portion	1	107	96
Total Non-Current Regulatory Liabilities		$453	$477
(1)Amortized over the lives of the assets.
(2)Recorded as a regulatory asset based on historical ratemaking treatment allowing regulated utilities recovery of property taxes on a pay-as-you-go or cash basis. TEP records a liability to reflect the accrual for financial reporting purposes and an offsetting regulatory asset to reflect recovery for regulatory purposes. This asset is fully recovered in rates with a recovery period of approximately six months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3)Represents costs associated with TEP’s jointly-owned facilities at San Juan and Four Corners. TEP recognizes these costs at future value and is permitted to fully recover these costs on a pay-as-you-go basis through the PPFAC mechanism. The majority of final mine reclamation costs are expected to be funded by TEP through 2028.
(4)Represents investments TEP made, which were previously recorded in Plant in Service on the Condensed Consolidated Balance Sheets, to ensure that the facilities continued to provide safe and reliable service to TEP's customers. TEP received ACC authorization to recover leasehold improvement costs at Springerville Unit 1 over a 10-year period.
(5)Represents an estimate of the future cost of retirement, net of salvage value. These are amounts collected through revenue for transmission, distribution, generation plant, and general and intangible plant which are not yet expended.
(6)Represents federal energy credits generated after 2011 that are amortized over the tax life of the underlying asset.
Regulatory assets are either being collected or are expected to be collected through Retail Rates. With the exception of Early Generation Retirement Costs, Income Taxes Recoverable through Future Rates, and Springerville Unit 1 Leasehold Improvements, TEP does not earn a return on regulatory assets. Regulatory liabilities represent items that TEP either expects to pay to customers through billing reductions in future periods or plans to use for the purpose for which they were collected from customers. With the exception of over-recovered PPFAC costs and Income Taxes Payable through Future Rates, TEP does not pay a return on regulatory liabilities.
PLANT IN SERVICE
Under an air permit approved by the Pima County Department of Environmental Quality, TEP placed in service five natural gas RICE units at Sundt in December 2019 and an additional five units in March 2020. There was $186 million as of September 30, 2020, and $82 million as of December 31, 2019, related to the Sundt RICE Units recorded in Plant in Service on the Condensed Consolidated Balance Sheets. The 10 units have a total nominal generation capacity of 188 MW.

NOTE 3. REVENUE
DISAGGREGATION OF REVENUES
TEP earns the majority of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Retail	$361	$333	$818	$771
Wholesale (1)	61	60	127	187
Other Services	24	30	71	84
Revenues from Contracts with Customers	446	423	1,016	1,042
Alternative Revenues	12	9	36	27
Other	14	9	38	31
Total Operating Revenues	$472	$441	$1,090	$1,100
(1)In 2019, the FERC issued an order approving TEP's proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings. TEP began to recognize a provision for revenues subject to refund for the estimate of revenues that are probable for refund. See Note 2 for more information regarding the 2019 FERC Rate Case.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable on the Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2020	December 31, 2019
Retail	$114	$61
Retail, Unbilled	57	42
Retail, Allowance for Credit Losses	(10)	(6)
Wholesale (1)	30	31
Due from Affiliates (Note 5)	7	8
Other	13	19
Accounts Receivable	$211	$155
(1)Includes $7 million as of September 30, 2020, and $5 million as of December 31, 2019, of receivables related to revenue from derivative instruments.
ALLOWANCE FOR CREDIT LOSSES
TEP records an allowance for credit losses to reduce accounts receivable for amounts estimated to be uncollectible. The allowance is estimated based on historical collection patterns, sales, current conditions, and reasonable and supportable forecasts. Based on these factors, TEP has not recorded an allowance for credit losses on non-retail trade receivables as of September 30, 2020 and December 31, 2019.
The following table presents the change in the balance of Retail, Allowance for Credit Losses included in Accounts Receivable on the Condensed Consolidated Balance Sheets:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2020
Beginning of Period	$(7)	$(6)
Credit Loss Expense	(3)	(5)
Write-offs	—	1
End of Period	$(10)	$(10)
Service Disconnection Moratoriums
In 2019, the ACC enacted emergency rules that suspended service disconnections and late fees for electric residential customers who would have otherwise been eligible for service disconnection during the period from June 1 through October 15 (Summer Moratorium). The Summer Moratorium remained in effect for 2020 and will remain in effect until the ACC permanently adopts new rules regarding electric service disconnections. In addition, TEP voluntarily suspended service disconnections and late fees for all customers who would have otherwise been eligible for service disconnection to help customers affected by the COVID-19 pandemic beginning March 2020 through December 31, 2020.
As a result of the moratoriums, TEP has increased its bad debt reserve by $3 million as of September 30, 2020, compared to December 31, 2019. TEP will continue to monitor collection activity and adjust the bad debt reserve as needed.

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
The following table presents the components of related party balances included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2020	December 31, 2019
Receivables from Related Parties
UNS Electric	$5	$6
UNS Gas	2	2
Total Due from Related Parties	$7	$8

Payables to Related Parties
SES	$3	$2
UNS Energy	2	1
UNS Electric	—	1
Total Due to Related Parties	$5	$4
The following table presents the components of related party transactions included in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Goods and Services Provided by TEP to Affiliates
Transmission Revenues, UNS Electric (1)	$3	$2	$7	$5
Wholesale Revenues, UNS Electric (1)	1	—	1	—
Control Area Services, UNS Electric (2)	1	1	3	3
Common Costs, UNS Energy Affiliates (3)	5	4	14	14

Goods and Services Provided by Affiliates to TEP
Supplemental Workforce, SES (4)	3	4	10	11
Corporate Services, UNS Energy (5)	1	1	4	4
Corporate Services, UNS Energy Affiliates (6)	1	1	3	3
(1)TEP and UNS Electric sell power and transmission services to each other. Wholesale power is sold at prevailing market prices while transmission services are sold at FERC-approved rates through the applicable OATT.
(2)TEP charges UNS Electric for control area services under a FERC-approved Control Area Services Agreement.
(3)Common costs (information systems, facilities, etc.) are allocated on a cost-causative basis and recorded as revenue by TEP. The method of allocation is deemed reasonable by management and is reviewed by the ACC as part of the rate case process.
(4)SES provides supplemental workforce and meter-reading services to TEP based on related party service agreements. The charges are based on cost of services performed and deemed reasonable by management.
(5)Costs for corporate services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry-accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 83% of UNS Energy's allocated costs. Corporate Services, UNS Energy includes legal, audit, and Fortis' management fees. TEP's share of Fortis' management fees were $1 million and $4 million for the three and nine months ended September 30, 2020 and 2019, respectively.
(6)Costs for corporate services (e.g., finance, accounting, tax, legal, and information technology) and other labor services for UNS Energy Affiliates are directly assigned to the benefiting entity at a fully burdened cost when possible.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6. DEBT AND CREDIT AGREEMENTS
There have been no significant changes to TEP's debt or credit agreements from those reported in its 2019 Annual Report on Form 10-K, except as noted below.
DEBT
Issuances and Redemptions
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
In August 2020, TEP issued and sold $300 million aggregate principal amount of 1.50% senior unsecured notes due August 2030. TEP may call the debt prior to May 1, 2030, with a make-whole premium plus accrued interest. After May 1, 2030, TEP may call the debt at par plus accrued interest. An amount equal to the net proceeds was allocated to the total costs of Oso Grande.
In September 2020, TEP deposited with the trustee money sufficient to pay the interest and principal due on: (i) $80 million of fixed rate tax-exempt bonds prior to the maturity date on October 1, 2020; and (ii) $100 million of fixed rate tax-exempt bonds that were callable for redemption at par on or after October 1, 2020. As of September 30, 2020, TEP's obligations with respect to both series of bonds were extinguished.
CREDIT AGREEMENTS
2019 Credit Agreement
The following table presents components of TEP's unsecured 2019 Credit Agreement included in Borrowings Under Credit Agreements, Net on the Condensed Consolidated Balance Sheets:

	Capacity	Borrowed	Available	Weighted Average Interest Rate	Pricing
(in millions)	September 30, 2020
Term Loan	$225	$225	$—	—%	LIBOR + 0.550%	or ABR + 0.00%
In April 2020, net proceeds from the sale of senior unsecured notes were used to repay the outstanding term loans and terminate such agreement.
2015 Credit Agreement
The following table presents components of TEP's unsecured 2015 Credit Agreement included in Borrowings Under Credit Agreements, Net on the Condensed Consolidated Balance Sheets:

	Capacity	Sub-Limit LOC	Borrowed (1)	Available	Weighted Average Interest Rate	Pricing (2)
(in millions)	September 30, 2020
Revolver and LOC	$250	$50	$12	$238	—%	LIBOR + 1.000%	or ABR + 0.00%
(1)Includes $12 million in LOCs issued in January 2020 pursuant to TEP taking ownership of Oso Grande under the build-transfer agreement.
(2)Interest rates and fees are based on a pricing grid tied to TEP's credit rating.

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
TEP is liable for a portion of final mine reclamation costs upon closure of the mines servicing San Juan and Four Corners. TEP’s estimated share of final mine reclamation costs at both mines is $55 million upon expiration of the related coal supply agreements, which expire in 2022 and 2031, respectively. An aggregate liability balance related to San Juan and Four Corners final mine reclamation of $39 million as of September 30, 2020, and $36 million as of December 31, 2019, was recorded in Other on the Condensed Consolidated Balance Sheets. See Note 2 for additional information related to final mine reclamation costs.
Performance Guarantees
TEP has joint participation agreements with participants at San Juan, Four Corners, and Luna. The participants in each of the generation facilities, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. With the exception of Four Corners, there is no maximum potential amount of future payments TEP could be required to make under the guarantees. The maximum potential amount of future payments is $250 million at Four Corners. As of September 30, 2020, there have been no such payment defaults under any of the participation agreements. The San Juan participation agreement expires in 2022, Four Corners in 2041, and Luna in 2046.
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

NOTE 8. EMPLOYEE BENEFIT PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
(in millions)	2020	2019	2020	2019
Service Cost	$4	$3	$1	$1
Non-Service Cost (1)
Interest Cost	4	5	—	1
Expected Return on Plan Assets	(7)	(6)	—	(1)
Amortization of Net Loss	2	2	—	—
Net Periodic Benefit Cost	$3	$4	$1	$1

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Service Cost	$12	$9	$3	$3
Non-Service Cost (1)
Interest Cost	12	14	1	2
Expected Return on Plan Assets	(22)	(19)	(1)	(1)
Amortization of Net Loss	6	6	—	—
Net Periodic Benefit Cost	$8	$10	$3	$4
(1)The non-service components of net periodic benefit cost are included in Other, Net on the Condensed Consolidated Statements of Income.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	September 30, 2020
Assets
Restricted Cash (1)	$17	$—	$17
Energy Derivative Contracts, Regulatory Recovery (2)	—	12	12
Energy Derivative Contracts, No Regulatory Recovery (2)	—	4	4
Total Assets	17	16	33
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(57)	(57)
Energy Derivative Contracts, No Regulatory Recovery (2)	—	(1)	(1)
Total Liabilities	—	(58)	(58)
Total Assets (Liabilities), Net	$17	$(42)	$(25)

(in millions)	December 31, 2019
Assets
Restricted Cash (1)	$18	$—	$18
Energy Derivative Contracts, Regulatory Recovery (2)	—	3	3
Energy Derivative Contracts, No Regulatory Recovery (2)	—	3	3
Total Assets	18	6	24
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(76)	(76)
Total Liabilities	—	(76)	(76)
Total Assets (Liabilities), Net	$18	$(70)	$(52)
(1)Restricted Cash represents amounts held in money market funds, which approximates fair market value. Restricted Cash is included in Investments and Other Property and in Current Assets—Other on the Condensed Consolidated Balance Sheets.
(2)Energy Derivative Contracts include gas swap agreements and forward purchased power and sales contracts entered into to reduce exposure to energy price risk. These contracts are included in Derivative Instruments on the Condensed Consolidated Balance Sheets.
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis on the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	September 30, 2020
Derivative Assets
Energy Derivative Contracts	$16	$12	$—	$4
Derivative Liabilities
Energy Derivative Contracts	(58)	(12)	(3)	(43)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	December 31, 2019
Derivative Assets
Energy Derivative Contracts	$6	$4	$—	$2
Derivative Liabilities
Energy Derivative Contracts	(76)	(4)	(2)	(70)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Unrealized Net Gain (Loss)	$13	$1	$28	$(19)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Operating Revenues	$—	$—	$5	$5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Derivative Volumes
As of September 30, 2020, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	September 30, 2020	December 31, 2019
Power Contracts GWh	5,119	4,740
Gas Contracts BBtu	104,030	122,779
Level 3 Fair Value Measurements
As of September 30, 2020, TEP did not have any Level 3 asset or liability balances. The following table presents a reconciliation of changes in the fair value of net assets and liabilities classified as Level 3 in the fair value hierarchy, and the gains (losses) attributable to the change in unrealized gains (losses) relating to assets (liabilities) still held:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2019
Beginning of Period	$(4)	$1
Gains (Losses) Recorded
Regulatory Assets or Liabilities, Derivative Instruments	6	(4)
Operating Revenues	—	5
Settlements	2	2
End of Period	$4	$4

Gains (Losses), Assets (Liabilities) Still Held	$7	$4
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
The value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $56 million as of September 30, 2020, compared with $100 million as of December 31, 2019. As of September 30, 2020, TEP had $3 million of cash posted as collateral to provide credit enhancement which was reflected in Current Assets—Other on the Condensed Consolidated Balance Sheets. As of October 29, 2020, there was $7 million of cash posted as collateral to provide credit enhancement. If the credit risk contingent features were triggered on September 30, 2020, TEP would have been required to post an additional $54 million of collateral of which $15 million relates to outstanding net payable balances for settled positions.

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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Net Carrying Value		Fair Value
(in millions)		September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,063	$1,602	$2,366	$1,755

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the financial condition, and the outlook for TEP. It includes the following:
•outlook and strategies;
•factors affecting results of operations;
•results of operations;
•liquidity and capital resources, including: (i) capital expenditures; (ii) contractual obligations; and (iii) environmental matters;
•critical accounting policies and estimates; and
•new accounting standards issued and not yet adopted.
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
OUTLOOK AND STRATEGIES
TEP's financial performance and outlook are affected by many factors, including: (i) global, national, regional, and local economic conditions; (ii) volatility in the financial markets; (iii) environmental laws and regulations; and (iv) other regulatory and legislative actions. Our plans and strategies include:
•Achieving constructive outcomes in our regulatory proceedings that will provide us: (i) recovery of our full cost of service and an opportunity to earn an appropriate return on our rate base investments; (ii) updated rates that provide more accurate price signals and a more equitable allocation of costs to our customers; and (iii) the ability to continue providing safe, affordable, and reliable service.
•Continuing our transition from carbon-intensive sources to a more sustainable energy portfolio, while providing reliability and rate stability for our customers, mitigating environmental impacts, complying with regulatory requirements, leveraging and improving our existing utility infrastructure, and maintaining financial strength. In June 2020, we filed our 2020 IRP with the ACC. The 2020 IRP provides details on our long-term proposed strategy to eliminate the use of coal-fired generation over the next 12 years as part of our goal to reduce carbon emissions 80% compared to levels in 2005 by 2035. This resource strategy may be impacted by various federal and state energy policies, including policies currently under consideration.
•Focusing on our core utility business through operational excellence, promoting economic development in our service territory, investing in infrastructure to ensure reliable service, and maintaining a strong community presence.
CURRENT ECONOMIC CONDITIONS—COVID-19
In March 2020, the World Health Organization declared COVID-19 a pandemic. As a result, Arizona's governor and many local governments have issued various requirements and recommendations in response to the COVID-19 pandemic, and further actions may continue to be taken. This pandemic has caused changes in consumer and business behavior and disrupted economic activity in TEP’s service territory. These disruptions could continue for a prolonged period of time or become more severe. We activated our business continuity plans and continue to reevaluate and reassess protocols and plans as the pandemic conditions evolve. These actions are intended to aid in the prevention of the spread of COVID-19 among our employees and customers, and to support the continued delivery of safe and reliable service to our customers and the communities we serve. Actions we have taken include: (i) implemented work from home practices for a portion of our workforce; (ii) increased precautions with regard to employee and facility hygiene for field crews and others who must continue working on premises, including elimination of in-person meetings and separation of field crews; (iii) imposed travel limitations on employees; (iv) implemented screening procedures conducted prior to entering our facilities; (v) distributed face masks to our workforce; and

(vi) restricted access to critical facilities. Additional safety protocols have been implemented for work required within customers' premises that are intended to aid in the protection of our employees, our customers, and the community.
Recognizing the potential effect that the COVID-19 pandemic could have on many customers’ ability to pay their bills and the need for continued utility service, we voluntarily suspended service disconnections and late fees for non-payment of bills until December 31, 2020. In addition, the ACC approved our request to refund customers approximately $8 million of over-collected DSM funds in excess of program expenditures. Funds were returned to customers in the form of bill credits over the June 2020 billing cycle. We are also working with our suppliers, vendors, and contractors to assess and mitigate potential impacts to the procurement of goods and services.
The COVID-19 pandemic is a continuously evolving situation. We cannot predict the duration of the pandemic or the ultimate effects of it on the global, national, or local economy. We will continue to monitor developments affecting our workforce, customers, suppliers, and operations and take additional measures as we believe are warranted. Through the first nine months of 2020, we have not experienced a material impact to our results of operations as a result of the COVID-19 pandemic.
Performance - The third quarter of 2020 compared with the third quarter of 2019
TEP reported net income of $100 million in the third quarter of 2020 compared with net income of $98 million in the third quarter of 2019. The increase of $2 million, or 2%, was primarily due to:
•$6 million in higher retail revenue primarily due to an increase in usage related to favorable weather;
•$2 million in higher LFCR revenues; and
•$2 million in higher AFUDC due to an increase in construction projects.
The increase was partially offset by:
•$5 million in higher depreciation and amortization expense due to an increase in asset base;
•$3 million in higher interest expense primarily related to long-term debt issuances in 2020; and
•$1 million in higher income tax expense primarily due to AMT credits recognized in 2019 not recurring in 2020.
Performance - The first nine months of 2020 compared with the first nine months of 2019
TEP reported net income of $166 million in the first nine months of 2020 compared with net income of $166 million in the first nine months of 2019. The net change included a slight decrease in net income primarily due to:
•$13 million in higher depreciation and amortization expense due to an increase in asset base;
•$7 million in higher interest expense primarily related to long-term debt issuances in 2020;
•$7 million decrease in value of investments used to support certain post-employment benefits as a result of unfavorable market conditions; and
•$3 million in higher income tax expense primarily due to AMT credits recognized in 2019 not recurring in 2020.
The decrease was partially offset by:
•$16 million in higher retail revenue primarily due to an increase in usage related to favorable weather;
•$7 million in higher LFCR revenues; and
•$7 million in higher AFUDC due to FERC Order to adjust the AFUDC calculation and an increase in construction projects.

FACTORS AFFECTING RESULTS OF OPERATIONS
Several factors affect our current and future results of operations. The most significant factors are related to the potential economic impacts of the COVID-19 pandemic, regulatory matters, generation resource shift, and weather patterns.
COVID-19 Pandemic Impacts
The extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on certain developments, including: (i) the duration of the declared health emergencies; (ii) actions being taken by governmental authorities and regulators; (iii) the impact on our customers, employees, and vendors; and (iv) actions being taken by us to assist our customers through this crisis. These developments are continuously evolving and are challenging to predict. Areas that we currently anticipate as likely to be materially impacted and that may have an effect on our results of operations, cash flows, and earnings are noted below.
Retail Sales
As a result of various Executive Orders issued in 2020 by Arizona's governor and changes in consumer and business behavior in response to the COVID-19 pandemic, energy usage by our commercial and industrial customers has decreased below average levels experienced in prior periods. This decrease is expected to last for the duration of the pandemic response and may continue beyond as a result of sustained economic impacts in our service territory. However, energy usage by our residential customers has increased due to stay at home orders and widespread adoption of work from home practices. We expect the increase to last for the duration of the pandemic response and possibly beyond as companies rethink their work from home practices. In the first nine months of 2020, we have not experienced a significant impact to total retail sales as a result of the COVID-19 pandemic.
Electricity sold to retail customers by class of customer in the first nine months of the last three years were as follows:

	Nine Months Ended September 30,
(sales in GWh)	2020		2019		2018
Electric Sales
Residential	3,356	47%	2,986	43%	3,074	44%
Commercial	1,556	22%	1,620	24%	1,683	24%
Industrial, non-Mining	1,409	20%	1,456	21%	1,500	21%
Industrial, Mining	829	11%	807	12%	762	11%
Other	12	—%	12	—%	12	—%
Total Retail Sales by Customer Class	7,162	100%	6,881	100%	7,031	100%
Timing of Regulatory Decisions
Proceedings for our pending ACC rate case have been delayed as regulators and stakeholders experience work schedule disruptions related to the COVID-19 pandemic. Further rate case delays may occur due to continued work schedule disruptions.
Return on Investments
We experienced a decrease in the value of investments used to support certain post-employment benefits during the first nine months of 2020 as a result of unfavorable market conditions arising from the COVID-19 pandemic. The value of investments used to support certain post-employment benefits may continue to fluctuate due to volatility in equity and fixed-income markets.
Retail Customer Assistance
We voluntarily suspended service disconnections and late fees for all customers who would have otherwise been eligible for service disconnection to help customers affected by the COVID-19 pandemic beginning March 2020 through December 31, 2020. During the third quarter of 2020, we experienced an increase in accounts receivable balances greater than 90 days as a result of COVID-19-related suspension of service disconnections and the Summer Moratorium. As a result of the moratoriums, we increased our bad debt reserve by $3 million as of September 30, 2020 compared to December 31, 2019. We are continuing to monitor collection activity and will adjust our bad debt reserve as needed.

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
TEP's key proposals of the rate case, adjusted for rebuttal testimony filed in November 2019, include:
•a non-fuel retail revenue increase of $99 million, partially offset by a reduction in base fuel revenue of approximately $39 million for a net increase of $60 million over test year retail revenues;
•a 7.49% return on original cost rate base of $2.7 billion, which includes a cost of equity of 10.00% and an average cost of debt of 4.65%;
•a capital structure for rate making purposes of approximately 53% common equity and 47% long-term debt;
•a request to recover costs of changes in generation resources, including: (i) the retirement of Navajo and Sundt Units 1 and 2; and (ii) the replacement generation capacity associated with the purchase of Gila River Unit 2 and the installation of the Sundt RICE Units;
•a TEAM that would be updated for income tax changes that materially affect TEP’s authorized revenue requirement; and
•a TCA mechanism, updated annually, allowing TEP to recover any changes in transmission costs approved by the FERC.
Hearings before an ALJ concluded in June 2020. Parties to the rate case filed post-hearing briefs in July and August 2020. As a result of work schedule disruptions arising from the COVID-19 pandemic, the timing of when new rates will go into effect remains uncertain.
We cannot predict the outcome of the proceeding.
2019 FERC Rate Case
In 2019, the FERC issued an order approving TEP's proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings.
Provisions of the order include, but are not limited to:
•replacing TEP's stated transmission rates with a forward-looking formula rate;
•a 10.4% return on equity; and
•elimination of transmission rates that are bifurcated between high-voltage and lower-voltage facilities, as well as elimination of the bifurcated loss factor rate.
The requested forward-looking formula rate is intended to allow for a more timely recovery of transmission-related costs. If this request is approved, transmission revenues would increase by approximately $7 million annually. As part of the order, the FERC established hearing and settlement procedures. All revisions to the OATT in the FERC order are subject to refund. Settlement discussions in the proceeding are ongoing. We had reserved $11 million as of September 30, 2020, and $4 million as of December 31, 2019, of wholesale revenues in Current Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets. We cannot predict the outcome of the proceeding.

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
Customer bill credits are trued-up annually to reflect actuals for both kWh sales and EDIT amortization. In October 2019, TEP filed an informational filing with the ACC to establish a 2020 customer refund of $35 million. The refund is being returned to customers through a combination of a customer bill credit and a regulatory liability in 2020. The customer bill credit will account for 50% of the returned savings in 2020 and through the completion of our next rate case. TEP has proposed a TEAM to return the remaining deferred balance. On October 1, 2020, TEP filed an informational filing with the ACC to establish a 2021 customer refund of $38 million.
See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and Liquidity and Capital Resources, Income Tax Position of this Form 10-Q for additional information regarding the ACC Refund Order and the TCJA.
Arizona Energy Policy
In 2018, the ACC opened rulemaking dockets to evaluate possible modifications to various energy policies including existing renewable energy and energy efficiency goals, integrated resource planning, and retail competition for generation services. In 2019 and 2020, ACC staff and two commissioners prepared different drafts of retail electric competition rules. The ACC discussed those draft rules during workshops, but such rules have not been officially proposed and no changes have been made.
In July 2020, ACC staff issued a proposed order that would adopt new energy rules. The new rules, if adopted, would require affected utilities to, among other things, implement plans designed to supply: (i) 50% of their retail electric sales with renewable energy by 2035; and (ii) 100% of their retail electric sales with clean energy by 2050. The proposed rules would also allow utilities to request cost recovery of compliance in rate proceedings. During various meetings in 2020, the ACC discussed the rules proposed by ACC staff as well as various amendments to those rules filed by commissioners. We would seek the ACC's approval to recover any costs related to new energy policies or requirements. TEP cannot predict the outcome of these matters or their impact on the Company's financial position or results of operations.
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
As of September 30, 2020, approximately 37% of our generation capacity was from coal-fired generation.
See Liquidity and Capital Resources, Environmental Matters of this Form 10-Q for additional information regarding generation facility operations.

Navajo Generating Station
TEP and the co-owners of Navajo retired the generation station in November 2019 and began decommissioning activities. We expect the majority of decommissioning activities to be completed by 2024 with monitoring activities continuing through 2054. TEP is currently recovering the capital and operating costs in base rates using a useful life of 2030 for Navajo. Due to the early retirement, we requested recovery of final retirement costs over a 10-year period in the 2019 ACC Rate Case. As of September 30, 2020, the net book value of Navajo was $39 million, with estimated other related costs of $4 million.
Sundt Generating Station
In 2018, the Pima County Department of Environmental Quality approved TEP's air permit, which allowed the Company to place in service 10 natural gas RICE units at Sundt and required the retirement of Sundt Units 1 and 2 in November 2019. We are currently recovering the capital and operating costs in base rates using useful lives of 2028 and 2030 of Sundt Units 1 and 2, respectively. Due to the early retirement, we requested recovery of final retirement costs over a 10-year period in the 2019 ACC Rate Case. As of September 30, 2020, the net book value of Sundt Units 1 and 2 was $23 million, with estimated other related costs of $1 million.
The Company placed in service five of the RICE units in December 2019, and the remaining five were placed in service in March 2020. The Sundt RICE Units balance the variability of intermittent renewable energy resources. The units replaced 162 MW of nominal net generation capacity from Sundt Units 1 and 2, which were less efficient and lacked the quick start, fast ramp capabilities of the Sundt RICE Units. We requested recovery of the 10 Sundt RICE Units over the useful lives of the assets in the 2019 ACC Rate Case. The total cost of the Sundt RICE Units project was $186 million.
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
Executive Order
On May 1, 2020, the President of the United States of America signed an Executive Order, Securing the United States Bulk-Power System. We are currently evaluating the potential impacts of this Executive Order. The Department of Energy issued a request for information seeking to understand current industry practices surrounding supply chain components of the bulk-power system. In August 2020, we participated in industry comments facilitated by the Edison Electric Institute.
On September 17, 2020, the FERC issued a Notice of Inquiry (NOI) requesting comments on the potential risks to the bulk-power system posed by equipment and services provided by certain entities. We are currently evaluating the potential impacts of this NOI.
Production Tax Credits
Federal renewable electricity Production Tax Credits (PTC) are earned as energy from qualifying wind-powered facilities is generated based on a per kilowatt rate as prescribed pursuant to the applicable federal income tax law. Qualifying generating facilities are eligible for the credit for 10 years from the date the facilities are placed in service. The PTC rate is published annually by the IRS and was $0.025 per kWh generated for 2020. The Company will begin earning PTCs once Oso Grande begins generating power to serve our customers. In 2021, Oso Grande is expected to generate approximately $25 million in PTCs, which are anticipated to offset the operating and interest expenses of Oso Grande.
Electricity generated from Oso Grande depends heavily on weather conditions. If such conditions are unfavorable or below our estimates, the project’s electricity generation and associated PTCs may be substantially different than forecasted.
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
RESULTS OF OPERATIONS
Significant drivers of TEP's results of operations that do not have a significant impact on net income include:
•Cost Recovery Mechanisms — TEP records operating revenue related to cost recovery mechanisms that allow for more timely recovery of fuel and purchase power costs and certain operations and maintenance costs between rate case proceedings. These mechanisms, which include PPFAC, Renewable Energy Standard Tariff, and DSM, are generally reset annually through separate filings with the ACC. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on cost recovery mechanisms.
•Short-Term Wholesale Sales — Revenues related to short-term wholesale sales are primarily related to ACC jurisdictional generation assets and are returned to retail customers by offsetting revenues against fuel and purchased power costs eligible for recovery through the PPFAC cost recovery mechanism.
•Springerville Units 3 and 4 — Operations and maintenance expenses related to Springerville Units 3 and 4 are reimbursed by Tri-State Generation and Transmission Association, Inc., the lessee of Springerville Unit 3, and SRP, the owner of Springerville Unit 4, through participant billings recorded in Operating Revenues on the Condensed Consolidated Statements of Income.
The following discussion provides the significant items that affected TEP's results of operations in the third quarter and first nine months of 2020 compared with the same periods in 2019 presented on a pre-tax basis.
Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2020	2019	Percent	2020	2019	Percent
Operating Revenues
Retail	$361	$333	8.4%	$818	$771	6.1%
Wholesale, Long-Term	12	11	9.1%	26	27	(3.7)%
Wholesale, Short-Term (1)	44	46	(4.3)%	98	153	(35.9)%
Transmission	8	7	14.3%	21	23	(8.7)%
Springerville Units 3 and 4 Participant Billings	20	26	(23.1)%	58	72	(19.4)%
Other	27	18	50.0%	69	54	27.8%
Total Operating Revenues	$472	$441	7.0%	$1,090	$1,100	(0.9)%
(1)Revenues associated with derivatives are primarily returned to retail customers by offsetting the fuel and purchase power costs eligible for recovery through the PPFAC mechanism similar to short-term wholesale sales. As a result, revenues associated with derivatives are included in Wholesale, Short-Term in the table above.
TEP reported Operating Revenues of $472 million in the third quarter of 2020 compared with $441 million in the same period for 2019. The increase of $31 million, or 7%, was primarily due to:
•$19 million in higher retail revenue primarily due to higher fuel and purchase power recoveries due to changes in the PPFAC rate;
•$7 million in higher retail revenue primarily due to favorable weather;
•$5 million in higher other revenue due to a new contract entered into in 2020 which sells excess natural gas pipeline capacity back to the market; and
•$3 million in higher other revenue due to an increase in LFCR revenue.
The increase was partially offset by $7 million in lower participant billings related to Springerville Units 3 and 4.

TEP reported Operating Revenues of $1,090 million in the first nine months of 2020 compared with $1,100 million in the same period for 2019. The decrease of $10 million, or 1%, was primarily due to:
•$54 million in lower wholesale short-term sales primarily due to a decrease in volumes driven by the expiration of a capacity sale contract in December 2019; and
•$14 million in lower participant billings related to Springerville Units 3 and 4.
The decrease was partially offset by:
•$22 million in higher retail revenue primarily due to higher fuel and purchase power recoveries due to increased volumes;
•$18 million in higher retail revenue primarily due to favorable weather;
•$9 million in higher other revenue due to an increase in LFCR revenue; and
•$7 million in higher retail revenue due to higher RES and DSM cost recoveries as a result of higher program expenses.
The following table provides key statistics impacting Operating Revenues:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(kWh in millions)	2020	2019	Percent	2020	2019	Percent
Electric Sales (kWh) (1)
Retail Sales	3,064	2,940	4.2%	7,162	6,881	4.1%
Wholesale, Long-Term	225	173	30.1%	373	382	(2.4)%
Wholesale, Short-Term	1,199	1,915	(37.4)%	3,547	5,568	(36.3)%
Total Electric Sales	4,488	5,028	(10.7)%	11,082	12,831	(13.6)%

Average Revenue Per kWh (2)
Retail	11.78	11.31	4.2%	11.42	11.20	2.0%
Wholesale, Long-Term	5.65	6.11	(7.5)%	7.08	6.90	2.6%
Wholesale, Short-Term	4.01	2.77	44.8%	2.75	2.86	(3.8)%

Total Retail Customers (3)				432,727	427,888	1.1%
(1)These numbers represent the kWh sold to retail, long-term wholesale, and short-term wholesale customers. Management uses kWh sold to retail and wholesale customers to monitor electricity usage.
(2)This metric represents the cents earned per kWh for retail and wholesale revenue. This number is calculated as revenue divided by Electric Sales (kWh) for each respective revenue class. Management uses this metric to monitor retail and wholesale rates.
(3)This number represents the total retail customer count across all customer classes including residential, commercial, industrial (mining), industrial (non-mining), and other. The customer count is based on the number of active service agreements at the end of each period. Management uses this count to monitor the growth of retail customers.

Operating Expenses
Fuel and Purchased Power Expense
TEP reported Fuel and Purchased Power expense of $179 million in the third quarter of 2020 compared with $149 million in the same period for 2019. The increase of $30 million, or 20%, was primarily due to:
•$35 million in higher purchased power primarily due to an increase in price and volume; and
•$15 million in higher PPFAC recoveries primarily due to changes in the PPFAC rate.
The increase was partially offset by $21 million in lower fuel costs primarily due to a decrease in Coal and Gas-Fired Generation volumes and a decrease in realized losses on gas swaps.
TEP reported Fuel and Purchased Power expense of $380 million in the first nine months of 2020 compared with $394 million in the same period for 2019. The decrease of $14 million, or 4%, was primarily due to $61 million in lower fuel costs primarily due to decreases in: (i) Coal and Gas-Fired Generation volumes; (ii) realized losses on natural gas swaps; and (iii) natural gas prices.
The decrease was partially offset by:
•$25 million in higher PPFAC recoveries due to: (i) an increase in the PPFAC rate; and (ii) a decrease in PPFAC eligible costs; and
•$22 million in higher purchased power primarily due to an increase in price; offset by the purchase of Gila River Unit 2.
The following provides key statistics impacting Fuel and Purchased Power:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(kWh in millions)	2020	2019	Percent	2020	2019	Percent
Sources of Energy
Coal-Fired Generation	1,646	1,956	(15.8)%	4,181	5,328	(21.5)%
Gas-Fired Generation	2,366	2,698	(12.3)%	5,685	6,379	(10.9)%
Utility-Owned Renewable Generation	21	19	10.5%	66	58	13.8%
Total Generation	4,033	4,673	(13.7)%	9,932	11,765	(15.6)%
Purchased Power, Non-Renewable	557	450	23.8%	1,136	1,124	1.1%
Purchased Power, Renewable	165	152	8.6%	533	502	6.2%
Total Generation and Purchased Power (1)	4,755	5,275	(9.9)%	11,601	13,391	(13.4)%

(cents per kWh)
Average Fuel Cost of Generated Power (2)
Coal	2.43	2.63	(7.6)%	2.49	2.41	3.3%
Natural Gas (3)	2.10	2.25	(6.7)%	1.93	2.29	(15.7)%
Average Cost of Purchased Power (4)
Purchased Power, Non-Renewable	9.99	5.16	93.6%	6.41	4.24	51.2%
Purchased Power, Renewable	9.55	9.68	(1.3)%	9.46	9.48	(0.2)%
(1)This number represents the kWh generated from TEP's generating stations including coal-fired, gas-fired, and renewable generation, combined with the kWh of purchased power from both renewable and non-renewable sources. Management uses this number to monitor the performance of each energy source.
(2)This metric represents the fuel cost as cents per kWh for coal and natural gas generated power. This number is calculated as fuel cost divided by Generation (kWh) for each respective generation source. Management uses this metric to monitor rates and pricing as well as analyze the performance of generation stations.

(3)Includes realized gains and losses from hedging activity.
(4)This metric represents the fuel cost as cents per kWh for renewable and non-renewable purchased power. This number is calculated as purchased power cost divided by Purchased Power (kWh) for each respective form of purchased power. Management uses this metric to compare and monitor the costs of renewable and non-renewable purchased power.
Operations and Maintenance Expense
Operations and Maintenance Expense decreased by $6 million, or 6%, and $13 million, or 5%, in the third quarter and first nine months of 2020, respectively, when compared with the same periods in 2019. The decreases were primarily due to lower reimbursable maintenance expense related to Springerville Unit 3 planned outages in 2019 not recurring in 2020.
Depreciation and Amortization Expense
Depreciation and Amortization expense increased by $6 million, or 11%, and $15 million, or 10%, in the third quarter and first nine months of 2020, respectively, when compared with the same periods in 2019 primarily due to an increase in asset base.
Other Income (Expense)
TEP reported other expense of $13 million in the third quarter of 2020 compared with $17 million in the same period for 2019. The decrease of $4 million, or 24%, was primarily due to:
•$3 million in lower finance lease interest expense related to PPFAC recoverable demand charges due to the purchase of Gila River Unit 2 in December 2019;
•$3 million in higher AFUDC due to an increase in construction projects; and
•$1 million increase in other income due to an increase in expected return on pension plan assets.
The decrease was partially offset by $4 million in higher interest expense primarily related to long-term debt issuances in 2020.
TEP reported other expense of $42 million in the first nine months of 2020 compared with $48 million in the same period for 2019. The decrease of $6 million, or 13%, was primarily due to:
•$9 million in lower finance lease interest expense related to PPFAC recoverable demand charges due to the purchase of Gila River Unit 2 in December 2019;
•$8 million in higher AFUDC due to an increase in construction projects and a FERC Order to adjust the AFUDC calculation; and
•$4 million increase in other income due to an increase in expected return on pension plan assets.
The decrease was partially offset by:
•$9 million in higher interest expense primarily related to long-term debt issuances in 2020; and
•$7 million decrease in the value of investments used to support certain post-employment benefits as a result of unfavorable market conditions.
Income Tax Expense
TEP reported Income Tax Expense of $21 million in the third quarter of 2020 compared with $19 million in the same period for 2019. The increase of $2 million, or 11%, was primarily due to lower investment tax credit amortization recognized in 2020.
TEP reported Income Tax Expense of $35 million in the first nine months of 2020 compared with $30 million in the same period for 2019. The increase of $5 million, or 17%, was primarily due to lower tax credits related to investment tax credit amortization and AMT credits recognized in 2019 not recurring in 2020.

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
Available Liquidity

(in millions)	September 30, 2020
Cash and Cash Equivalents	$163
Amount Available under Revolving Credit Agreement (1)	238
Total Liquidity	$401
(1)The 2015 Credit Agreement provides for $250 million of revolving credit commitments with a LOC sublimit of $50 million and a maturity date of October 2022.
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
Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing and financing activities:

	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2020	2019	Percent
Operating Activities	$355	$317	12.0%
Investing Activities	(644)	(358)	79.9%
Financing Activities	441	(48)	*
Net Increase (Decrease)	152	(89)	270.8%
Beginning of Period	28	153	(81.7)%
End of Period (1)	$180	$64	181.3%
* Not meaningful
(1)Calculated on rounded data and may not correspond exactly to amounts on the Condensed Consolidated Statements of Cash Flows.
Operating Activities
In the first nine months of 2020, net cash flows from operating activities increased by $38 million compared with the same period in 2019. The increase was primarily due to: (i) higher customer usage related to favorable weather; (ii) fuel and purchase power recoveries as a result of changes in the PPFAC rate; and (iii) AMT credit refunds received. The increase was partially offset by: (i) higher interest paid as a result of 2020 debt issuances; and (ii) changes in working capital related to higher sales and the timing of billing collections.
Investing Activities
In the first nine months of 2020, net cash flows used for investing activities increased by $286 million compared with the same period in 2019 primarily due to: (i) higher capital expenditures primarily due to $258 million in payments for the Oso Grande project under the Build-Transfer Agreement (BTA); and (ii) an $8 million payment for other investments.

Financing Activities
In the first nine months of 2020, net cash flows from financing activities increased by $489 million compared with the same period in 2019 primarily due to: (i) higher proceeds related to the issuance of senior unsecured notes in April 2020 and August 2020, net of debt repayments; and (ii) an increase in equity contributions from UNS Energy.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of September 30, 2020, TEP had no short-term investments.
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
Amounts borrowed from the 2015 Credit Agreement will be used for working capital and other general corporate purposes and LOCs will be issued from time to time to support energy procurement, hedging transactions, and other business activities. As of September 30, 2020, there was $238 million available under the 2015 Credit Agreement.
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
In August 2020, TEP issued and sold $300 million aggregate principal amount of 1.50% senior unsecured notes due August 2030. TEP may call the debt prior to May 1, 2030, with a make-whole premium plus accrued interest. After May 1, 2030, TEP may call the debt at par plus accrued interest. An amount equal to the net proceeds was allocated to the total costs of Oso Grande.
In September 2020, TEP deposited with the trustee money sufficient to pay the interest and principal due on: (i) $80 million of fixed rate tax-exempt bonds prior to the maturity date on October 1, 2020; and (ii) $100 million of fixed rate tax-exempt bonds that were callable for redemption at par on or after October 1, 2020. As of September 30, 2020, TEP's obligations with respect to both series of bonds were extinguished.
TEP has, from time to time, refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, we may refinance other debt issuances or make additional debt repurchases in the future.
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of September 30, 2020, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- and A3, respectively.
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
Debt Covenants
Under certain agreements, should TEP fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of September 30, 2020, TEP was in compliance with these covenants.
We do not have any provisions in any of our debt or lease agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contribution from Parent
TEP received no equity contributions from UNS Energy in the third quarter of 2020 and received equity contributions of $200 million in the first nine months of 2020. TEP received no equity contributions in the third quarter or first nine months of 2019.
Dividends Paid to Parent
TEP declared and paid a $38 million dividend to UNS Energy in the third quarter and first nine months of 2020 and 2019.
Master Trading Agreements
TEP conducts its wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, TEP may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits provided to TEP based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of September 30, 2020, TEP had $3 million of cash posted as collateral to provide credit enhancement with its counterparties related to our wholesale marketing or risk management activities. As of October 29, 2020, there was $7 million of cash posted as collateral to provide credit enhancement.
Capital Expenditures
TEP's routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. TEP is prioritizing capital projects to mitigate supply chain risk and other potential impacts of the COVID-19 pandemic and ensure we continue providing safe and reliable service while supporting public health. As a result, we have reduced forecasted capital expenditures for 2020 due to prioritizing certain projects and postponing others. Capital expenditures for the first nine months of 2020 were $597 million.
Our forecasted capital expenditures presented below exclude amounts for AFUDC and other non-cash items:

	Years Ended December 31,
(in millions)	2020	2021	2022	2023	2024
Generation Facilities:
Renewable Energy (1)	$366	$30	$4	$97	$226
Other Generation Facilities (2)	185	57	49	51	37
Total Generation Facilities	551	87	53	148	263
Transmission and Distribution (3)	218	301	371	353	268
General and Other (4)	115	118	57	55	49
Total Capital Expenditures	$884	$506	$481	$556	$580
(1)Includes investment in renewable energy that will allow us to continue to move toward our long-term strategy of shifting to a more diverse, sustainable energy portfolio. In the first nine months of 2020, TEP made total payments of $258 million for Oso Grande under the Build-Transfer Agreement.
(2)Includes the commitment to purchase Springerville Common Facilities.
(3)Increases due to investments in transmission capacity and system reinforcements.
(4)Includes cost for information technology, fleet, facilities, and communication equipment.

These estimates are subject to continuing review and adjustment. Actual capital expenditures may differ from these estimates due to fluctuations in business and market conditions, construction schedules, changes in generation resources, environmental requirements, state or federal regulations, new or changing commitments, and other factors. We expect to pay for forecasted capital expenditures with internally generated funds and external financings, which may include issuances of long-term debt, other borrowings, or equity contributions.
Oso Grande Wind Project
In 2019, we entered into a BTA to develop Oso Grande by December 2020. The Oso Grande project will add approximately 250 MW of wind-powered electric generation, increasing our total renewable nominal generation capacity to over 500 MW, which includes PPAs and owned utility-scale generation. The project is estimated to cost $430 million, which includes, among other costs, $22 million for AFUDC and $397 million related to the BTA. As of September 30, 2020, total costs of construction incurred from inception was $331 million, which includes, among other costs, $16 million for AFUDC and $304 million related to the BTA. The project costs are currently included in Construction Work in Progress on the Condensed Consolidated Balance Sheets.
Contractual Obligations
In the first nine months of 2020, there were no material changes outside the ordinary course of business to contractual obligations as reported in our 2019 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
Other than the unrecorded contractual obligations reported on the contractual obligations table presented in our 2019 Annual Report on Form 10-K, we do not have any arrangements or relationships with entities that are not consolidated into the financial statements.
Income Tax Position
TEP did not make any U.S. federal or Arizona State income tax payments in the first nine months of 2020 due to existing net operating loss and tax credit carryforwards in those jurisdictions. Based on our remaining carryforward balances and limitations on their use in individual years, we expect to resume making U.S. federal and state income tax payments in 2021. The payments are not expected to have a significant impact on our operating cash flows.
Under the TCJA, existing AMT credit carryforwards could be refunded or used to offset U.S. federal income tax liabilities through our 2021 tax year. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law March 27, 2020. Along with other significant provisions, the CARES Act further accelerated the recovery of AMT credits by allowing corporations to immediately claim refunds of all unused carryforward balances. For the first nine months of 2020 TEP received AMT credit refunds of $14 million recorded to Current Assets—Other on the Condensed Consolidated Balance Sheets.
See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the TCJA.
Payroll Tax
The CARES Act also allows employers to defer the deposit and payment of the employer's share of social security taxes. TEP is deferring the deposit of the employer's portion of social security tax through the end of 2020. We recorded deferred deposits of $5 million as of September 30, 2020, in Accrued Taxes Other than Income Taxes on the Condensed Consolidated Balance Sheets. We expect the total deferred deposits to be approximately $7 million, and be paid to the IRS in equal payments in 2021 and 2022.
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
Greenhouse Gas Regulation
In August 2015, the EPA issued the Clean Power Plan (CPP) limiting CO2 emissions from existing and new fossil fuel-based generation facilities. The CPP established state-level CO2 emission rates and mass-based goals that applied to fossil fuel-based generation. The plan targeted CO2 emissions reductions for existing facilities by 2030 and established interim goals that begin in 2022.
In June 2019, the EPA issued the Affordable Clean Energy (ACE) rule, establishing new emission guidelines for existing coal-fired generation facilities based on the Best System of Emission Reduction (BSER) for Greenhouse Gas (GHG) emissions. The BSER for GHG emissions from existing coal-fired generation facilities is defined as Heat-Rate Improvements (HRI) that can be applied at the source. The states would then use these emission guidelines to establish state performance standards, considering source specific factors such as the remaining useful life of an individual unit.
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
Legal challenges to the rule are expected to delay the effectiveness and implementation of the new rule. Oral arguments in consolidated litigation over the ACE rule were held on October 8, 2020. A final decision from the U.S. Court of Appeals for the D.C. Circuit is not expected before the first quarter of 2021.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to apply accounting policies and make estimates, judgments, and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements and related notes. Management believes that there have been no significant changes during the nine months ended September 30, 2020, to the items that we disclosed as our critical accounting policies and estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.
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

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of September 30, 2020. There was no change in TEP’s internal control over financial reporting during the quarter ended September 30, 2020, that materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of certain legal proceedings affecting TEP, refer to Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A. RISK FACTORS
The business and financial results of TEP are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our 2019 Annual Report on Form 10-K, except the additional risk factor noted below, which is an update to the risk factor included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020:
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

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David G. Hutchens

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Frank P. Marino

*32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL and contained in Exhibit 101

*	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	October 29, 2020	/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)