Form 10-Q
period 2021-03-31
TUCSON ELECTRIC POWER CO
filed 2021-05-05
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of May 4, 2021.

DEFINITIONS
The abbreviations and acronyms used in this Form 10-Q are defined below:
INDUSTRY ACRONYMS AND CERTAIN DEFINITIONS

2015 Credit Agreement	The 2015 Credit Agreement provides for a $250 million revolving credit and letter of credit facilities with a sublimit of $50 million; the credit agreement matures in October 2022
2019 FERC Rate Case	In 2019, the FERC issued an order approving TEP's proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings
2020 IRP	TEP's 2020 Integrated Resource Plan filed with the ACC in June 2020, which outlines TEP's energy portfolio over the next 15 years
2020 Rate Order	A rate order issued by the ACC resulting in a new rate structure for TEP, effective on January 1, 2021
ACC	Arizona Corporation Commission
ACC Refund Order	An order issued in 2018 by the ACC approving TEP’s proposal to return savings from TEP’s federal corporate income tax rate under the TCJA to its customers through a combination of customer bill credits and a regulatory liability deferral that reflects the return of a portion of the savings, effective May 1, 2018
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
BTA	Build-Transfer Agreement
COVID-19	Coronavirus Disease 2019
DG	Distributed Generation
DSM	Demand Side Management
EDIT	Excess Deferred Income Taxes
EE Standards	Energy Efficiency Standards
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
IRS	Internal Revenue Service
LFCR	Lost Fixed Cost Recovery
LOC	Letter(s) of Credit
OATT	Open Access Transmission Tariff
Phase 2	Second phase of TEP's 2020 Rate Case proceedings originally filed in April 2019
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
RES	Renewable Energy Standard
Retail Rates	Rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment
TCJA	Tax Cuts and Jobs Act
TEAM	Tax Expense Adjustor Mechanism
ENTITIES AND GENERATING STATIONS

Fortis	Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada, whose principal executive offices are located at Fortis Place, Suite 1100, 5 Springdale Street, St. John's, NL A1E 0E4
Four Corners	Four Corners Generating Station
Gila River	Gila River Generating Station
Navajo	Navajo Generating Station
Oso Grande	A 250 MW nominal capacity wind-powered electric generation facility, located in southeastern New Mexico

San Juan	San Juan Generating Station
SES	Southwest Energy Solutions, Inc.
Springerville	Springerville Generating Station
Sundt	H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701
UNS Energy Affiliates	Affiliated subsidiaries of UNS Energy Corporation including UniSource Energy Services, Inc., UNS Electric, Inc., UNS Gas, Inc., and Southwest Energy Solutions, Inc.
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNITS OF MEASURE

BBtu	Billion British thermal unit(s), a measure of the quantity of heat required to raise the temperature of one pound of liquid water by one degree Fahrenheit at the temperature at which water has its greatest density, in billions
GWh	Gigawatt-hour(s), a measure of electricity that represents one billion watts of power expended over one hour
kWh	Kilowatt-hour(s), a measure of electricity that represents one thousand watts of power expended over one hour
MW	Megawatt(s), a measure of electricity that represents one million watts of power

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
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2020 Annual Report on Form 10-K; Part II, Item 1A. Risk Factors; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of this report. These factors include: voter initiatives and state and federal regulatory and legislative decisions and actions, including changes in tax and energy policies and any change in the structure of utility service in Arizona resulting from the ACC or state legislature's examination of the state's energy policies; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; the final outcome of the FERC order effective August 2019, subject to refund, approving revisions to TEP's OATT; unfavorable rulings, penalties, or findings by the FERC; regional economic and market conditions that could affect customer growth and energy usage; changes in energy consumption by retail customers; weather variations affecting energy usage; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the expected demand plus reserve margin requirements; the cost of debt and equity capital and access to capital markets and bank markets, which may affect our ability to raise additional capital and use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and a changing interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and the related contribution requirements and expenses; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting policies and estimates; the ongoing impact of mandated energy efficiency and DG initiatives; changes to long-term contracts; the cost of fuel and power supplies; the ability to obtain coal from our suppliers; cyber-attacks, data breaches, or other challenges to our information security, including our operations and technology systems; the performance of TEP's generation facilities, including renewable generation resources; the development of our wind-powered electric generation facility in southeastern New Mexico; participation in the Energy Imbalance Market; the extent of the impact of the COVID-19 pandemic on our business and operations, and the economic and societal disruptions resulting from the COVID-19 pandemic and government actions taken in response thereto; and the implementation of our 2020 IRP.

v

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Revenues	$335,543	$278,556

Operating Expenses
Fuel	91,158	63,299
Purchased Power	31,377	18,318
Transmission and Other PPFAC Recoverable Costs	13,901	10,595
Decrease to Reflect PPFAC Recovery Treatment	(16,992)	(1,182)
Total Fuel and Purchased Power	119,444	91,030
Operations and Maintenance	111,188	87,455
Depreciation	47,758	46,499
Amortization	10,631	6,956
Taxes Other Than Income Taxes	15,557	14,909
Total Operating Expenses	304,578	246,849

Operating Income	30,965	31,707

Other Income (Expense)
Interest Expense	(21,062)	(20,481)
Allowance For Borrowed Funds	2,702	2,882
Allowance For Equity Funds	7,094	3,034
Unrealized Gains (Losses) on Investments	1,864	(6,427)
Other, Net	2,808	853
Total Other Income (Expense)	(6,594)	(20,139)

Income Before Income Tax Expense	24,371	11,568
Income Tax Expense	1,827	3,650
Net Income	$22,544	$7,918
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net Income	$22,544	$7,918
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	47,758	46,499
Amortization Expense	10,631	6,956
Amortization of Debt Issuance Costs	686	612
Use of Renewable Energy Credits for Compliance	12,217	10,773
Deferred Income Taxes	6,793	10,567
Pension and Other Postretirement Benefits Expense	3,835	3,721
Pension and Other Postretirement Benefits Funding	(1,324)	(1,310)
Allowance for Equity Funds Used During Construction	(7,094)	(3,034)
Regulatory Deferral, ACC Refund Order	—	4,259
Changes in Current Assets and Current Liabilities:
Accounts Receivable	15,155	29,646
Materials, Supplies, and Fuel Inventory	(17,185)	7,028
Regulatory Assets	(21,034)	(6,399)
Other Current Assets	(5,812)	2,079
Accounts Payable and Accrued Charges	19,372	(31,905)
Income Taxes Payable, Net	(4,147)	(7,185)
Regulatory Liabilities	(7,588)	3,338
Other, Net	3,208	7,463
Net Cash Flows—Operating Activities	78,015	91,026
Cash Flows from Investing Activities
Capital Expenditures	(104,381)	(364,012)
Purchase Intangibles, Renewable Energy Credits	(11,408)	(10,625)
Contributions in Aid of Construction	1,449	1,592
Net Cash Flows—Investing Activities	(114,340)	(373,045)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	20,000	105,000
Repayments of Borrowings, Revolving Credit Facility	(20,000)	(20,000)
Proceeds from Borrowings, Term Loan	—	60,000
Payments of Finance Lease Obligations	—	(11,535)
Contribution from Parent	—	150,000
Other, Net	374	599
Net Cash Flows—Financing Activities	374	284,064
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(35,951)	2,045
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	82,003	28,472
Cash, Cash Equivalents, and Restricted Cash, End of Period	$46,052	$30,517
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	March 31, 2021	December 31, 2020
ASSETS
Utility Plant
Plant in Service	$7,142,367	$7,073,292
Construction Work in Progress	660,042	627,382
Total Utility Plant	7,802,409	7,700,674
Accumulated Depreciation and Amortization	(2,714,230)	(2,645,333)
Total Utility Plant, Net	5,088,179	5,055,341

Investments and Other Property	77,824	76,299

Current Assets
Cash and Cash Equivalents	25,559	60,960
Accounts Receivable (Net of Allowance for Credit Losses of $13,053 and $13,260)	157,948	173,412
Fuel Inventory	27,734	21,946
Materials and Supplies	138,551	126,788
Regulatory Assets	158,751	123,588
Derivative Instruments	17,999	16,094
Other	31,911	23,895
Total Current Assets	558,453	546,683
Regulatory and Other Assets
Regulatory Assets	298,534	318,474
Derivative Instruments	1,013	725
Other	88,254	92,605
Total Regulatory and Other Assets	387,801	411,804
Total Assets	$6,112,257	$6,090,127
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	March 31, 2021	December 31, 2020
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of March 31, 2021 and December 31, 2020)	$1,646,539	$1,646,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	734,741	712,197
Accumulated Other Comprehensive Loss	(10,723)	(10,942)
Total Common Stock Equity	2,364,200	2,341,437
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of March 31, 2021 and December 31, 2020)	—	—
Long-Term Debt, Net	1,814,454	1,814,059
Total Capitalization	4,178,654	4,155,496
Current Liabilities
Current Maturities of Long-Term Debt, Net	249,826	249,752
Accounts Payable	135,575	109,461
Accrued Taxes Other than Income Taxes	65,955	50,278
Accrued Employee Expenses	25,352	35,129
Accrued Interest	17,022	16,337
Regulatory Liabilities	145,322	151,189
Customer Deposits	12,920	16,450
Derivative Instruments	42,231	27,789
Other	26,806	22,031
Total Current Liabilities	721,009	678,416
Regulatory and Other Liabilities
Deferred Income Taxes, Net	498,251	492,919
Regulatory Liabilities	350,987	390,164
Pension and Other Postretirement Benefits	163,626	163,652
Derivative Instruments	29,853	37,958
Other	169,877	171,522
Total Regulatory and Other Liabilities	1,212,594	1,256,215

Commitments and Contingencies

Total Capitalization and Other Liabilities	$6,112,257	$6,090,127
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2019	$1,396,539	$(6,357)	$595,792	$(7,771)	$1,978,203
Net Income			7,918		7,918
Other Comprehensive Income, Net of Tax				135	135
Contribution from Parent	150,000				150,000
Balances as of March 31, 2020	$1,546,539	$(6,357)	$603,710	$(7,636)	$2,136,256

Balances as of December 31, 2020	$1,646,539	$(6,357)	$712,197	$(10,942)	$2,341,437
Net Income			22,544		22,544
Other Comprehensive Income, Net of Tax				219	219
Balances as of March 31, 2021	$1,646,539	$(6,357)	$734,741	$(10,723)	$2,364,200
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND FINANCIAL STATEMENT PRESENTATION
TEP is a regulated utility that generates, transmits, and distributes electricity to approximately 436,000 retail customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis.
BASIS OF PRESENTATION
TEP's Condensed Consolidated Financial Statements and disclosures are presented in accordance with GAAP, including specific accounting guidance for regulated operations and the Securities and Exchange Commission's (SEC) interim reporting requirements.
The Condensed Consolidated Financial Statements include the accounts of TEP and its subsidiaries. In the consolidation process, accounts of the parent and subsidiaries are combined and intercompany balances and transactions are eliminated. TEP jointly owns several generation and transmission facilities with both affiliated and non-affiliated entities. TEP records its proportionate share of: (i) jointly-owned facilities in Utility Plant on the Condensed Consolidated Balance Sheets; and (ii) operating costs associated with these facilities in the Condensed Consolidated Statements of Income. These Condensed Consolidated Financial Statements exclude some information and footnotes required by GAAP and the SEC for annual financial statement reporting and should be read in conjunction with the Consolidated Financial Statements and footnotes in TEP's 2020 Annual Report on Form 10-K.
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
As of March 31, 2021, the carrying amounts of assets and liabilities on the balance sheet that relate to variable interests under long-term PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as TEP would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Cash
Restricted cash includes cash balances restricted with respect to withdrawal or usage based on contractual or regulatory considerations. The following table presents the line items and amounts of cash, cash equivalents, and restricted cash reported on the balance sheet and reconciles their sum to the cash flow statement:

	March 31,
(in millions)	2021	2020
Cash and Cash Equivalents	$26	$12
Restricted Cash included in:
Investments and Other Property	18	16
Current Assets—Other	2	3
Total Cash, Cash Equivalents, and Restricted Cash	$46	$31
Restricted cash included in Investments and Other Property on the Condensed Consolidated Balance Sheets represents cash contractually required to be set aside to pay TEP's share of mine reclamation costs at San Juan and various contractual agreements. Restricted cash included in Current Assets—Other represents the current portion of TEP's share of San Juan's mine reclamation costs.
Uncertain Tax Position
In February 2021, TEP received approval from the IRS for a change in accounting method on uncertain tax positions, resulting in a $17 million decrease in uncertain tax position obligations on a prospective basis.
Depreciation
Depreciation is recorded for owned utility plant on a group method straight-line basis at depreciation rates based on the economic lives of the assets. The ACC approves depreciation rates for all generation and distribution assets. Transmission assets are subject to the jurisdiction of the FERC. As part of the 2020 Rate Order, the ACC approved new annual depreciation rates based on the 2017 depreciation study available for the major classes of Plant in Service, effective January 1, 2021. To reflect the impact of the revised depreciation rates on estimated cost of removal, TEP transferred $33 million from Regulatory Liabilities to Accumulated Depreciation and Amortization on the Condensed Consolidated Balance Sheets as of March 31, 2021.
NEW ACCOUNTING STANDARDS ISSUED AND NOT YET ADOPTED
New authoritative accounting guidance issued by the Financial Accounting Standards Board was assessed and either determined to not be applicable or is expected to have an insignificant impact on TEP’s financial position, results of operations, cash flows, and disclosures.

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
•a 7.04% return on original cost rate base of $2.7 billion, which includes a cost of equity of 9.15% and an average cost of debt of 4.65%; and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•a capital structure for rate making purposes of approximately 53% common equity and 47% long-term debt.
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
The requested forward-looking formula rate is intended to allow for a more timely recovery of transmission-related costs. As part of the order, the FERC established hearing and settlement procedures. In February 2021, a Presiding Judge was appointed to continue the formula rate case proceeding after the settlement procedures resulted in an impasse. All rates charged under the revised OATT pursuant to the FERC order are subject to refund until the proceeding concludes. TEP had reserved $18 million as of March 31, 2021, and $15 million as of December 31, 2020, of wholesale revenues in Current Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets. TEP cannot predict the outcome of the proceeding.
OTHER FERC MATTERS
In January 2021, the FERC notified TEP that it is commencing an audit that is intended to evaluate TEP's compliance with: (i) the accounting requirements of the Uniform System of Accounts; and (ii) the reporting requirements of the FERC Form 1 Annual Report and Supplemental Form 3-Q Quarterly Financial Reports. The audit will cover the period of January 1, 2018 to the present. TEP cannot predict the outcome or findings, if any, of the FERC audit at this time.
COST RECOVERY MECHANISMS
TEP has received regulatory decisions that allow for more timely recovery of certain costs through recovery mechanisms. Cost recovery mechanisms that have a material impact on TEP's operations or financial results are described below.
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
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Three Months Ended March 31,
(in millions)	2021	2020
Beginning of Period	$23	$36
Deferred Fuel and Purchased Power Costs (1)	67	48
PPFAC and Base Power Recoveries (2)	(50)	(48)
End of Period	$40	$36
(1)Includes costs eligible for recovery through the PPFAC and base power rates.
(2)In March 2021, the ACC approved a PPFAC surcharge as part of TEP's annual rate adjustment request, which will go into effect on June 1, 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tax Expense Adjustor Mechanism
The TEAM allows for the timely recovery of future significant income tax changes. The TEAM provides the Company the ability to pass through: (i) the TCJA Regulatory Deferral balance to the initial 2021 TEAM rate; (ii) the change in EDIT compared to the test year; and (iii) the income tax effects of tax legislation that materially impacts TEP's 2018 test year revenue requirements. The TEAM went into effect January 1, 2021, as approved in the 2020 Rate Order. TEP had recorded a regulatory liability balance related to the TEAM of $19 million as of March 31, 2021, and $29 million as of December 31, 2020, in Current Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets.
Federal Tax Legislation
In 2018, the ACC approved TEP’s proposal to return savings from TEP’s federal corporate income tax rate under the TCJA to its customers through a combination of customer bill credits and a regulatory liability deferral that reflected the return of a portion of the savings. TEP recognized a reduction in Operating Revenues on the Condensed Consolidated Statements of Income of $7 million in the three months ended March 31, 2020 related to the ACC approved refunds. As part of the 2020 Rate Order, the balances in the regulatory liability deferral and TCJA balancing account were moved to the TEAM regulatory account in December 2020.
Renewable Energy Standard
The ACC’s RES requires Arizona-regulated utilities to supply an increasing percentage of their retail sales from renewable generation sources each year. The renewable energy requirement in 2021 is 11% of retail electric sales, which will increase annually until renewable retail sales represent at least 15% by 2025. The RES also requires that DG account for 30% of the renewable energy requirement. Arizona utilities are required to file annual RES implementation plans for review and approval by the ACC.
In 2019, the ACC approved TEP's 2019 RES implementation plan with a budget amount of $55 million. The recovery funds: (i) above market cost of renewable power purchases; (ii) previously awarded incentives for customer-installed DG; and (iii) various other program costs.
Energy Efficiency Standards
TEP is required to implement cost-effective DSM programs to comply with the ACC’s EE Standards. The EE Standards provide regulated utilities a DSM surcharge to recover from retail customers the costs to implement DSM programs, as well as an annual performance incentive. TEP records its annual DSM performance incentive for the prior calendar year in the first quarter of each year. TEP recorded $2 million in both 2021 and 2020 related to performance in Operating Revenues on the Condensed Consolidated Statements of Income.
In 2019, the ACC approved TEP’s 2018 energy efficiency implementation plan with a budget of approximately $23 million, which is collected through the DSM surcharge, and approved a waiver of the 2018 EE Standard. In addition, the ACC ordered that TEP's 2018 energy efficiency implementation plan be considered as its 2019 and 2020 energy efficiency implementation plans. In June 2020, TEP filed its 2021 energy efficiency implementation plan with a budget of approximately $23 million. TEP plans to file a new energy efficiency implementation plan by the end of 2021.
Lost Fixed Cost Recovery Mechanism
The LFCR mechanism provides for recovery of certain non-fuel costs that would go unrecovered between rate cases due to reduced retail kWh sales as a result of implementing ACC-approved energy efficiency programs and customer-installed DG. The LFCR mechanism is adjusted in each rate case when the ACC approves new base rates. TEP records a regulatory asset and recognizes LFCR revenues when amounts are verifiable regardless of when the lost retail kWh sales occurred. TEP is required to make an annual filing with the ACC requesting recovery of LFCR revenues recognized in the prior year. The recovery is subject to a year-over-year increase cap of 2% of TEP's applicable retail revenues.
The table below summarizes the LFCR revenues recognized in Operating Revenues on the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
(in millions)	2021	2020
LFCR Revenues	$6	$12

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded in the balance sheet are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	March 31, 2021	December 31, 2020
Regulatory Assets
Pension and Other Postretirement Benefits	Various	$164	$166
Derivatives (Note 9)	9	61	55
Lost Fixed Cost Recovery	2	57	59
Early Generation Retirement Costs	Various	41	43
Under Recovered Purchased Energy Costs	1	40	23
Income Taxes Recoverable through Future Rates (1)	Various	26	27
Property Tax Deferrals (2)	1	26	26
Final Mine Reclamation and Retiree Healthcare Costs (3)	8	20	20
Springerville Unit 1 Leasehold Improvements (4)	2	6	7
Other Regulatory Assets	Various	17	16
Total Regulatory Assets		458	442
Less Current Portion	1	159	124
Total Non-Current Regulatory Assets		$299	$318

Regulatory Liabilities
Income Taxes Payable through Future Rates (1)	Various	$295	$298
Net Cost of Removal (5)	Various	88	125
Renewable Energy Standard	Various	62	63
Tax Reform Bill Credit	Various	19	29
Transmission Revenue Subject to Refund—FERC	Various	18	15
Other Regulatory Liabilities	Various	14	11
Total Regulatory Liabilities		496	541
Less Current Portion	1	145	151
Total Non-Current Regulatory Liabilities		$351	$390
(1)Amortized over five years, 10 years, or the lives of the assets.
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
(5)Represents an estimate of the future cost of retirement, net of salvage value. These are amounts collected through revenue for transmission, distribution, generation, and general and intangible plant which are not yet expended. As a result of the 2020 Rate Order, TEP transferred costs from Net Cost of Removal to Accumulated Depreciation and Amortization. See Note 1 for additional information related to new depreciation rates approved as part of the 2020 Rate Order.
Regulatory assets are either being collected or are expected to be collected through Retail Rates. With the exception of Early Generation Retirement Costs, Income Taxes Recoverable through Future Rates, and Springerville Unit 1 Leasehold Improvements, TEP does not earn a return on regulatory assets. Regulatory liabilities represent items that TEP either expects to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NOTE 3. REVENUE
DISAGGREGATION OF REVENUES
TEP earns the majority of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended March 31,
(in millions)	2021	2020
Retail (1)	$215	$192
Wholesale (2)	56	36
Other Services	36	24
Revenues from Contracts with Customers	307	252
Alternative Revenues	8	14
Other	21	13
Total Operating Revenues	$336	$279
(1)In 2020, the ACC issued a rate order for new rates that took effect January 1, 2021. See Note 2 for more information regarding the 2020 Rate Order.
(2)In 2019, the FERC issued an order approving TEP's proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings. TEP recognizes a provision for revenues subject to refund for the estimate of revenues that are probable for refund. See Note 2 for more information regarding the 2019 FERC Rate Case.

NOTE 4. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable on the Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2021	December 31, 2020
Retail	$73	$90
Retail, Unbilled	35	41
Retail, Allowance for Credit Losses	(13)	(13)
Wholesale (1)	29	33
Due from Affiliates (Note 5)	12	9
Other	22	13
Accounts Receivable	$158	$173
(1)Includes $8 million as of March 31, 2021, and $7 million as of December 31, 2020, of receivables related to revenue from derivative instruments.

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

	Three Months Ended March 31,
(in millions)	2021	2020
Beginning of Period	$(13)	$(6)
Credit Loss Expense	(1)	(1)
Write-offs	1	1
End of Period	$(13)	$(6)
Service Disconnection Moratoriums
In 2019, the ACC enacted emergency rules that suspended service disconnections and late fees for electric residential customers who would have otherwise been eligible for service disconnection during the period from June 1 through October 15 (Summer Moratorium). The Summer Moratorium remained in effect for 2020 and will remain in effect each year until the ACC permanently adopts new rules regarding electric service disconnections. In addition, TEP voluntarily suspended service disconnections and late fees from March 2020 through January 2021 for all customers who would have otherwise been disconnected.
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
TEP will continue to monitor collection activity and adjust its allowance for credit losses as needed.

NOTE 5. RELATED PARTY TRANSACTIONS
TEP engages in various transactions with Fortis, UNS Energy, and UNS Energy Affiliates. These transactions include: (i) the sale and purchase of power and transmission services; (ii) common cost allocations; and (iii) the provision of corporate and other labor-related services. Effective January 1, 2021, TEP hired SES' employees and will no longer utilize SES' services.
The following table presents the components of related party balances included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2021	December 31, 2020
Receivables from Related Parties
UNS Electric	$6	$6
UNS Energy	5	2
UNS Gas	1	1
Total Due from Related Parties	$12	$9

Payables to Related Parties
UNS Energy	$3	$1
UNS Electric	1	—
SES	—	4
Total Due to Related Parties	$4	$5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the components of related party transactions included in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
(in millions)	2021	2020
Goods and Services Provided by TEP to Affiliates
Transmission Revenues, UNS Electric (1)	$3	$2
Wholesale Revenues, UNS Electric (1)	1	—
Control Area Services, UNS Electric (2)	2	1
Common Costs, UNS Energy Affiliates (3)	5	5

Goods and Services Provided by Affiliates to TEP
Supplemental Workforce, SES (4)	—	4
Corporate Services, UNS Energy (5)	2	1
Corporate Services, UNS Energy Affiliates (6)	1	1
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
(5)Costs for corporate services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry-accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 85% of UNS Energy's allocated costs. Corporate Services, UNS Energy includes legal, audit, and Fortis' management fees. TEP's share of Fortis' management fees was $2 million for the three months ended March 31, 2021 and 2020.
(6)Costs for corporate services (e.g., finance, accounting, tax, legal, and information technology) and other labor services for UNS Energy Affiliates are directly assigned to the benefiting entity at a fully burdened cost when possible.
CONTRIBUTION FROM PARENT
On April 29, 2021, TEP received an equity contribution of $50 million from UNS Energy.

NOTE 6. DEBT AND CREDIT AGREEMENTS
There have been no significant changes to TEP's debt or credit agreements from those reported in its 2020 Annual Report on Form 10-K, except as noted below.
CREDIT AGREEMENTS
Amounts borrowed under the credit agreements are recorded in Borrowings Under Credit Agreements on the Consolidated Balance Sheets.
2015 Credit Agreement
In January 2020, $12 million in LOCs with fees accruing at a rate of 1.00% per annum were issued pursuant to TEP taking ownership of Oso Grande under the BTA. As of May 4, 2021, there was $223 million available under the 2015 Credit Agreement revolving credit commitment and LOC facility.
2019 Credit Agreement
In December 2019, TEP entered into an unsecured credit agreement with a maturity date of December 2020 that provided for $225 million in term loans (2019 Credit Agreement), of which $165 million was borrowed as of December 2019. In March 2020, TEP borrowed the remaining available balance of $60 million. Amounts borrowed were used (i) to complete the purchase

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of Gila River Unit 2 Generating Station; (ii) to make payments for the construction of the Oso Grande project; and (iii) for other general corporate purposes. In April 2020, net proceeds from the sale of senior unsecured notes were used to repay the outstanding term loans and the agreement was terminated.

NOTE 7. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
There have been no significant changes to TEP's long-term commitments from those reported in its 2020 Annual Report on Form 10-K.
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
TEP is liable for a portion of final mine reclamation costs upon closure of the mines servicing San Juan and Four Corners. TEP’s estimated share of final mine reclamation costs at both mines is $47 million upon expiration of the related coal supply agreements, which expire in 2022 and 2031, respectively. An aggregate liability balance related to San Juan and Four Corners final mine reclamation of $40 million as of March 31, 2021 and December 31, 2020, was recorded in Other on the Condensed Consolidated Balance Sheets. See Note 2 for additional information related to final mine reclamation costs.
Performance Guarantees
TEP has joint generation participation agreements with participants at San Juan, Four Corners, and Luna Generating Station, which expire in 2022, 2041, and 2046, respectively. The Navajo participation agreement expired in 2019, but certain performance obligations continue through the decommissioning of the generation facility. The participants in each of the generation facilities, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. Relative to Navajo performance obligations, in the case of a default, the non-defaulting participants would seek financial recovery directly from the defaulting party. With the exception of Four Corners, there is no maximum potential amount of future payments TEP could be required to make under the guarantees. The maximum potential amount of future payments on the non-defaulting parties is $250 million at Four Corners. As of March 31, 2021, there have been no such payment defaults under any of the participation agreements.
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

NOTE 8. EMPLOYEE BENEFIT PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
(in millions)	2021	2020	2021	2020
Service Cost	$5	$4	$2	$1
Non-Service Cost (1)
Interest Cost	3	4	—	—
Expected Return on Plan Assets	(8)	(7)	—	—
Amortization of Net Loss	2	2	—	—
Net Periodic Benefit Cost	$2	$3	$2	$1
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	March 31, 2021
Assets
Restricted Cash (1)	$20	$—	$20
Energy Derivative Contracts, Regulatory Recovery (2)	—	17	17
Energy Derivative Contracts, No Regulatory Recovery (2)	—	2	2
Total Assets	20	19	39
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(72)	(72)
Total Liabilities	—	(72)	(72)
Total Assets (Liabilities), Net	$20	$(53)	$(33)

(in millions)	December 31, 2020
Assets
Restricted Cash (1)	$21	$—	$21
Energy Derivative Contracts, Regulatory Recovery (2)	—	14	14
Energy Derivative Contracts, No Regulatory Recovery (2)	—	3	3
Total Assets	21	17	38
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(66)	(66)
Total Liabilities	—	(66)	(66)
Total Assets (Liabilities), Net	$21	$(49)	$(28)
(1)Restricted Cash represents amounts held in money market funds, which approximates fair market value. Restricted Cash is included in Investments and Other Property and in Current Assets—Other on the Condensed Consolidated Balance Sheets.
(2)Energy Derivative Contracts include gas swap agreements and forward power purchase and sale contracts entered into to reduce exposure to energy price risk. These contracts are included in Derivative Instruments on the Condensed Consolidated Balance Sheets.
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis on the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	March 31, 2021
Derivative Assets
Energy Derivative Contracts	$19	$17	$—	$2
Derivative Liabilities
Energy Derivative Contracts	(72)	(17)	(14)	(41)

(in millions)	December 31, 2020
Derivative Assets
Energy Derivative Contracts	$17	$14	$—	$3
Derivative Liabilities
Energy Derivative Contracts	(66)	(14)	(7)	(45)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DERIVATIVE INSTRUMENTS
TEP enters into various derivative and non-derivative contracts to reduce exposure to energy price risk associated with its natural gas and purchased power requirements. The objectives for entering into such contracts include: (i) creating price stability; (ii) meeting load and reserve requirements; and (iii) reducing exposure to price volatility that may result from delayed recovery under the PPFAC mechanism. In addition, TEP enters into derivative and non-derivative contracts to optimize the system's generation resources by selling power in the wholesale market for the benefit of TEP's retail customers.
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

	Three Months Ended March 31,
(in millions)	2021	2020
Unrealized Net Gain (Loss)	$(4)	$9
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

	Three Months Ended March 31,
(in millions)	2021	2020
Operating Revenues	$1	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Derivative Volumes
As of March 31, 2021, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	March 31, 2021	December 31, 2020
Power Contracts GWh	3,650	4,143
Gas Contracts BBtu	125,830	111,585
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
TEP has contractual agreements for energy procurement and hedging activities that contain provisions requiring TEP and its counterparties to post collateral under certain circumstances. These circumstances include: (i) exposures in excess of unsecured credit limits due to the volume of trading activity; (ii) changes in natural gas or power prices; (iii) credit rating downgrades; or (iv) unfavorable changes in parties' assessments of each other's credit strength. In the event that such credit events were to occur, TEP, or its counterparties, would have to provide certain credit enhancements in the form of cash, LOCs, or other acceptable security to collateralize exposure beyond the allowed amounts.
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
The value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $63 million as of March 31, 2021, compared with $60 million as of December 31, 2020. As of March 31, 2021, TEP had $14 million of cash posted as collateral to provide credit enhancement which was reflected in Current Assets—Other on the Condensed Consolidated Balance Sheets. As of May 4, 2021, there was $19 million of cash posted as collateral to provide credit enhancement. If the credit risk contingent features were triggered on March 31, 2021, TEP would have been required to post an additional $49 million of collateral of which $12 million relates to outstanding net payable balances for settled positions.
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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Net Carrying Value		Fair Value
(in millions)		March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,064	$2,064	$2,217	$2,363

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that resulted in recognition of assets and liabilities but did not result in cash receipts or payments were as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Accrued Capital Expenditures	$40	$32
Renewable Energy Credits	5	4
Net Cost of Removal Increase (Decrease) (1)	(34)	(3)
(1)Represents an accrual for future cost of retirement net of salvage values that does not impact earnings. See Note 1 for additional information related to new depreciation rates approved as part of the 2020 Rate Order.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the financial condition, and the outlook for TEP. It includes the following:
•outlook and strategies;
•factors affecting results of operations;
•results of operations;
•liquidity and capital resources, including capital expenditures and environmental matters;
•critical accounting policies and estimates; and
•new accounting standards issued and not yet adopted.
Management’s Discussion and Analysis includes financial information prepared in accordance with GAAP.
Management’s Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes that appear in Part I, Item 1 of this Form 10-Q. For information on factors that may cause our actual future results to differ from those we currently anticipate, see Forward-Looking Information at the front of this report and Risk Factors in Part 1, Item 1A of our 2020 Annual Report on Form 10-K, and in Part II, Item 1A of this Form 10-Q.
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
•Continuing our transition from carbon-intensive sources to a more sustainable energy portfolio, while providing reliability and rate stability for our customers, mitigating environmental impacts, complying with regulatory requirements, leveraging and improving our existing utility infrastructure, and maintaining financial strength. In 2020, we announced our long-term goal to reduce carbon emissions by exiting coal-fired generation over the next 11 years and increasing renewable energy resources and energy storage. These goals may be impacted by various federal and state energy policies, including policies currently under consideration.
•Focusing on our core utility business through operational excellence, promoting economic development in our service territory, investing in infrastructure to ensure reliable service, and maintaining a strong community presence.
CURRENT ECONOMIC CONDITIONS—COVID-19
The COVID-19 pandemic caused changes in consumer and business behavior and disrupted economic activity in TEP’s service territory. We activated our business continuity plans and we continue to reevaluate and reassess protocols and plans as pandemic conditions evolve. Our protocols and plans are intended to support the continued delivery of safe and reliable service to our customers and the communities we serve.
Recognizing the potential effect that the COVID-19 pandemic had on many customers’ ability to pay their bills and the need for continued utility service, we voluntarily suspended service disconnections and late fees for non-payment of bills through January 2021.
The COVID-19 pandemic remains a continuously evolving situation. We cannot predict the duration of the pandemic or the ultimate effects of it on the economy and our service territory. We continue to monitor developments affecting our workforce, customers, suppliers, and operations. We have not experienced a material impact to our results of operations as a result of the COVID-19 pandemic.

Performance - The first three months of 2021 compared with the first three months of 2020
TEP reported net income of $23 million in the first three months of 2021 compared with net income of $8 million in the first three months of 2020. The increase of $15 million, or 188%, was primarily due to:
•$17 million in higher retail revenue primarily due to an increase in rates as approved in the 2020 Rate Order;
•$8 million increase in the value of investments used to support certain post-employment benefits as a result of favorable market conditions;
•$3 million in higher AFUDC as a result of a change in the AFUDC rate;
•$3 million in higher transmission revenue due to an increase in volume; and
•$3 million in lower income tax expense primarily due to an increase in tax credits and a decrease in EDIT amortization.
The increase was partially offset by:
•$10 million in higher operations and maintenance expenses due to an increase in planned generation outages in 2021 and an increase in employee benefits expense;
•$6 million in lower LFCR revenues as a result of a rate adjustment as approved in the 2020 Rate Order; and
•$5 million in higher depreciation and amortization expense due to an increase in asset base and an increase in depreciation rates and amortization as a result of the 2020 Rate Order.

FACTORS AFFECTING RESULTS OF OPERATIONS
Several factors affect our current and future results of operations. The most significant factors are related to the potential economic impacts of the COVID-19 pandemic, regulatory matters, generation resource shift, and weather patterns.
COVID-19 Pandemic Impacts
The extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on certain developments, including: (i) the duration of the declared health emergencies; (ii) actions by governmental authorities and regulators; (iii) impacts on our customers, employees, and vendors; and (iv) actions by us to assist our customers through this crisis. These developments are continuously evolving and are challenging to predict. Areas currently impacted, and areas we expect to continue to be impacted, that may have an effect on our results of operations, cash flows, and earnings are noted below.
Retail Sales
The COVID-19 pandemic changed consumer and business behavior as a result of safety measures taken to combat the spread. Energy usage by our commercial and industrial customers has decreased below average levels experienced in prior periods. This decrease is expected to last for the duration of the pandemic response and may continue beyond as a result of sustained economic impacts in our service territory. However, energy usage by our residential customers has increased due to stay at home orders and widespread adoption of work from home practices. We expect the increase to last for the duration of the pandemic response and possibly beyond as companies rethink their work from home practices. We have not experienced a significant impact to total retail sales as a result of the COVID-19 pandemic.

Lower retail sales occur during the first quarter of the year, due to mild weather in our retail service territory. Electricity sold to retail customers by class of customer in the first three months of the last three years were as follows:

	Three Months Ended March 31,
(sales in GWh)	2021		2020		2019
Electric Sales
Residential	698	40%	685	38%	705	39%
Commercial	396	22%	416	23%	436	24%
Industrial, non-Mining	402	23%	415	23%	427	23%
Industrial, Mining	268	15%	280	16%	264	14%
Other	4	—%	4	—%	4	—%
Total Retail Sales by Customer Class	1,768	100%	1,800	100%	1,836	100%
Regulatory Matters
We are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Part II, Item 7 of our 2020 Annual Report on Form 10-K and new regulatory matters occurring in 2021.
2020 Rate Order
In December 2020, the ACC issued a rate order for new rates that took effect January 1, 2021.
Provisions of the 2020 Rate Order include, but are not limited to:
•a non-fuel retail revenue increase of $58 million over test year retail revenues;
•a 7.04% return on original cost rate base of $2.7 billion, which includes a cost of equity of 9.15% and an average cost of debt of 4.65%; and
•a capital structure for rate making purposes of approximately 53% common equity and 47% long-term debt.
In addition, the 2020 Rate Order established a second phase of our rate case to address the impact on certain communities due to the closures of fossil-based generation facilities (Phase 2). In January 2021, the ACC staff opened a generic docket related to this matter and will consider additional evidence or recommendations in Phase 2. We cannot predict the timing or outcome of these proceedings.
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
The requested forward-looking formula rate is intended to allow for a more timely recovery of transmission-related costs. If this request is approved, transmission revenues would increase by approximately $7 million annually. As part of the order, the FERC established hearing and settlement procedures. In February 2021, a Presiding Judge was appointed to continue the formula rate case proceeding after the settlement procedures resulted in an impasse. All rates charged under the revised OATT pursuant to the FERC order are subject to refund until the proceeding concludes. We reserved $18 million as of March 31, 2021, and $15 million as of December 31, 2020, of wholesale revenues in Current Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets. We cannot predict the outcome of the proceedings.

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
2020 IRP
Our 2020 IRP includes a goal of reducing our carbon dioxide emissions by 80% compared to levels in 2005 by 2035. To achieve this goal, we plan to continue the retirement of older fossil-fuel resources and replace these assets with a combination of renewable resources, energy storage, and energy efficiency programs. The existing coal-fired generation fleet faces a number of uncertainties impacting the viability of continued operations, including changing state and federal law and energy policies, competition from other resources, fuel supply and land lease contract extensions, environmental regulations, and, for jointly owned facilities, the willingness of other owners to continue their participation. Given this uncertainty, we plan to exit all ownership interests in coal generation facilities over the next 11 years. We will seek regulatory recovery for amounts that would not otherwise be recovered, if any, as a result of these actions. The execution of our IRP is dependent on obtaining regulatory recovery approval.
Oso Grande Wind Project
In 2019, we entered into a BTA to develop Oso Grande, which is expected to be placed in service in May 2021. Oso Grande will add approximately 250 MW of wind-powered electric generation, increasing our total renewable nominal generation capacity to over 500 MW, which includes PPAs and owned utility-scale generation. The project is estimated to cost $446 million, which includes, among other costs, $34 million for AFUDC and $397 million related to the BTA. As of March 31, 2021, total cost of construction incurred from inception was $432 million, which included, among other costs, $30 million for AFUDC and $388 million related to the BTA. The project costs incurred are currently included in Construction Work in Progress on the Condensed Consolidated Balance Sheets.
We are planning to provide more than 70% of our power from wind and solar resources by 2035 as part of our cleaner energy portfolio. The Oso Grande project is expected to provide a significant shift towards renewable generation and further decrease TEP's dependency on coal-fired generation.
Arizona Energy Policy
In 2018, the ACC opened rulemaking dockets to evaluate possible modifications to various energy policies, including existing renewable energy and energy efficiency goals, integrated resource planning, and retail competition for generation services. In 2019 and 2020, the ACC discussed draft rules related to retail electric competition. The ACC discussed those draft rules during workshops, but such rules have not been officially proposed and no changes have been made.
In December 2020, ACC staff issued a Notice of Proposed Rulemaking based on energy rules approved by the ACC in November 2020. If adopted, the new rules would require TEP to: (i) reduce carbon emissions below a baseline level of 50% by 2032 and 100% by 2050; (ii) include a demand-side resource capacity of at least 35% of our 2020 peak demand by 2030; (iii) achieve on average 1.3% annual energy efficiency savings starting in 2021; and (iv) install energy storage systems with an aggregate capacity equal to at least 5% of TEP's 2020 peak demand. The new rules would repeal the existing RES and EE Standards. We would seek the ACC's approval to recover any costs related to new energy policies or requirements. We cannot predict the outcome of these matters or their impact on our financial position or results of operations.
Production Tax Credits
Production Tax Credits (PTCs) are earned as energy from qualifying wind-powered facilities is generated based on a per kilowatt rate as prescribed pursuant to the applicable federal income tax law. Qualifying generating facilities are eligible for the credit for 10 years from the date the facilities are placed in service. The PTC rate is published annually by the IRS and was $0.025 per kWh generated for 2020. The Company will begin earning PTCs once Oso Grande begins generating power to serve our customers. In 2021, Oso Grande is estimated to generate approximately $15 million in PTCs. The PTCs are anticipated to offset most of the operating and interest expenses of Oso Grande, which are not currently in base rates.
Electricity generated from Oso Grande depends heavily on wind conditions. If such conditions vary from our estimates, the project’s electricity generation and associated PTCs may be substantially different than forecasted.
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
Interest Rates
See Part II, Item 7A in our 2020 Annual Report on Form 10-K and Part I, Item 3 of this Form 10-Q for information regarding interest rate risks and its impact on earnings.
RESULTS OF OPERATIONS
Significant drivers of TEP's results of operations that do not have a significant impact on net income include:
•Cost Recovery Mechanisms — TEP records operating revenue related to cost recovery mechanisms that allow for more timely recovery of fuel and purchase power costs and certain operations and maintenance costs between rate case proceedings. These mechanisms, which include PPFAC, Renewable Energy Standard Tariff, DSM, and TEAM are generally reset annually through separate filings with the ACC. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on cost recovery mechanisms.
•Short-Term Wholesale Sales — Revenues related to short-term wholesale sales are primarily related to ACC jurisdictional generation assets and are returned to retail customers by offsetting revenues against fuel and purchased power costs eligible for recovery through the PPFAC cost recovery mechanism.
•Springerville Units 3 and 4 — Operations and maintenance expenses related to Springerville Units 3 and 4 are reimbursed by Tri-State Generation and Transmission Association, Inc., the lessee of Springerville Unit 3, and Salt River Project Agricultural Improvement and Power District, the owner of Springerville Unit 4, through participant billings recorded in Operating Revenues on the Condensed Consolidated Statements of Income.
The following discussion provides the significant items that affected TEP's results of operations in the first three months of 2021 compared with the same period in 2020 presented on a pre-tax basis.

Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2021	2020	Percent
Operating Revenues
Retail	$215	$192	12.0%
Wholesale, Long-Term	10	7	42.9%
Wholesale, Short-Term (1)	50	29	72.4%
Transmission	11	7	57.1%
Springerville Units 3 and 4 Participant Billings	31	20	55.0%
Other	19	24	(20.8)%
Total Operating Revenues	$336	$279	20.4%
(1)Revenues associated with derivatives are primarily returned to retail customers by offsetting the fuel and purchase power costs eligible for recovery through the PPFAC mechanism similar to short-term wholesale sales. As a result, revenues associated with derivatives are included in Wholesale, Short-Term in the table above.
TEP reported Operating Revenues of $336 million in the first three months of 2021 compared with $279 million in the same period for 2020. The increase of $57 million, or 20%, was primarily due to:
•$23 million in higher retail revenue primarily due to: (i) an increase in rates as approved in the 2020 Rate Order; (ii) higher RES cost recoveries as a result of higher program expenses; and (iii) higher fuel and purchase power recoveries due to higher rates and increased volumes;
•$21 million in higher wholesale short-term sales primarily due to an increase in price as a result of a severe winter storm in the southwestern United States in February 2021 and an increase in sales volume;
•$11 million in higher participant billings related to Springerville Units 3 and 4;
•$4 million in higher transmission revenue due to an increase in volume; and
•$3 million in higher wholesale long-term sales primarily due to an increase in volume.
The increase was partially offset by $7 million in lower other revenue due to a decrease in LFCR revenues as a result of a rate adjustment as approved in the 2020 Rate Order.

The following table provides key statistics impacting Operating Revenues:

	Three Months Ended March 31,		Increase (Decrease)
(kWh in millions)	2021	2020	Percent
Electric Sales (kWh) (1)
Retail Sales	1,768	1,800	(1.8)%
Wholesale, Long-Term	137	72	90.3%
Wholesale, Short-Term	1,596	1,246	28.1%
Total Electric Sales	3,501	3,118	12.3%

Average Revenue Per kWh (2)
Retail	12.16	10.67	14.0%
Wholesale, Long-Term	6.97	10.04	(30.6)%
Wholesale, Short-Term	3.11	2.30	35.2%

Total Retail Customers (3)	436,454	431,691	1.1%
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
Operating Expenses
Fuel and Purchased Power Expense
TEP reported Fuel and Purchased Power expense of $119 million in the first three months of 2021 compared with $91 million in the same period for 2020. The increase of $28 million, or 31%, was primarily due to:
•$29 million in higher fuel costs primarily due to an increase in natural gas prices, net of realized gains on natural gas swaps as a result of a severe winter storm in the southwestern United States in February 2021; and
•$13 million in higher purchased power primarily due to an increase in short-term wholesale prices and volume as a result of a severe winter storm in the southwestern United States in February 2021.
The increase was partially offset by a $16 million decrease in expense due to higher PPFAC eligible costs, which exceeded PPFAC recoveries, and were deferred as a regulatory asset.

The following provides key statistics impacting Fuel and Purchased Power:

	Three Months Ended March 31,		Increase (Decrease)
(kWh in millions)	2021	2020	Percent
Sources of Energy
Coal-Fired Generation	1,484	1,409	5.3%
Gas-Fired Generation	1,608	1,476	8.9%
Utility-Owned Renewable Generation	19	20	(5.0)%
Total Generation	3,111	2,905	7.1%
Purchased Power, Non-Renewable	212	170	24.7%
Purchased Power, Renewable	186	151	23.2%
Total Generation and Purchased Power (1)	3,509	3,226	8.8%

(cents per kWh)
Average Fuel Cost of Generated Power (2)
Coal	2.21	2.53	(12.6)%
Natural Gas (3) (4)	3.56	1.80	97.8%
Average Cost of Purchased Power (5)
Purchased Power, Non-Renewable (4)	6.77	2.59	161.4%
Purchased Power, Renewable	8.70	9.31	(6.6)%
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
(4)In February 2021, a severe winter storm in the southwestern United States drove increased energy demand, limited the availability of natural gas to fuel generation stations, and increased the cost of natural gas and purchased power.
(5)This metric represents the fuel cost as cents per kWh for renewable and non-renewable purchased power. This number is calculated as purchased power cost divided by purchased power (kWh) for each respective form of purchased power. Management uses this metric to compare and monitor the costs of renewable and non-renewable purchased power.
Operations and Maintenance Expense
TEP reported Operations and Maintenance Expense of $111 million in the first three months of 2021 compared with $87 million in the same period for 2020. The increase of $24 million, or 28%, was primarily due to:
•$13 million in higher reimbursable maintenance expense related to Springerville Units 3 and 4 planned generation outages in 2021;
•$6 million in higher maintenance expense related to Sundt Units 3 and 4 planned generation outages in 2021; and
•$5 million in higher employee wages and benefits expense.
Depreciation and Amortization Expense
TEP reported Depreciation and Amortization expense of $58 million in the first three months of 2021 compared with $53 million in the same period for 2020. The increase of $5 million, or 9%, was primarily due to:
•$3 million in higher depreciation and amortization expense due to an increase in asset base; and
•$2 million in higher depreciation and amortization expense due to an increase in depreciation rates and amortization as a result of the 2020 Rate Order.

Other Income (Expense)
TEP reported other expense of $7 million in the first three months of 2021 compared with $20 million in the same period for 2020. The decrease of $13 million, or 65%, was primarily due to:
•$8 million increase in the value of investments used to support certain post-employment benefits as a result of favorable market conditions; and
•$4 million in higher AFUDC as a result of a change in the AFUDC rate.
Income Tax Expense
TEP reported Income Tax Expense of $2 million in the first three months of 2021 compared with $4 million in the same period for 2020. The decrease of $2 million, or 50%, was primarily due to:
•$2 million increase in tax credits; and
•$1 million decrease in EDIT amortization.
The decrease was partially offset by $1 million in higher tax expense due to an increase in taxable earnings.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
An extended period of economic disruption driven by the COVID-19 pandemic or other factors could negatively affect our business and financial condition, and access to sources of liquidity. In addition, cash flows may vary during the year with cash flows from operations typically being the lowest in the first quarter of the year and highest in the third quarter due to TEP's summer peaking load. We use our revolving credit under the 2015 Credit Agreement as needed to fund our business activities. We believe that we have sufficient liquidity under our revolving credit agreement to meet short-term working capital needs and to provide credit enhancement as necessary under energy procurement and hedging agreements. The availability and terms under which we have access to external financing depends on a variety of factors, including our credit ratings and conditions in the bank and capital markets.
Available Liquidity

(in millions)	March 31, 2021
Cash and Cash Equivalents	$26
Amount Available under Revolving Credit Agreement (1)	238
Total Liquidity	$264
(1)The 2015 Credit Agreement provides for $250 million of revolving credit commitments with a LOC sublimit of $50 million and a maturity date of October 2022.
Future Liquidity Requirements
We expect to meet all of our financial obligations and other anticipated cash outflows for the foreseeable future. These obligations and anticipated cash outflows include, but are not limited to: (i) dividend payments; (ii) debt maturities; (iii) employee benefit obligations; and (iv) contracted obligations including those forecasted in the Capital Expenditures table reported in our 2020 Annual Report on Form 10-K.

Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing and financing activities:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2021	2020	Percent
Operating Activities	$78	$91	(14.3)%
Investing Activities	(114)	(373)	(69.4)%
Financing Activities	—	284	*
Net Increase (Decrease)	(36)	2	*
Beginning of Period	82	28	192.9%
End of Period	$46	$30	53.3%
* Not meaningful
Operating Activities
In the first three months of 2021, net cash flows from operating activities decreased by $13 million compared with the same period in 2020. The decrease was primarily due to: (i) changes in working capital related to higher fuel costs and the timing of billing collections; and (ii) higher operations and maintenance expenses due to an increase in employee benefits expense and planned generation outages in 2021.
The decrease was partially offset by: (i) higher retail revenues related to an increase in rates as approved in the 2020 Rate Order; and (ii) higher transmission revenues due to an increase in volumes.
Investing Activities
In the first three months of 2021, net cash flows used for investing activities decreased by $259 million compared with the same period in 2020 primarily due to lower capital expenditures related to Oso Grande BTA payments in 2020 not occurring in 2021.
Financing Activities
In the first three months of 2021, net cash flows from financing activities decreased by $284 million compared with the same period in 2020 primarily due to: (i) a decrease in equity contributions from UNS Energy; and (ii) lower proceeds from credit facility borrowings, net of repayments.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of March 31, 2021, TEP had no short-term investments.
Access to Credit Agreements
We have access to working capital through our credit agreements.
In January 2020, $12 million in LOCs at a rate of 1.00% per annum were issued pursuant to TEP taking ownership of Oso Grande under the BTA. As of May 4, 2021, there was $223 million available under the 2015 Credit Agreement.
See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 in our 2020 Annual Report on Form 10-K for additional information regarding our credit agreements.
Debt Financing
We use debt financing to meet a portion of our capital needs and lower our overall cost of capital. Our cost of capital is also affected by our credit ratings.
TEP has, from time to time, refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, we may refinance other debt issuances or repurchase debt in the future. We anticipate issuing long-term debt in the second quarter of 2021.

Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of March 31, 2021, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- and A3, respectively.
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
Debt Covenants
Under certain agreements, should TEP fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of March 31, 2021, TEP was in compliance with these covenants.
We do not have any provisions in any of our debt or lease agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contributions from Parent
TEP received no equity contributions from UNS Energy in the first three months of 2021 and received equity contributions of $150 million in the first three months of 2020. On February 25, 2021, UNS Energy approved an equity contribution up to $50 million to TEP, to be paid on or before April 30, 2021. On April 29, 2021, TEP received an equity contribution of $50 million from UNS Energy.
Dividends Paid to Parent
TEP did not declare or pay dividends to UNS Energy in the first three months of 2021 or 2020.
Master Trading Agreements
TEP conducts its wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, TEP may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits provided to TEP based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of March 31, 2021, TEP had $14 million of cash posted as collateral to provide credit enhancement related to our wholesale marketing or risk management activities. As of May 4, 2021, there was $19 million of cash posted as collateral to provide credit enhancement.
Capital Expenditures
TEP's routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. In the first three months of 2021, there were no material changes to capital expenditures as reported in our 2020 Annual Report on Form 10-K.
Income Tax Position
TEP made a net tax sharing payment of $1 million to UNS Energy in the first three months of 2021. Based on our remaining tax credit carryforward balances and limitations on their use in individual years, we expect to make additional tax sharing payments in 2021. Future payment obligations are subject to change and are not expected to have a significant impact on our operating cash flows.
Payroll Tax
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020. As permitted by the CARES Act, TEP deferred payment of the employer's portion of social security taxes. In 2020, TEP recorded total deferred deposits of $7 million in Accrued Taxes Other than Income Taxes and Regulatory and Other Liabilities—Other on the Consolidated Balance Sheets. TEP expects the total deferred deposits to be paid to the IRS in equal payments in 2021 and 2022.

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
TEP conducted the potential emissions controls evaluation, commonly referred to as the four factor analysis, for both facilities. These evaluations were submitted to the ADEQ in March 2020 for the agency's use in developing the revised SIP. The regulatory deadline for ADEQ to submit the revised SIP to the EPA for approval is July 31, 2021. Based on current Regional Haze requirement time-frames, TEP anticipates that compliance strategies, if any, will likely be required to be implemented three to five years after the ADEQ submits the revised SIP to the EPA. TEP cannot predict the outcome of these matters at this time, but will continue to work with the agency to determine compliance strategies as needed.
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
On March 5, 2021, the U.S. Court of Appeals for the D.C. Circuit issued a mandate vacating and remanding the ACE rule to the EPA. The mandate also vacated amendments that extended the timeline under which companies had to come into compliance with the rule.
TEP cannot predict the outcome of these matters at this time, but will continue to monitor legal challenges, legislative efforts, and administrative rulemakings.
Coal Combustion Residuals Regulation
In April 2015, the EPA issued a final rule requiring the disposal of coal ash and other Coal Combustion Residuals (CCR) to be managed as a solid waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA) for disposal in landfills and/or surface impoundments. Our share of costs to comply with the CCR rule at Four Corners is estimated to be $3 million. This includes estimated costs for corrective action for two CCR units at the facility. Arizona Public Service, the operating agent of Four Corners, began an assessment of corrective measures in 2019, and expects the assessment to continue through 2021.

Since these regulations were finalized, the EPA has taken steps to modify this rule. The following are pending rulemakings:
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
•On March 15, 2018, the EPA proposed to add boron to the list of constituents that trigger corrective action requirements to remediate groundwater impacted by CCR disposal activities. In a separate proposal dated August 14, 2019, the EPA acknowledged that if it finalizes the addition of boron it will need to establish an alternative risk-based groundwater protection standard for boron, as boron does not have a Maximum Contaminant Level. TEP cannot predict the outcome or timing on when the EPA will take final action on this matter.
As of March 31, 2021, the EPA has not taken final action on these proposals. As a result, TEP cannot predict the impact of the proposed rulemakings.
Effluent Limitation Guidelines
In 2015, as part of the Clean Water Act, the EPA published the final Steam Electric Power Generating category Effluent Limitation Guidelines and Standard rule, revising standards and limitations for coal-fired generation wastewater discharges. The rule established new or additional Effluent Limitations Guidelines (ELG) for wastewater discharges associated with fly ash, bottom ash, flue gas desulfurization, flue gas mercury control, and gasification of fuels such as coal and petroleum coke. In response to legal challenges, the EPA revised the ELGs and issued a final rule on August 31, 2020, which became effective December 14, 2020. The final rule revised requirements for flue gas desulfurization wastewater and bottom ash transport water.
With the exception of Four Corners, none of TEP's coal-fired generation facilities are subject to the final rule. The revised ELGs warrant a modification of Four Corners' wastewater discharge permit, or National Pollution Discharge Elimination System permit, which was last issued in September 2019. APS filed a permit modification request on January 11, 2021, which is still pending EPA response. TEP does not anticipate a material impact on operations or financial results.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to apply accounting policies and make estimates, judgments, and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements and related notes. Management believes that there have been no significant changes during the three months ended March 31, 2021, to the items that we disclosed as our critical accounting policies and estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K.
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
There have been no additional risks and no material changes to market risks disclosed in Part II, Item 7A in our 2020 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of March 31, 2021. There was no change in TEP’s internal control over financial reporting during the quarter ended March 31, 2021, that materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of certain legal proceedings affecting TEP, refer to Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A. RISK FACTORS
The business and financial results of TEP are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our 2020 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Susan M. Gray

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Frank P. Marino

*32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL and contained in Exhibit 101

*	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	May 4, 2021	/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)