Form 10-Q
period 2021-06-30
TUCSON ELECTRIC POWER CO
filed 2021-07-29
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of July 28, 2021.

DEFINITIONS
The abbreviations and acronyms used in this Form 10-Q are defined below:
INDUSTRY ACRONYMS AND CERTAIN DEFINITIONS

2015 Credit Agreement	The 2015 Credit Agreement provides for a $250 million revolving credit and letter of credit facilities with a letter of credit sublimit of $50 million; the credit agreement matures in October 2022
2019 FERC Rate Case	In 2019, the FERC issued an order approving TEP's proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings
2020 Annual Report on Form 10-K	TEP's Annual Report on Form 10-K for the year ended December 31, 2020
2020 IRP	TEP's 2020 Integrated Resource Plan filed with the ACC in June 2020, which outlines TEP's energy portfolio over the next 15 years
2020 Rate Order	A rate order issued by the ACC resulting in a new rate structure for TEP, effective on January 1, 2021
ACC	Arizona Corporation Commission
ACC Refund Order	An order issued in 2018 by the ACC approving TEP’s proposal to return savings from TEP’s federal corporate income tax rate under the TCJA to its customers through a combination of customer bill credits and a regulatory liability deferral that reflects the return of a portion of the savings, effective May 1, 2018
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
BTA	Build-Transfer Agreement
COVID-19	Coronavirus Disease 2019
DG	Distributed Generation
DSM	Demand Side Management
EDIT	Excess Deferred Income Taxes
EE Standards	Energy Efficiency Standards
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
IRS	Internal Revenue Service
LFCR	Lost Fixed Cost Recovery
LOC	Letter(s) of Credit
OATT	Open Access Transmission Tariff
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
PTC	Production Tax Credit
RES	Renewable Energy Standard
Retail Rates	Rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment
Summer Moratorium	Emergency rules first enacted by the ACC in 2019 that suspend service disconnections and late fees for electric residential customers who otherwise would be eligible for service disconnection during the period from June 1 through October 15 of each year
TCJA	Tax Cuts and Jobs Act
TEAM	Tax Expense Adjustor Mechanism
ENTITIES AND GENERATING STATIONS

APS	Arizona Public Service Company

Fortis	Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada, whose principal executive offices are located at Fortis Place, Suite 1100, 5 Springdale Street, St. John's, NL A1E 0E4
Four Corners	Four Corners Generating Station
Gila River	Gila River Generating Station
Navajo	Navajo Generating Station
Oso Grande	A 250 MW nominal capacity wind-powered electric generation facility, located in southeastern New Mexico
San Juan	San Juan Generating Station
SES	Southwest Energy Solutions, Inc.
Springerville	Springerville Generating Station
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701
UNS Energy Affiliates	Subsidiaries of UNS Energy Corporation including UniSource Energy Services, Inc., UNS Electric, Inc., UNS Gas, Inc., and Southwest Energy Solutions, Inc.
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNITS OF MEASURE

BBtu	Billion British thermal unit(s), a measure of the quantity of heat required to raise the temperature of one pound of liquid water by one degree Fahrenheit at the temperature at which water has its greatest density, in billions
GWh	Gigawatt-hour(s), a measure of electricity that represents one billion watts of power expended over one hour
kWh	Kilowatt-hour(s), a measure of electricity that represents one thousand watts of power expended over one hour
MW	Megawatt(s), a measure of electricity that represents one million watts of power

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. TEP, or the Company, is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by TEP in this Quarterly Report on Form 10-Q. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, future economic conditions, future operational or financial performance and underlying assumptions, and other statements that are not statements of historical facts. Forward-looking statements may be identified by the use of words such as anticipates, believes, estimates, expects, intends, may, plans, predicts, potential, projects, would, and similar expressions. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of TEP, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany such forward-looking statements. In addition, TEP disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as may otherwise be required by the federal securities laws.
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2020 Annual Report on Form 10-K; Part II, Item 1A. Risk Factors of this Form 10-Q; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; and other parts of this report. These factors include: voter initiatives and state and federal regulatory and legislative decisions and actions, including changes in tax and energy policies and any change in the structure of utility service in Arizona resulting from the ACC's or state legislature's examination of the state's energy policies; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; the final outcome of the 2019 FERC Rate Case; unfavorable rulings, penalties, or findings by the FERC; regional economic and market conditions that could affect customer growth and energy usage; changes in energy consumption by retail customers; weather variations affecting energy usage; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the expected demand plus reserve margin requirements; the cost of debt and equity capital and access to capital markets and bank markets, which may affect our ability to raise additional capital and use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and a changing interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and our related contribution requirements and expenses; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting policies and estimates; the ongoing impact of mandated energy efficiency and DG initiatives; changes to long-term contracts; the cost of fuel and power supplies; the ability to obtain coal from our suppliers; cyber-attacks, data breaches, or other challenges to our information security, including our operations and technology systems; the performance of TEP's generation facilities, including renewable generation resources; participation in the Energy Imbalance Market; the extent of the impact of the COVID-19 pandemic on our business and operations, and the economic and societal disruptions resulting from the COVID-19 pandemic and government actions taken in response thereto; and the implementation of our 2020 IRP.

v

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues	$392,661	$339,705	$728,204	$618,261

Operating Expenses
Fuel	80,497	62,697	171,655	125,996
Purchased Power	50,442	28,833	81,819	47,151
Transmission and Other PPFAC Recoverable Costs	15,660	12,005	29,561	22,600
Increase (Decrease) to Reflect PPFAC Recovery Treatment	(7,968)	6,378	(24,960)	5,196
Total Fuel and Purchased Power	138,631	109,913	258,075	200,943
Operations and Maintenance	94,906	84,032	206,094	171,487
Depreciation	49,698	47,123	97,456	93,622
Amortization	10,540	7,042	21,171	13,998
Taxes Other Than Income Taxes	15,237	14,643	30,794	29,552
Total Operating Expenses	309,012	262,753	613,590	509,602

Operating Income	83,649	76,952	114,614	108,659

Other Income (Expense)
Interest Expense	(23,134)	(22,572)	(44,196)	(43,053)
Allowance For Borrowed Funds	1,899	2,013	4,601	4,895
Allowance For Equity Funds	5,008	7,189	12,102	10,223
Unrealized Gains (Losses) on Investments	1,691	3,276	3,555	(3,151)
Other, Net	2,762	1,339	5,570	2,192
Total Other Income (Expense)	(11,774)	(8,755)	(18,368)	(28,894)

Income Before Income Tax Expense	71,875	68,197	96,246	79,765
Income Tax Expense	8,125	10,707	9,952	14,357
Net Income	$63,750	$57,490	$86,294	$65,408
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net Income	$86,294	$65,408
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	97,456	93,622
Amortization Expense	21,171	13,998
Amortization of Debt Issuance Costs	1,405	1,280
Use of Renewable Energy Credits for Compliance	24,209	21,664
Deferred Income Taxes	9,713	19,866
Pension and Other Postretirement Benefits Expense	7,671	7,442
Pension and Other Postretirement Benefits Funding	(6,190)	(4,955)
Allowance for Equity Funds Used During Construction	(12,102)	(10,223)
Regulatory Deferral, ACC Refund Order	—	8,817
Changes in Current Assets and Current Liabilities:
Accounts Receivable	(46,307)	(11,386)
Materials, Supplies, and Fuel Inventory	(14,439)	3,847
Regulatory Assets	(29,294)	(1,500)
Other Current Assets	(17,093)	2,121
Accounts Payable and Accrued Charges	41,625	(20,317)
Income Taxes Payable, Net	(353)	(7,154)
Regulatory Liabilities	(10,352)	3,213
Other, Net	14,942	2,661
Net Cash Flows—Operating Activities	168,356	188,404
Cash Flows from Investing Activities
Capital Expenditures	(239,970)	(473,881)
Purchase Intangibles, Renewable Energy Credits	(27,810)	(25,746)
Purchase, Other Investments	—	(8,556)
Contributions in Aid of Construction	3,262	2,329
Net Cash Flows—Investing Activities	(264,518)	(505,854)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	35,000	105,000
Repayments of Borrowings, Revolving Credit Facility	(35,000)	(105,000)
Proceeds from Borrowings, Term Loan	—	60,000
Repayments of Borrowings, Term Loan	—	(225,000)
Proceeds from Issuance, Long-Term Debt—Net of Discount	322,231	346,983
Payments of Finance Lease Obligations	—	(11,535)
Contribution from Parent	50,000	200,000
Other, Net	(2,328)	(2,632)
Net Cash Flows—Financing Activities	369,903	367,816
Net Increase in Cash, Cash Equivalents, and Restricted Cash	273,741	50,366
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	82,003	28,472
Cash, Cash Equivalents, and Restricted Cash, End of Period	$355,744	$78,838
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	June 30, 2021	December 31, 2020
ASSETS
Utility Plant
Plant in Service	$7,652,210	$7,073,292
Construction Work in Progress	279,346	627,382
Total Utility Plant	7,931,556	7,700,674
Accumulated Depreciation and Amortization	(2,755,043)	(2,645,333)
Total Utility Plant, Net	5,176,513	5,055,341

Investments and Other Property	79,186	76,299

Current Assets
Cash and Cash Equivalents	336,131	60,960
Accounts Receivable (Net of Allowance for Credit Losses of $12,411 and $13,260)	219,407	173,412
Fuel Inventory	28,356	21,946
Materials and Supplies	135,551	126,788
Regulatory Assets	176,208	123,588
Derivative Instruments	31,198	16,094
Other	45,396	23,895
Total Current Assets	972,247	546,683
Regulatory and Other Assets
Regulatory Assets	269,402	318,474
Derivative Instruments	2,866	725
Other	85,670	92,605
Total Regulatory and Other Assets	357,938	411,804
Total Assets	$6,585,884	$6,090,127
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	June 30, 2021	December 31, 2020
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of June 30, 2021 and December 31, 2020)	$1,696,539	$1,646,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	798,491	712,197
Accumulated Other Comprehensive Loss	(10,504)	(10,942)
Total Common Stock Equity	2,478,169	2,341,437
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of June 30, 2021 and December 31, 2020)	—	—
Long-Term Debt, Net	2,133,935	1,814,059
Total Capitalization	4,612,104	4,155,496
Current Liabilities
Current Maturities of Long-Term Debt, Net	249,901	249,752
Accounts Payable	161,404	109,461
Accrued Taxes Other than Income Taxes	54,291	50,278
Accrued Employee Expenses	32,785	35,129
Accrued Interest	17,606	16,337
Regulatory Liabilities	154,348	151,189
Customer Deposits	12,101	16,450
Derivative Instruments	54,228	27,789
Other	24,051	22,031
Total Current Liabilities	760,715	678,416
Regulatory and Other Liabilities
Deferred Income Taxes, Net	508,793	492,919
Regulatory Liabilities	341,048	390,164
Pension and Other Postretirement Benefits	160,545	163,652
Derivative Instruments	17,238	37,958
Other	185,441	171,522
Total Regulatory and Other Liabilities	1,213,065	1,256,215

Commitments and Contingencies

Total Capitalization and Other Liabilities	$6,585,884	$6,090,127
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Three Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of March 31, 2020	$1,546,539	$(6,357)	$603,710	$(7,636)	$2,136,256
Net Income			57,490		57,490
Other Comprehensive Income, Net of Tax				135	135
Contribution from Parent	50,000				50,000
Balances as of June 30, 2020	$1,596,539	$(6,357)	$661,200	$(7,501)	$2,243,881

Balances as of March 31, 2021	$1,646,539	$(6,357)	$734,741	$(10,723)	$2,364,200
Net Income			63,750		63,750
Other Comprehensive Income, Net of Tax				219	219
Contribution from Parent	50,000				50,000
Balances as of June 30, 2021	$1,696,539	$(6,357)	$798,491	$(10,504)	$2,478,169

	Six Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2019	$1,396,539	$(6,357)	$595,792	$(7,771)	$1,978,203
Net Income			65,408		65,408
Other Comprehensive Income, Net of Tax				270	270
Contribution from Parent	200,000				200,000
Balances as of June 30, 2020	$1,596,539	$(6,357)	$661,200	$(7,501)	$2,243,881

Balances as of December 31, 2020	$1,646,539	$(6,357)	$712,197	$(10,942)	$2,341,437
Net Income			86,294		86,294
Other Comprehensive Income, Net of Tax				438	438
Contribution from Parent	50,000				50,000
Balances as of June 30, 2021	$1,696,539	$(6,357)	$798,491	$(10,504)	$2,478,169
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND FINANCIAL STATEMENT PRESENTATION
TEP is a regulated utility that generates, transmits, and distributes electricity to approximately 437,000 retail customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis.
BASIS OF PRESENTATION
TEP's Condensed Consolidated Financial Statements and disclosures are presented in accordance with GAAP, including specific accounting guidance for regulated operations and the Securities and Exchange Commission's (SEC) interim reporting requirements.
The Condensed Consolidated Financial Statements include the accounts of TEP and its subsidiaries. In the consolidation process, accounts of TEP and subsidiaries are combined and intercompany balances and transactions are eliminated. TEP jointly owns several generation and transmission facilities with both affiliated and non-affiliated entities. TEP records its proportionate share of: (i) jointly-owned facilities in Utility Plant on the Condensed Consolidated Balance Sheets; and (ii) operating costs associated with these facilities in the Condensed Consolidated Statements of Income. These Condensed Consolidated Financial Statements exclude some information and footnotes required by GAAP and the SEC for annual financial statement reporting and should be read in conjunction with the Consolidated Financial Statements and footnotes in TEP's 2020 Annual Report on Form 10-K.
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
As of June 30, 2021, the carrying amounts of assets and liabilities on the balance sheet that relate to variable interests under long-term PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as TEP would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Cash
Restricted cash includes cash balances restricted with respect to withdrawal or usage based on contractual or regulatory considerations. The following table presents the line items and amounts of cash, cash equivalents, and restricted cash reported on the balance sheet and reconciles their sum to the cash flow statement:

	June 30,
(in millions)	2021	2020
Cash and Cash Equivalents	$336	$61
Restricted Cash included in:
Investments and Other Property	18	16
Current Assets—Other	2	2
Total Cash, Cash Equivalents, and Restricted Cash	$356	$79
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
Income Tax Expense
TEP began realizing PTC benefits during 2021 as Oso Grande was placed in service in May 2021. TEP includes projected PTC benefits in the Company's estimated annual effective tax rate calculation. TEP realized PTC benefits of $4 million and $6 million in Income Tax Expense in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2021.
Depreciation
Depreciation is recorded for owned utility plant on a group method straight-line basis at depreciation rates based on the economic lives of the assets. The ACC approves depreciation rates for all generation and distribution assets. Transmission assets are subject to the jurisdiction of the FERC. As part of the 2020 Rate Order, the ACC approved new annual depreciation rates based on a 2018 depreciation study for the major classes of Plant in Service, except transmission, effective January 1, 2021. In March 2021, TEP transferred $33 million from Regulatory Liabilities to Accumulated Depreciation and Amortization on the Condensed Consolidated Balance Sheets to reflect the impact of the revised depreciation rates on estimated cost of removal.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The requested forward-looking formula rate is intended to allow for a more timely recovery of transmission-related costs. As part of the order, the FERC established hearing and settlement procedures. In February 2021, a Presiding Judge was appointed to continue the formula rate case proceeding after the settlement procedures resulted in an impasse. All rates charged under the revised OATT pursuant to the FERC order are subject to refund until the proceeding concludes. TEP had reserved $21 million as of June 30, 2021, and $15 million as of December 31, 2020, of wholesale revenues in Current Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets. TEP cannot predict the outcome of the proceeding.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Beginning of Period	$40	$36	$23	$36
Deferred Fuel and Purchased Power Costs (1)	83	67	150	115
PPFAC and Base Power Recoveries (2)	(76)	(75)	(126)	(123)
End of Period	$47	$28	$47	$28
(1)Includes costs eligible for recovery through the PPFAC and base power rates.
(2)In March 2021, the ACC approved a PPFAC surcharge as part of TEP's annual rate adjustment request, which went into effect on June 1, 2021.
Tax Expense Adjustor Mechanism
The TEAM allows for the timely recovery of future significant income tax changes. The TEAM provides the Company the ability to pass through as a kWh surcharge: (i) the TCJA Regulatory Deferral balance to the initial 2021 TEAM rate; (ii) the change in EDIT compared to the test year; and (iii) the income tax effects of tax legislation that materially impacts TEP's 2018 test year revenue requirements. The TEAM went into effect January 1, 2021, as approved in the 2020 Rate Order. TEP's regulatory liability balance related to the TEAM is $11 million as of June 30, 2021 and $29 million as of December 31, 2020 in Current Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets. TEP refunded $18 million to customers in the six months ended June 30, 2021.
Federal Tax Legislation
In 2018, the ACC approved TEP’s proposal to return savings from TEP’s federal corporate income tax rate under the TCJA to its customers through a combination of customer bill credits and a regulatory liability deferral that reflected the return of a portion of the savings. TEP recognized a reduction in Operating Revenues on the Condensed Consolidated Statements of Income of $9 million and $16 million in the three and six months ended June 30, 2020, respectively, related to the ACC approved refunds. As part of the 2020 Rate Order, the balances in the regulatory liability deferral and TCJA balancing account were moved to the TEAM regulatory account in December 2020.
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
The most recent annual implementation plan approved by the ACC was TEP's 2019 RES implementation plan with a budget amount of $55 million. The approved amounts fund: (i) above market cost of renewable power purchases; (ii) previously awarded incentives for customer-installed DG; and (iii) various other program costs.
Energy Efficiency Standards
TEP is required to implement cost-effective DSM programs to comply with the ACC’s EE Standards. The EE Standards provide regulated utilities a DSM surcharge to recover from retail customers the costs to implement DSM programs, as well as an annual performance incentive. TEP records its annual DSM performance incentive for the prior calendar year in the first quarter of each year. TEP recorded $2 million in both 2021 and 2020 related to the performance incentive in Operating Revenues on the Condensed Consolidated Statements of Income.
In 2019, the ACC approved TEP’s 2018 energy efficiency implementation plan with a budget of $23 million, which is collected through the DSM surcharge, and approved a waiver of the 2018 EE Standard. In addition, the ACC ordered that TEP's 2018 energy efficiency implementation plan be considered as its 2019 and 2020 energy efficiency implementation plans. In June 2021, TEP filed its 2022 energy efficiency implementation plan with a budget of $23 million.
Lost Fixed Cost Recovery Mechanism
The LFCR mechanism provides for recovery of certain non-fuel costs that would go unrecovered between rate cases due to reduced retail kWh sales as a result of implementing ACC-approved energy efficiency programs and customer-installed DG.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The table below summarizes the LFCR revenues recognized in Operating Revenues on the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
LFCR Revenues	$3	$10	$9	$22
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded in the balance sheet are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	June 30, 2021	December 31, 2020
Regulatory Assets
Pension and Other Postretirement Benefits	Various	$162	$166
Derivatives (Note 9)	9	56	55
Lost Fixed Cost Recovery	2	50	59
Under Recovered Purchased Energy Costs	1	47	23
Early Generation Retirement Costs	Various	40	43
Property Tax Deferrals (1)	1	26	26
Income Taxes Recoverable through Future Rates (2)	Various	23	27
Final Mine Reclamation and Retiree Healthcare Costs (3)	8	21	20
Springerville Unit 1 Leasehold Improvements (4)	2	5	7
Other Regulatory Assets	Various	15	16
Total Regulatory Assets		445	442
Less Current Portion	1	176	124
Total Non-Current Regulatory Assets		$269	$318

Regulatory Liabilities
Income Taxes Payable through Future Rates (2)	Various	$286	$298
Net Cost of Removal (5)	Various	86	125
Renewable Energy Standard	Various	61	63
Transmission Revenue Subject to Refund—FERC	Various	21	15
Tax Reform Bill Credit	Various	11	29
Other Regulatory Liabilities	Various	30	11
Total Regulatory Liabilities		495	541
Less Current Portion	1	154	151
Total Non-Current Regulatory Liabilities		$341	$390
(1)Recorded as a regulatory asset based on historical ratemaking treatment allowing regulated utilities recovery of property taxes on a pay-as-you-go or cash basis. TEP records a liability to reflect the accrual for financial reporting purposes and an offsetting regulatory asset to reflect recovery for regulatory purposes. This asset is fully recovered in rates with a recovery period of approximately six months.
(2)Amortized over five years, 10 years, or the lives of the assets.
(3)Represents costs associated with TEP’s jointly-owned facilities at San Juan and Four Corners. TEP recognizes these costs at future value and is permitted to fully recover these costs on a pay-as-you-go basis through the PPFAC mechanism. The majority of final mine reclamation costs are expected to be funded by TEP through 2028.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
PLANT IN SERVICE
In 2019, TEP entered into a BTA to develop Oso Grande. In May 2021, Oso Grande was placed in service, adding 250 MW of wind-powered electric generation, increasing TEP's total renewable nominal generation capacity, including PPAs and owned utility-scale generation, to over 600 MW. As of June 30, 2021, there was $437 million in costs related to Oso Grande in Plant in Service on the Condensed Consolidated Balance Sheets, of which $388 million and $33 million related to the BTA and AFUDC, respectively.

NOTE 3. REVENUE
DISAGGREGATION OF REVENUES
TEP earns the majority of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Retail (1)	$297	$265	$512	$457
Wholesale (2)	47	30	103	66
Other Services	25	23	61	47
Revenues from Contracts with Customers	369	318	676	570
Alternative Revenues	3	10	10	24
Other	21	12	42	24
Total Operating Revenues	$393	$340	$728	$618
(1)In 2020, the ACC issued a rate order for new rates that took effect January 1, 2021. See Note 2 for more information regarding the 2020 Rate Order.
(2)In 2019, the FERC issued an order approving TEP's proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings. TEP recognizes a provision for revenues subject to refund for the estimate of revenues that are probable of refund. See Note 2 for more information regarding the 2019 FERC Rate Case.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable on the Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2021	December 31, 2020
Retail	$94	$90
Retail, Unbilled	70	41
Retail, Allowance for Credit Losses	(12)	(13)
Wholesale (1)	38	33
Due from Affiliates (Note 5)	14	9
Other	15	13
Accounts Receivable	$219	$173
(1)Includes $19 million as of June 30, 2021, and $7 million as of December 31, 2020, of receivables related to revenue from derivative instruments.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Beginning of Period	$(13)	$(6)	$(13)	$(6)
Credit Loss Expense	—	(1)	(1)	(2)
Write-offs	1	—	2	1
End of Period	$(12)	$(7)	$(12)	$(7)
Service Disconnection Moratoriums
In 2019, the ACC enacted the Summer Moratorium. The Summer Moratorium has remained in effect for 2020 and 2021 to date and will remain in effect each year until the ACC permanently adopts new rules regarding electric service disconnections. In addition, as a result of the COVID-19 pandemic, TEP voluntarily suspended service disconnections and late fees from March 2020 through January 2021 for all customers who would have otherwise been disconnected.
In December 2020, the ACC enacted a bill credit and payment program for residential customers who are behind on their electric bills as a result of the COVID-19 pandemic. For qualifying customers, the program included: (i) an upfront bill credit applied to their December 2020 bill; and (ii) automatic enrollment into an eight-month payment plan. TEP also voluntarily created payment arrangements for commercial customers similarly affected by COVID-19 during this period. During the second quarter of 2021, TEP experienced accounts receivable collection activity consistent with pre-COVID-19 pandemic conditions and has made significant progress collecting aged accounts receivable from customers impacted by the COVID-19 pandemic.
TEP will continue to monitor collection activity and adjust its allowance for credit losses as needed.

NOTE 5. RELATED PARTY TRANSACTIONS
TEP engages in various transactions with Fortis, UNS Energy, and UNS Energy Affiliates. These transactions include: (i) the sale and purchase of power and transmission services; (ii) common cost allocations; and (iii) the provision of corporate and other labor-related services. Effective January 1, 2021, TEP hired SES's employees and will no longer utilize SES's services.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the components of related party balances included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2021	December 31, 2020
Receivables from Related Parties
UNS Electric	$13	$6
UNS Gas	1	1
UNS Energy	—	2
Total Due from Related Parties	$14	$9

Payables to Related Parties
UNS Electric	$3	$—
UNS Energy	1	1
SES	—	4
Total Due to Related Parties	$4	$5
The following table presents the components of related party transactions included in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Goods and Services Provided by TEP to Affiliates
Transmission Revenues, UNS Electric (1)	$3	$2	$6	$4
Wholesale Revenues, UNS Electric (2)	4	—	5	—
Control Area Services, UNS Electric (3)	1	1	3	2
Common Costs, UNS Energy Affiliates (4)	5	4	10	9

Goods and Services Provided by Affiliates to TEP
Wholesale Revenues, UNS Electric (1)	$1	$—	$1	$—
Supplemental Workforce, SES (5)	—	3	—	7
Corporate Services, UNS Energy (6)	2	2	4	3
Corporate Services, UNS Energy Affiliates (7)	1	1	2	2
(1)TEP and UNS Electric sell power and transmission services to each other. Wholesale power is sold at prevailing market prices while transmission services are sold at FERC-approved rates through the applicable OATT.
(2)TEP charges UNS Electric for capacity, power, and ancillary services under a tolling PPA. See Note 7 for additional information related to the tolling PPA.
(3)TEP charges UNS Electric for control area services under a FERC-approved Control Area Services Agreement.
(4)Common costs (information systems, facilities, etc.) are allocated on a cost-causative basis and recorded as revenue by TEP. The method of allocation is deemed reasonable by management and is reviewed by the ACC as part of the rate case process.
(5)SES provided supplemental workforce and meter-reading services to TEP based on related party service agreements. The charges were based on cost of services performed and deemed reasonable by management.
(6)Costs for corporate services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry-accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 85% of UNS Energy's allocated costs. The Corporate Services, UNS Energy line includes legal, audit, and Fortis' management fees. TEP's share of Fortis' management fees were $1 million and $3 million for the three and six months ended June 30, 2021 and 2020, respectively.
(7)Costs for corporate services (e.g., finance, accounting, tax, legal, and information technology) and other labor services for UNS Energy Affiliates are directly assigned to the benefiting entity at a fully burdened cost when possible.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIVIDENDS PAID TO PARENT
On July 26, 2021, TEP declared and paid a $38 million dividend to UNS Energy.

NOTE 6. DEBT AND CREDIT AGREEMENTS
There have been no significant changes to TEP's debt or credit agreements from those reported in its 2020 Annual Report on Form 10-K, except as noted below.
DEBT
Issuance
In May 2021, TEP issued and sold $325 million aggregate principal amount of 3.25% senior unsecured notes due May 2051. TEP may redeem the debt prior to November 1, 2050, with a make-whole premium plus accrued interest. On or after November 1, 2050, TEP may redeem the debt at par plus accrued interest. TEP intends to use the net proceeds to redeem debt in August 2021 and for general corporate purposes. On July 20, 2021, TEP issued a revocable notice to redeem $250 million aggregate principal amount of 5.15% senior unsecured notes at par on August 20, 2021. These notes have a maturity date of November 15, 2021.
CREDIT AGREEMENTS
Amounts borrowed under the credit agreements are recorded in Borrowings Under Credit Agreements on the Consolidated Balance Sheets.
2015 Credit Agreement
In January 2020, $12 million in LOCs with fees accruing at a rate of 1.00% per annum were issued pursuant to TEP taking ownership of Oso Grande under the BTA. In May 2021, Oso Grande was placed in service and a $2 million LOC was cancelled. The remaining $10 million LOC remains outstanding. As of July 28, 2021, there was $240 million available under the 2015 Credit Agreement revolving credit commitment and LOC facility.
2019 Credit Agreement
In December 2019, TEP entered into an unsecured credit agreement with a maturity date of December 2020 that provided for $225 million in term loans (2019 Credit Agreement), of which $165 million was borrowed as of December 2019. In March 2020, TEP borrowed the remaining available balance of $60 million. Amounts borrowed were used: (i) to complete the purchase of Gila River Unit 2 Generating Station; (ii) to make payments for the construction of the Oso Grande project; and (iii) for other general corporate purposes. In April 2020, net proceeds from the sale of senior unsecured notes were used to repay the outstanding term loans and the agreement was terminated.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
In addition to those reported in its 2020 Annual Report on Form 10-K, TEP entered into the following long-term commitments through June 30, 2021:

(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Minimum Purchase Commitments
Fuel, Including Transportation	$—	$14	$12	$—	$—	$—	$26
Purchased Power	41	47	47	—	—	—	135
Purchase Commitments
Renewable Power Purchase Agreements	3	8	8	8	8	111	146
Total Commitments	$44	$69	$67	$8	$8	$111	$307
Costs for Purchased Power and Fuel, Including Transportation, are recoverable from customers through the PPFAC mechanism. A portion of the costs of renewable PPAs are recoverable through the PPFAC, with the balance of costs recoverable through the RES tariff. See Note 2 for information on ACC approved cost recovery mechanisms.
Fuel, Including Transportation
In June 2021, TEP entered into natural gas commodity purchase agreements at market prices that expire through the fourth quarter of 2023. The commitment amounts included in the table above are based on projected market prices as of June 30, 2021.
Purchased Power
In June 2021, TEP entered into tolling PPAs to purchase and receive up to 300 MW of capacity, power, and ancillary services from June 15 through October 15 in 2021, 2022, and 2023. TEP will pay monthly capacity charges and variable power charges.
TEP entered into tolling PPAs with UNS Electric in June and July 2021 to sell and deliver up to 150 MW of the capacity, power, and ancillary services over the same time periods. UNS Electric will pay TEP monthly capacity charges equal to 50% of TEP's monthly capacity charges and variable power charges. TEP's commitment does not reflect any reduction for the subsequent sale of capacity.
Renewable Power Purchase Agreements
TEP enters into long-term renewable PPAs which require TEP to purchase 100% of certain renewable energy generation facilities output once commercial operation status is achieved. In April 2021, one of these facilities and the associated battery storage achieved commercial operation. The PPA expires in April 2041. While TEP is not required to make payments under this agreement if power is not delivered, estimated future payments, excluding battery storage, are included in the table above.
CONTINGENCIES
Legal Matters
TEP is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. TEP believes such normal and routine litigation will not have a material impact on its operations or consolidated financial results.
Mine Reclamation at Generation Facilities Not Operated by TEP
TEP pays ongoing mine reclamation costs related to coal mines that supply generation facilities in which TEP has an ownership interest but does not operate. Amounts recorded for final mine reclamation are subject to various assumptions, such as estimations of reclamation costs, timing of when final reclamation will occur, and the expected inflation rate. As these assumptions change, TEP prospectively adjusts the expense amounts for final reclamation over the remaining coal supply agreements’ terms. TEP’s PPFAC allows the Company to pass through to retail customers final mine reclamation costs, as a component of fuel costs. Therefore, TEP defers these expenses until recovered from customers by increasing the regulatory asset and the reclamation liability over the remaining life of the coal supply agreements and recovers the regulatory asset through the PPFAC as final mine reclamation costs are paid.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TEP is liable for a portion of final mine reclamation costs upon closure of the mines servicing San Juan and Four Corners. TEP’s estimated share of final mine reclamation costs at both mines is $47 million upon expiration of the related coal supply agreements, which expire in 2022 and 2031, respectively. An aggregate liability balance related to San Juan and Four Corners final mine reclamation of $40 million as of June 30, 2021 and December 31, 2020, was recorded in Other on the Condensed Consolidated Balance Sheets. See Note 2 for additional information related to final mine reclamation costs.
Performance Guarantees
TEP has joint generation participation agreements with participants at San Juan, Four Corners, and Luna Generating Station, which expire in 2022, 2041, and 2046, respectively. The Navajo participation agreement expired in 2019, but certain performance obligations continue through the decommissioning of the generation facility. The participants in each of the generation facilities, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. Relative to Navajo performance obligations, in the case of a default, the non-defaulting participants would seek financial recovery directly from the defaulting party. With the exception of Four Corners, there is no maximum potential amount of future payments TEP could be required to make under the guarantees. The maximum potential amount of future payments by the non-defaulting parties is $250 million at Four Corners. As of June 30, 2021, there have been no such payment defaults under any of the participation agreements.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. EMPLOYEE BENEFIT PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
(in millions)	2021	2020	2021	2020
Service Cost	$5	$4	$1	$1
Non-Service Cost (1)
Interest Cost	4	4	1	1
Expected Return on Plan Assets	(9)	(8)	(1)	(1)
Amortization of Net Loss	3	2	—	—
Net Periodic Benefit Cost	$3	$2	$1	$1

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Service Cost	$10	$8	$3	$2
Non-Service Cost (1)
Interest Cost	7	8	1	1
Expected Return on Plan Assets	(17)	(15)	(1)	(1)
Amortization of Net Loss	5	4	—	—
Net Periodic Benefit Cost	$5	$5	$3	$2
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	June 30, 2021
Assets
Cash Equivalents (1)	$250	$—	$250
Restricted Cash (1)	20	—	20
Energy Derivative Contracts, Regulatory Recovery (2)	—	33	33
Energy Derivative Contracts, No Regulatory Recovery (2)	—	1	1
Total Assets	270	34	304
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(71)	(71)
Total Liabilities	—	(71)	(71)
Total Assets (Liabilities), Net	$270	$(37)	$233

(in millions)	December 31, 2020
Assets
Restricted Cash (1)	$21	$—	$21
Energy Derivative Contracts, Regulatory Recovery (2)	—	14	14
Energy Derivative Contracts, No Regulatory Recovery (2)	—	3	3
Total Assets	21	17	38
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(66)	(66)
Total Liabilities	—	(66)	(66)
Total Assets (Liabilities), Net	$21	$(49)	$(28)
(1)Cash Equivalents and Restricted Cash represent amounts held in money market funds, which approximates fair market value. Cash Equivalents are included in Cash and Cash Equivalents on the Condensed Consolidated Balance Sheets. Restricted Cash is included in Investments and Other Property and in Current Assets—Other on the Condensed Consolidated Balance Sheets.
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
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis on the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	June 30, 2021
Derivative Assets
Energy Derivative Contracts	$34	$26	$—	$8
Derivative Liabilities
Energy Derivative Contracts	(71)	(26)	(24)	(21)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	December 31, 2020
Derivative Assets
Energy Derivative Contracts	$17	$14	$—	$3
Derivative Liabilities
Energy Derivative Contracts	(66)	(14)	(7)	(45)
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Unrealized Net Gain	$17	$6	$13	$15
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Operating Revenues	$—	$4	$1	$5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Derivative Volumes
As of June 30, 2021, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	June 30, 2021	December 31, 2020
Power Contracts GWh	2,603	4,143
Gas Contracts BBtu	134,891	111,585
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
The value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $76 million as of June 30, 2021, compared with $60 million as of December 31, 2020. As of June 30, 2021, TEP had $24 million of cash posted as collateral to provide credit enhancement which was reflected in Current Assets—Other on the Condensed Consolidated Balance Sheets. As of July 28, 2021, there was $19 million of cash posted as collateral to provide credit enhancement. If the credit risk contingent features were triggered on June 30, 2021, TEP would have been required to post an additional $52 million of collateral of which $41 million relates to outstanding net payable balances for settled positions.
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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Net Carrying Value		Fair Value
(in millions)		June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,384	$2,064	$2,627	$2,363

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that resulted in recognition of assets and liabilities but did not result in cash receipts or payments were as follows:

	Six Months Ended June 30,
(in millions)	2021	2020
Accrued Capital Expenditures	$36	$29
Asset Retirement Obligations Increase (Decrease) (1)	13	(1)
Renewable Energy Credits	5	5
Net Cost of Removal Decrease (2)	(36)	(5)
(1)The non-cash additions to Asset Retirement Obligations and related capitalized assets primarily represent a new obligation related to Oso Grande.
(2)Represents an accrual for future cost of retirement net of salvage values that does not impact earnings. See Note 1 for additional information related to new depreciation rates approved as part of the 2020 Rate Order.

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
We cannot predict the ultimate effects of the pandemic on the economy or our service territory. We continue to monitor developments affecting our workforce, customers, suppliers, and operations. We have not experienced a material impact to our results of operations as a result of the COVID-19 pandemic.

Performance - The second quarter of 2021 compared with the second quarter of 2020
TEP reported net income of $64 million in the second quarter of 2021 compared with net income of $57 million in the second quarter of 2020. The increase of $7 million, or 12%, was primarily due to:
•$26 million in higher retail revenue primarily due to an increase in rates as approved in the 2020 Rate Order and favorable weather;
•$3 million in lower income tax expense primarily due to an increase in PTCs; and
•$2 million in higher transmission revenue primarily due to an increase in sales volume.
The increase was partially offset by:
•$6 million in higher operations and maintenance expenses due to an increase in planned generation outages in 2021;
•$5 million in lower LFCR revenues as a result of a rate adjustment as approved in the 2020 Rate Order;
•$5 million in higher depreciation and amortization expense due to an increase in asset base and an increase in depreciation rates and amortization as a result of the 2020 Rate Order;
•$4 million in lower gains from wholesale transactions;
•$2 million in higher operations and maintenance expenses due to an increase in employee benefits expense;
•$2 million in lower AFUDC due to a 2020 FERC Order that provided for an adjustment in the AFUDC calculation not recurring in 2021; and
•$2 million decrease in the value of investments used to support certain post-employment benefits as a result of less favorable market conditions.
Performance - The first six months of 2021 compared with the first six months of 2020
TEP reported net income of $86 million in the first six months of 2021 compared with net income of $65 million in the first six months of 2020. The increase of $21 million, or 32%, was primarily due to:
•$43 million in higher retail revenue primarily due to an increase in rates as approved in the 2020 Rate Order and favorable weather;
•$7 million increase in the value of investments used to support certain post-employment benefits as a result of favorable market conditions;
•$6 million in lower income tax expense primarily due to an increase in PTCs and a decrease in EDIT amortization;
•$6 million in higher transmission revenue primarily due to an increase in sales volume; and
•$1 million in higher AFUDC as a result of a change in the AFUDC rate; partially offset by a 2020 FERC Order that provided for an adjustment in the AFUDC calculation not recurring in 2021.
The increase was partially offset by:
•$11 million in lower LFCR revenues as a result of a rate adjustment as approved in the 2020 Rate Order;
•$10 million in higher operations and maintenance expenses due to an increase in planned generation outages in 2021;
•$10 million in higher depreciation and amortization expense due to an increase in asset base and an increase in depreciation rates and amortization as a result of the 2020 Rate Order;
•$6 million in higher operations and maintenance expenses due to an increase in employee wages and benefits expense; and
•$4 million in lower gains from wholesale transactions.

FACTORS AFFECTING RESULTS OF OPERATIONS
Several factors affect our current and future results of operations. The most significant factors are related to the economic impacts of the COVID-19 pandemic, regulatory matters, generation resource strategy, and weather patterns.
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
Retail Sales
The COVID-19 pandemic changed consumer and business behavior as a result of safety measures taken to combat the spread. In 2020, energy usage by our commercial and industrial customers decreased below average levels experienced in prior periods, and energy usage by our residential customers increased due to stay at home orders and widespread adoption of work from home practices. However, in the first half of 2021, usage has begun to return to pre-COVID-19 pandemic patterns. We have not experienced a significant impact on total retail sales as a result of the COVID-19 pandemic.
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
The requested forward-looking formula rate is intended to allow for a more timely recovery of transmission-related costs. As part of the order, the FERC established hearing and settlement procedures. In February 2021, a Presiding Judge was appointed to continue the formula rate case proceeding after the settlement procedures resulted in an impasse. All rates charged under the revised OATT pursuant to the FERC order are subject to refund until the proceeding concludes. We reserved $21 million as of June 30, 2021, and $15 million as of December 31, 2020, of wholesale revenues in Current Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets. We cannot predict the outcome of the proceedings.
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
Generation Resource Strategy
Our long-term strategy is to continue our shift from carbon-intensive sources to a more sustainable energy portfolio including expanding renewable energy resources while reducing reliance on coal-fired generation resources. In June 2020, we filed our 2020 IRP with the ACC, which provides details on our long-term strategy.
2020 IRP
Our 2020 IRP includes a goal of reducing our carbon dioxide emissions by 80% compared to levels in 2005 by 2035. To achieve this goal, we plan to continue the retirement of older fossil-fuel resources and replace these assets with a combination of renewable resources, energy storage, and energy efficiency programs. The existing coal-fired generation fleet faces a number of uncertainties impacting the viability of continued operations, including changing state and federal law and energy policies, competition from other resources, fuel supply and land lease contract extensions, environmental regulations, and, for jointly owned facilities, the willingness of other owners to continue their participation. Given this uncertainty, we plan to exit all ownership interests in coal generation facilities over the next 11 years. We will seek regulatory recovery for amounts that would not otherwise be recovered, if any, as a result of these actions. The execution of our 2020 IRP is dependent on obtaining regulatory recovery approval in future separate proceedings.
Renewable Energy Projects
In 2019, we entered into a BTA to develop Oso Grande. In May 2021, Oso Grande was placed in service, adding approximately 250 MW of wind-powered electric generation, increasing our total renewable nominal generation capacity, including PPAs and owned utility-scale generation, to over 600 MW. As of June 30, 2021, there was $437 million in costs related to Oso Grande in Plant in Service on the Condensed Consolidated Balance Sheets, of which $388 million and $33 million related to the BTA and AFUDC, respectively.
We enter into long-term renewable PPAs which require us to purchase 100% of certain renewable energy generation facilities output once commercial operation status is achieved. In April 2021, a 100 MW facility, which is accompanied by 30 MW of battery storage, achieved commercial operation. The PPA expires in April 2041.
We are planning to provide more than 70% of our power from wind and solar resources by 2035 as part of our cleaner energy portfolio. The Oso Grande project and renewable PPAs provide a significant shift towards renewable generation and further decrease our dependency on coal-fired generation.
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
In December 2020, ACC staff issued a Notice of Proposed Rulemaking based on energy rules approved by the ACC in November 2020. In June 2021, these rules were modified by amendments and sent back through the formal rulemaking process. If adopted, the new rules would require us to: (i) reduce carbon emissions below a baseline level of 50% by 2032, 65% by 2040, 80% by 2050, 95% by 2060, and 100% by 2070; (ii) include a demand-side resource capacity of at least 35% of our 2020 peak demand by 2030; (iii) achieve on average 1.3% annual energy efficiency savings starting in 2021; and (iv) install energy storage systems with an aggregate capacity equal to at least 5% of our 2020 peak demand. The new rules would repeal the existing RES and EE Standards. We would seek the ACC's approval to recover any costs related to new energy policies or requirements. We cannot predict the outcome of these matters or their impact on our financial position or results of operations.

Service Disconnection Moratorium
In 2019, the ACC enacted the Summer Moratorium. The Summer Moratorium has remained in effect for 2020 and 2021 to date and will remain in effect each year until the ACC permanently adopts new rules regarding electric service disconnections. In May 2021, ACC staff issued a Notice of Proposed Rulemaking for disconnection rules preliminarily approved by the ACC. If adopted, these rules would require us to choose to suspend disconnections either: (i) when temperatures are forecasted to be less than 32 degrees or more than 95 degrees Fahrenheit; or (ii) during the period from June 1 through October 15 each year. We cannot predict the outcome of these matters or their impact on our financial position or results of operations.
Production Tax Credits
PTCs are earned as energy from qualifying wind-powered facilities is generated based on a per kilowatt rate as prescribed pursuant to the applicable federal income tax law. Qualifying generating facilities are eligible for the credit for 10 years from the date the facilities are placed in service. The PTC rate for 2021 is $0.025 per kWh generated. Oso Grande began generating power to serve our customers in May 2021; the Company began earning PTCs at that time. Oso Grande is estimated to generate approximately $13 million and $25 million in PTCs in 2021 and 2022, respectively. The PTCs are anticipated to offset most of the operating and interest expenses of Oso Grande, which are not currently in base rates.
Electricity generated from Oso Grande depends heavily on wind conditions. If such conditions vary from our estimates, the project’s electricity generation and associated PTCs may be substantially different than forecasted.
Weather Patterns
Changing weather patterns and other factors cause seasonal fluctuations in sales of power. The Company's summer peaking load occurs during the third quarter of the year when cooling demand is higher, which results in higher revenue during such period. By contrast, lower sales of power occur during the first and fourth quarters of the year, due to mild winter weather in our retail service territory. Seasonal fluctuations affect the comparability of our results of operations.
Interest Rates
See Part II, Item 7A in our 2020 Annual Report on Form 10-K and Part I, Item 3 of this Form 10-Q for information regarding interest rate risk and its impact on earnings.
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
The following discussion provides the significant items that affected TEP's results of operations in the second quarter and first six months of 2021 compared with the same periods in 2020 presented on a pre-tax basis.

Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2021	2020	Percent	2021	2020	Percent
Operating Revenues
Retail	$297	$265	12.1%	$512	$457	12.0%
Wholesale, Long-Term	10	7	42.9%	20	14	42.9%
Wholesale, Short-Term (1)	41	25	64.0%	91	54	68.5%
Transmission	9	6	50.0%	20	13	53.8%
Springerville Units 3 and 4 Participant Billings	20	18	11.1%	51	38	34.2%
Other	16	19	(15.8)%	34	42	(19.0)%
Total Operating Revenues	$393	$340	15.6%	$728	$618	17.8%
(1)Revenues associated with derivatives are primarily returned to retail customers by offsetting the fuel and purchase power costs eligible for recovery through the PPFAC mechanism similar to short-term wholesale sales. As a result, revenues associated with derivatives are included in Wholesale, Short-Term in the table above.
TEP reported Operating Revenues of $393 million in the second quarter of 2021 compared with $340 million in the same period for 2020. The increase of $53 million, or 16%, was primarily due to:
•$32 million in higher retail revenue primarily due to: (i) an increase in rates as approved in the 2020 Rate Order; (ii) favorable weather; and (iii) higher RES cost recoveries as a result of higher program expenses;
•$20 million in higher wholesale short-term sales primarily due to an increase in price and sales volume;
•$3 million in higher wholesale long-term sales primarily due to an increase in sales volume;
•$3 million in higher transmission revenue primarily due to an increase in sales volume; and
•$2 million in higher participant billings related to Springerville Units 3 and 4.
The increase was partially offset by:
•$3 million in lower other revenue due to a decrease in LFCR revenues as a result of a rate adjustment as approved in the 2020 Rate Order; partially offset by a natural gas transportation asset management agreement entered into in 2020; and
•$4 million in lower gains from wholesale transactions.
TEP reported Operating Revenues of $728 million in the first six months of 2021 compared with $618 million in the same period for 2020. The increase of $110 million, or 18%, was primarily due to:
•$55 million in higher retail revenue primarily due to: (i) an increase in rates as approved in the 2020 Rate Order; (ii) favorable weather; (iii) higher RES cost recoveries as a result of higher program expenses; and (iv) higher fuel and purchase power recoveries due to higher rates;
•$41 million in higher wholesale short-term sales primarily due to an increase in price and sales volume;
•$13 million in higher participant billings related to Springerville Units 3 and 4;
•$7 million in higher transmission revenue primarily due to an increase in sales volume;
•$6 million in higher wholesale long-term sales primarily due to an increase in sales volume; and
•$3 million in higher other revenue due to a natural gas transportation asset management agreement entered into in 2020.

The increase was partially offset by:
•$13 million in lower other revenue due to a decrease in LFCR revenues as a result of a rate adjustment as approved in the 2020 Rate Order; and
•$4 million in lower gains from wholesale transactions.
The following table provides key statistics impacting Operating Revenues:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(kWh in millions)	2021	2020	Percent	2021	2020	Percent
Electric Sales (kWh) (1)
Retail Sales	2,340	2,298	1.8%	4,108	4,098	0.2%
Wholesale, Long-Term (2)	174	76	128.9%	311	148	110.1%
Wholesale, Short-Term	1,176	1,102	6.7%	2,772	2,348	18.1%
Total Electric Sales	3,690	3,476	6.2%	7,191	6,594	9.1%

Average Revenue Per kWh (3)
Retail	12.70	11.53	10.1%	12.47	11.15	11.8%
Wholesale, Long-Term	5.87	8.51	(31.0)%	6.35	9.25	(31.4)%
Wholesale, Short-Term	3.46	1.87	85.0%	3.26	2.10	55.2%

Total Retail Customers (4)				436,924	432,129	1.1%
(1)These numbers represent the kWh sold to retail, long-term wholesale, and short-term wholesale customers. Management uses kWh sold to retail and wholesale customers to monitor electricity usage.
(2)Increase in sales volume is primarily due to an increase in sales to certain long-term wholesale customers.
(3)This metric represents the amount earned per kWh for retail and wholesale revenue. This number is calculated as revenue divided by Electric Sales (kWh) for each respective revenue class. Management uses this metric to monitor retail and wholesale rates.
(4)This number represents the total retail customer count across all customer classes including residential, commercial, industrial (mining), industrial (non-mining), and other. The customer count is based on the number of active service agreements at the end of each period. Management uses this count to monitor the growth of retail customers.
Operating Expenses
Fuel and Purchased Power Expense
TEP reported Fuel and Purchased Power expense of $139 million in the second quarter of 2021 compared with $110 million in the same period for 2020. The increase of $29 million, or 26%, was primarily due to:
•$22 million in higher purchased power primarily due to: (i) an increase in price as a result of higher than normal temperatures; and (ii) a tolling PPA entered into in June 2021;
•$18 million in higher fuel costs primarily due to an increase in natural gas and coal prices, net of realized gains on natural gas swaps; and
•$4 million in higher transmission costs due to: (i) an increase in transmission purchases related to Oso Grande; and (ii) an increase in volume due to higher than normal temperatures during the second quarter of 2021.
The increase was partially offset by a $14 million decrease in expense due to higher PPFAC eligible costs, which exceeded PPFAC recoveries, and were deferred as a regulatory asset.

TEP reported Fuel and Purchased Power expense of $258 million in the first six months of 2021 compared with $201 million in the same period for 2020. The increase of $57 million, or 28%, was primarily due to:
•$45 million in higher fuel costs primarily due to: (i) an increase in natural gas prices, net of realized gains on gas swaps as a result of a severe winter storm in the southwestern United States in February 2021; and (ii) a net increase in volume;
•$35 million in higher purchased power primarily due to: (i) an increase in price as a result of higher than normal temperatures during the second quarter of 2021; and (ii) a tolling PPA entered into in June 2021; and
•$7 million in higher transmission costs due to: (i) an increase in transmission purchases related to Oso Grande; and (ii) an increase in volume due to higher than normal temperatures during the second quarter of 2021.
The increase was partially offset by a $30 million decrease in expense due to higher PPFAC eligible costs, which exceeded PPFAC recoveries, and were deferred as a regulatory asset.
The following provides key statistics impacting Fuel and Purchased Power:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(kWh in millions)	2021	2020	Percent	2021	2020	Percent
Sources of Energy
Coal-Fired Generation	972	1,126	(13.7)%	2,456	2,535	(3.1)%
Gas-Fired Generation	1,967	1,843	6.7%	3,575	3,319	7.7%
Utility-Owned Renewable Generation (1)	338	25	*	357	45	*
Total Generation	3,277	2,994	9.5%	6,388	5,899	8.3%
Purchased Power, Non-Renewable	381	409	(6.8)%	593	579	2.4%
Purchased Power, Renewable (2)	306	217	41.0%	492	368	33.7%
Total Generation and Purchased Power (3)	3,964	3,620	9.5%	7,473	6,846	9.2%

(cents per kWh)
Average Fuel Cost of Generated Power (4)
Coal	2.86	2.53	13.0%	2.47	2.53	(2.4)%
Natural Gas (5) (6)	2.63	1.82	44.5%	3.05	1.81	68.5%
Average Cost of Purchased Power (7)
Purchased Power, Non-Renewable (6)	8.05	3.11	158.8%	7.59	2.96	156.4%
Purchased Power, Renewable	7.49	9.49	(21.1)%	7.95	9.42	(15.6)%
*Not meaningful
(1)In May 2021, Oso Grande was placed in service, adding 250 MW of wind-powered electric generation, increasing TEP's total utility-owned renewable generation.
(2)In April 2021, a 100 MW facility achieved commercial operation, adding up to 100 MW of renewable purchased power capacity for TEP under the related PPA.
(3)This number represents the kWh generated from TEP's generating stations including coal-fired, gas-fired, and renewable generation, combined with the kWh of purchased power from both renewable and non-renewable sources. Management uses this number to monitor the performance of each energy source.
(4)This metric represents the fuel cost as cents per kWh for coal and natural gas generated power. This number is calculated as fuel cost divided by Generation (kWh) for each respective generation source. Management uses this metric to monitor rates and pricing as well as to analyze the performance of generation stations.
(5)Includes realized gains and losses from hedging activity.
(6)In February 2021, a severe winter storm in the southwestern United States drove increased energy demand, limited the availability of natural gas to fuel generation stations, and increased the cost of natural gas and purchased power. In June 2021, the market price for purchased power increased significantly due to high demand resulting from higher than normal temperatures.

(7)This metric represents the fuel cost as cents per kWh for renewable and non-renewable purchased power. This number is calculated as purchased power cost divided by purchased power (kWh) for each respective form of purchased power. Management uses this metric to compare and monitor the costs of renewable and non-renewable purchased power.
Operations and Maintenance Expense
TEP reported Operations and Maintenance expense of $95 million in the second quarter of 2021 compared with $84 million in the same period for 2020. The increase of $11 million, or 13%, was primarily due to:
•$8 million in higher maintenance expense related to planned generation outages in 2021; and
•$3 million in higher employee benefits expense.
TEP reported Operations and Maintenance expense of $206 million in the first six months of 2021 compared with $171 million in the same period for 2020. The increase of $35 million, or 20%, was primarily due to:
•$16 million in higher reimbursable maintenance expense related to Springerville Units 3 and 4 planned generation outages in 2021;
•$12 million in higher maintenance expense related to planned generation outages in 2021; and
•$7 million in higher employee wages and benefits expense.
Depreciation and Amortization Expense
TEP reported Depreciation and Amortization expense of $60 million in the second quarter of 2021 compared with $54 million in the same period for 2020. The increase of $6 million, or 11%, was primarily due to:
•$3 million in higher depreciation and amortization expense due to an increase in asset base; and
•$3 million in higher depreciation and amortization expense due to an increase in depreciation rates and amortization as approved in the 2020 Rate Order.
TEP reported Depreciation and Amortization expense of $119 million in the first six months of 2021 compared with $108 million in the same period for 2020. The increase of $11 million, or 10%, was primarily due to:
•$7 million in higher depreciation and amortization expense due to an increase in asset base; and
•$4 million in higher depreciation and amortization expense due to an increase in depreciation rates and amortization as approved in the 2020 Rate Order.
Other Income (Expense)
TEP reported other expense of $12 million in the second quarter of 2021 compared with $9 million in the same period for 2020. The increase of $3 million, or 33%, was primarily due to:
•$2 million in lower AFUDC due to a 2020 FERC Order that provided for an adjustment in the AFUDC calculation not recurring in 2021; and
•$2 million decrease in the value of investments used to support certain post-employment benefits as a result of less favorable market conditions.
The increase was partially offset by a $1 million increase in other income due to an increase in expected return on pension plan assets.
TEP reported other expense of $18 million in the first six months of 2021 compared with $29 million in the same period for 2020. The decrease of $11 million, or 38%, was primarily due to:
•$7 million increase in the value of investments used to support certain post-employment benefits as a result of favorable market conditions;
•$3 million increase in other income primarily due to an increase in expected return on pension plan assets; and
•$1 million in higher AFUDC as a result of a change in the AFUDC rate.

Income Tax Expense
TEP reported Income Tax Expense of $8 million in the second quarter of 2021 compared with $11 million in the same period for 2020, a decrease of $3 million, or 27%. The decrease was primarily due to a $4 million increase in PTCs. The decrease was partially offset by $1 million in higher tax expense due to an increase in taxable earnings.
TEP reported Income Tax Expense of $10 million in the first six months of 2021 compared with $14 million in the same period for 2020. The decrease of $4 million, or 29%, was primarily due to:
•$6 million increase in PTCs; and
•$2 million decrease in EDIT amortization.
The decrease was partially offset by $4 million in higher tax expense due to an increase in taxable earnings.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
An extended period of economic disruption could affect our business and financial conditions, and access to sources of liquidity. Cash flows may vary during the year with cash flows from operations typically being the lowest in the first quarter of the year and highest in the third quarter due to TEP's summer peaking load. We use our revolving credit under the 2015 Credit Agreement as needed to fund our business activities. We believe that we have sufficient liquidity under our revolving credit agreement to meet short-term working capital needs and to provide credit enhancement as necessary under energy procurement and hedging agreements. The availability and terms under which we have access to external financing depend on a variety of factors, including our credit ratings and conditions in the bank and capital markets.
Available Liquidity

(in millions)	June 30, 2021
Cash and Cash Equivalents	$336
Amount Available under Revolving Credit Agreement (1)	240
Total Liquidity	$576
(1)The 2015 Credit Agreement provides for $250 million of revolving credit commitments with a LOC sub-limit of $50 million and a maturity date of October 2022.
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

Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing and financing activities:

	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2021	2020	Percent
Operating Activities	$168	$188	(10.6)%
Investing Activities	(265)	(506)	(47.6)%
Financing Activities	370	368	0.5%
Net Increase	273	50	*
Beginning of Period	82	28	192.9%
End of Period	$355	$78	355.1%
* Not meaningful
Operating Activities
In the first six months of 2021, net cash flows from operating activities decreased by $20 million compared with the same period in 2020. The decrease was primarily due to: (i) changes in working capital related to higher fuel costs and purchased power market prices and the timing of billing collections; and (ii) higher operations and maintenance expenses due to an increase in employee wages and benefits expense and planned generation outages in 2021.
The decrease was partially offset by: (i) higher retail revenues related to an increase in rates as approved in the 2020 Rate Order; and (ii) higher transmission revenues due to an increase in volumes.
Investing Activities
In the first six months of 2021, net cash flows used for investing activities decreased by $241 million compared with the same period in 2020 primarily due to higher capital expenditures related to Oso Grande BTA payments in 2020 not occurring in 2021.
Financing Activities
In the first six months of 2021, net cash flows from financing activities increased by $2 million compared with the same period in 2020 primarily due to lower repayments from credit facility borrowings.
The increase was partially offset by: (i) a decrease in equity contributions from UNS Energy; and (ii) lower debt and credit facility proceeds.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of June 30, 2021, TEP's short-term investments included highly-rated and liquid money market funds.
Access to Credit Agreements
We have access to working capital through our credit agreements.
In January 2020, $12 million in LOCs with fees accruing at a rate of 1.00% per annum were issued pursuant to TEP taking ownership of Oso Grande under the BTA. In May 2021, Oso Grande was placed in service and a $2 million LOC was cancelled. The remaining $10 million LOC remains outstanding. As of July 28, 2021, there was $240 million available under the 2015 Credit Agreement.
See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 in our 2020 Annual Report on Form 10-K for additional information regarding our credit agreements.

Debt Financing
We use debt financing to meet a portion of our capital needs and lower our overall cost of capital. Our cost of capital is also affected by our credit ratings.
In May 2021, TEP issued and sold $325 million aggregate principal amount of 3.25% senior unsecured notes due May 2051, with the proceeds to be used to redeem debt in August 2021 and for general corporate purposes. On July 20, 2021, TEP issued a revocable notice to redeem $250 million aggregate principal amount of 5.15% senior unsecured notes at par on August 20, 2021. These notes have a maturity date of November 15, 2021.
TEP has, from time to time, refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, we may refinance other debt issuances or repurchase debt in the future. We anticipate redeeming the $250 million aggregate principal amount of 5.15% senior unsecured notes due November 15, 2021 in the third quarter of 2021.
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of June 30, 2021, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- and A3, respectively.
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
Debt Covenants
Under certain agreements, should TEP fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of June 30, 2021, TEP was in compliance with these covenants.
We do not have any provisions in any of our debt or lease agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contributions from Parent
TEP received equity contributions of $50 million from UNS Energy in the second quarter and first six months of 2021 and received equity contributions of $50 million and $200 million in the second quarter and first six months of 2020, respectively.
Dividends Paid to Parent
TEP did not declare or pay dividends to UNS Energy in the second quarter or first six months of 2021 or 2020. On July 26, 2021, TEP declared and paid a $38 million dividend to UNS Energy.
Master Trading Agreements
TEP conducts its wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, TEP may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits provided to TEP based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of June 30, 2021, TEP had $24 million of cash posted as collateral to provide credit enhancement related to our wholesale marketing or risk management activities. As of July 28, 2021, there was $19 million of cash posted as collateral to provide credit enhancement.
Capital Expenditures
TEP's routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. In the first six months of 2021, there were no material changes to capital expenditures as reported in our 2020 Annual Report on Form 10-K.
Income Tax Position
TEP made net tax sharing payments of $3 million to UNS Energy in the first six months of 2021. Based on our remaining tax credit carryforward balances and limitations on their use in individual years, we expect to make additional tax sharing payments in 2021. Future payment obligations are subject to change and are not expected to have a significant impact on our operating cash flows.
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
Environmental Matters
The Environmental Protection Agency (EPA) regulates the amount of sulfur dioxide (SO2), nitrogen oxides (NOx), carbon dioxide (CO2), particulate matter, mercury and other by-products produced by generation facilities. We may incur additional costs to comply with future changes in federal and state environmental laws, regulations, and permit requirements at our generation facilities. Environmental laws and regulations are subject to a range of interpretations, which may ultimately be resolved by the courts. Because these laws and regulations continue to evolve, we are unable to predict the impact they may have on our operations and consolidated financial results. Complying with these changes may reduce operating efficiency and increase capital and operating costs. TEP will request recovery of the costs of environmental compliance through cost recovery mechanisms and Retail Rates. See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on the Broadway-Pantano site.
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
As of June 30, 2021, the EPA has not taken final action on these proposals. As a result, TEP cannot predict the impact of the proposed rulemakings.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to apply accounting policies and make estimates, judgments, and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements and related notes. Management believes that there have been no significant changes during the six months ended June 30, 2021, to the items that we disclosed as our critical accounting policies and estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K.
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

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of June 30, 2021. There was no change in TEP’s internal control over financial reporting during the quarter ended June 30, 2021, that materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Susan M. Gray

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Frank P. Marino

*32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101

*	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	July 28, 2021	/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)