Form 10-Q
period 2021-09-30
TUCSON ELECTRIC POWER CO
filed 2021-10-29
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of October 28, 2021.

DEFINITIONS
The abbreviations and acronyms used in this Form 10-Q are defined below:
INDUSTRY ACRONYMS AND CERTAIN DEFINITIONS

2015 Credit Agreement	The 2015 Credit Agreement provided for a $250 million revolving credit and letter of credit facility with a letter of credit sublimit of $50 million; the credit agreement was amended and restated on October 15, 2021
2019 FERC Rate Case	In 2019, the FERC issued an order approving TEP's proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings
2020 Annual Report on Form 10-K	TEP's Annual Report on Form 10-K for the year ended December 31, 2020
2020 IRP	TEP's 2020 Integrated Resource Plan filed with the ACC in June 2020, which outlines TEP's energy portfolio over the next 15 years
2020 Rate Order	A rate order issued by the ACC resulting in a new rate structure for TEP, effective on January 1, 2021
2021 Credit Agreement	The 2021 Credit Agreement provides for a $250 million revolving credit and letter of credit facility with a letter of credit sublimit of $50 million; the 2021 Credit Agreement matures in October 2026
ACC	Arizona Corporation Commission
ACC Refund Order	An order issued in 2018 by the ACC approving TEP’s proposal to return savings from TEP’s federal corporate income tax rate under the TCJA to its customers through a combination of customer bill credits and a regulatory liability deferral that reflects the return of a portion of the savings, effective May 1, 2018
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
BTA	Build-Transfer Agreement
COVID-19	Coronavirus Disease 2019
DG	Distributed Generation
DSM	Demand Side Management
EDIT	Excess Deferred Income Taxes
EE Standards	Energy Efficiency Standards
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
IRS	Internal Revenue Service
LFCR	Lost Fixed Cost Recovery
LOC	Letter(s) of Credit
OATT	Open Access Transmission Tariff
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
PTC	Production Tax Credit
RES	Renewable Energy Standard
Retail Rates	Rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment
Summer Moratorium	Emergency rules first enacted by the ACC in 2019 that suspend service disconnections and late fees for electric residential customers who otherwise would be eligible for service disconnection during the period from June 1 through October 15 of each year
TCJA	Tax Cuts and Jobs Act
TEAM	Tax Expense Adjustor Mechanism

ENTITIES AND GENERATING STATIONS

APS	Arizona Public Service Company
Fortis	Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada, whose principal executive offices are located at Fortis Place, Suite 1100, 5 Springdale Street, St. John's, NL A1E 0E4
Four Corners	Four Corners Generating Station
Gila River	Gila River Generating Station
Navajo	Navajo Generating Station
Oso Grande	A 250 MW nominal capacity wind-powered electric generation facility, located in southeastern New Mexico
San Juan	San Juan Generating Station
SES	Southwest Energy Solutions, Inc.
Springerville	Springerville Generating Station
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701
UNS Energy Affiliates	Subsidiaries of UNS Energy Corporation including UniSource Energy Services, Inc., UNS Electric, Inc., UNS Gas, Inc., and Southwest Energy Solutions, Inc.
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNITS OF MEASURE

BBtu	Billion British thermal unit(s), a measure of the quantity of heat required to raise the temperature of one pound of liquid water by one degree Fahrenheit at the temperature at which water has its greatest density, in billions
GWh	Gigawatt-hour(s), a measure of electricity that represents one billion watts of power expended over one hour
kWh	Kilowatt-hour(s), a measure of electricity that represents one thousand watts of power expended over one hour
MW	Megawatt(s), a measure of electricity that represents one million watts of power

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
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2020 Annual Report on Form 10-K; Part II, Item 1A. Risk Factors of this Form 10-Q; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; and other parts of this report. These factors include: voter initiatives and state and federal regulatory and legislative decisions and actions, including changes in tax and energy policies and the adoption of new regulations regarding electric service disconnections; any change in the structure of utility service in Arizona resulting from the ACC's or state legislature's examination of the state's energy policies and applications by other companies to the ACC requesting a certificate of public convenience and necessity to provide competitive electric generation service to customers in our service territory; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; the final outcome of the 2019 FERC Rate Case; the outcome of Phase 2 of the 2020 Rate Order; unfavorable rulings, penalties, or findings by the FERC; regional economic and market conditions that could affect customer growth and energy usage; changes in energy consumption by retail customers; weather variations affecting energy usage; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the expected demand plus reserve margin requirements; the cost of debt and equity capital and access to capital markets and bank markets, which may affect our ability to raise additional capital and use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and a changing interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and our related contribution requirements and expenses; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting policies and estimates; the ongoing impact of mandated energy efficiency and DG initiatives; changes to long-term contracts; the cost of fuel and power supplies; the ability to obtain coal from our suppliers; cyber-attacks, data breaches, or other challenges to our information security, including our operations and technology systems; the performance of TEP's generation facilities, including renewable generation resources; participation in the Energy Imbalance Market; the extent of the impact of the COVID-19 pandemic on our business and operations, and the economic and societal disruptions resulting from the COVID-19 pandemic and government actions taken in response thereto; and the implementation of our 2020 IRP.

v

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues	$507,584	$471,672	$1,235,788	$1,089,933

Operating Expenses
Fuel	120,972	90,900	292,627	216,896
Purchased Power	87,943	71,562	169,762	118,713
Transmission and Other PPFAC Recoverable Costs	19,780	16,966	49,341	39,566
Increase (Decrease) to Reflect PPFAC Recovery Treatment	(25,108)	(83)	(50,068)	5,113
Total Fuel and Purchased Power	203,587	179,345	461,662	380,288
Operations and Maintenance	94,771	88,504	300,865	259,991
Depreciation	51,744	47,462	149,200	141,084
Amortization	10,800	7,330	31,971	21,328
Taxes Other Than Income Taxes	15,210	14,571	46,004	44,123
Total Operating Expenses	376,112	337,212	989,702	846,814

Operating Income	131,472	134,460	246,086	243,119

Other Income (Expense)
Interest Expense	(22,774)	(23,159)	(66,970)	(66,212)
Allowance For Borrowed Funds	978	2,246	5,579	7,141
Allowance For Equity Funds	2,635	5,823	14,737	16,046
Unrealized Gains (Losses) on Investments	(350)	842	3,205	(2,309)
Other, Net	1,934	1,278	7,504	3,470
Total Other Income (Expense)	(17,577)	(12,970)	(35,945)	(41,864)

Income Before Income Tax Expense	113,895	121,490	210,141	201,255
Income Tax Expense	17,027	21,029	26,979	35,386
Net Income	$96,868	$100,461	$183,162	$165,869
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net Income	$183,162	$165,869
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	149,200	141,084
Amortization Expense	31,971	21,328
Amortization of Debt Issuance Costs	2,141	2,010
Use of Renewable Energy Credits for Compliance	35,762	32,672
Deferred Income Taxes	23,782	38,809
Pension and Other Postretirement Benefits Expense	11,506	11,162
Pension and Other Postretirement Benefits Funding	(15,391)	(14,503)
Allowance for Equity Funds Used During Construction	(14,737)	(16,046)
Regulatory Deferral, ACC Refund Order	—	16,364
Changes in Current Assets and Current Liabilities:
Accounts Receivable	(74,525)	(57,208)
Materials, Supplies, and Fuel Inventory	(18,634)	(8,392)
Regulatory Assets	(41,638)	4,948
Other Current Assets	(6,324)	(5,100)
Accounts Payable and Accrued Charges	74,242	(939)
Income Taxes Payable, Net	1,095	6,865
Regulatory Liabilities	(9,157)	8,944
Other, Net	10,234	7,260
Net Cash Flows—Operating Activities	342,689	355,127
Cash Flows from Investing Activities
Capital Expenditures	(360,374)	(597,375)
Purchase Intangibles, Renewable Energy Credits	(42,267)	(41,117)
Purchase, Other Investments	—	(8,500)
Contributions in Aid of Construction	4,360	2,816
Net Cash Flows—Investing Activities	(398,281)	(644,176)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	35,000	105,000
Repayments of Borrowings, Revolving Credit Facility	(35,000)	(105,000)
Proceeds from Borrowings, Term Loan	—	60,000
Repayments of Borrowings, Term Loan	—	(225,000)
Proceeds from Issuance, Long-Term Debt—Net of Discount	322,231	645,768
Repayments of Long-Term Debt	(250,000)	(180,410)
Dividend Paid to Parent	(37,500)	(37,500)
Payments of Finance Lease Obligations	—	(17,086)
Contribution from Parent	50,000	200,000
Other, Net	(1,645)	(4,731)
Net Cash Flows—Financing Activities	83,086	441,041
Net Increase in Cash, Cash Equivalents, and Restricted Cash	27,494	151,992
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	82,003	28,472
Cash, Cash Equivalents, and Restricted Cash, End of Period	$109,497	$180,464
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	September 30, 2021	December 31, 2020
ASSETS
Utility Plant
Plant in Service	$7,665,815	$7,073,292
Construction Work in Progress	314,461	627,382
Total Utility Plant	7,980,276	7,700,674
Accumulated Depreciation and Amortization	(2,739,834)	(2,645,333)
Total Utility Plant, Net	5,240,442	5,055,341

Investments and Other Property	77,714	76,299

Current Assets
Cash and Cash Equivalents	90,338	60,960
Accounts Receivable (Net of Allowance for Credit Losses of $12,731 and $13,260)	247,641	173,412
Fuel Inventory	29,780	21,946
Materials and Supplies	138,690	126,788
Regulatory Assets	187,265	123,588
Derivative Instruments	52,753	16,094
Other	34,261	23,895
Total Current Assets	780,728	546,683
Regulatory and Other Assets
Regulatory Assets	247,548	318,474
Derivative Instruments	17,585	725
Other	88,213	92,605
Total Regulatory and Other Assets	353,346	411,804
Total Assets	$6,452,230	$6,090,127
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	September 30, 2021	December 31, 2020
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of September 30, 2021 and December 31, 2020)	$1,696,539	$1,646,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	857,859	712,197
Accumulated Other Comprehensive Loss	(10,285)	(10,942)
Total Common Stock Equity	2,537,756	2,341,437
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of September 30, 2021 and December 31, 2020)	—	—
Long-Term Debt, Net	2,134,086	1,814,059
Total Capitalization	4,671,842	4,155,496
Current Liabilities
Current Maturities of Long-Term Debt, Net	—	249,752
Accounts Payable	183,561	109,461
Accrued Taxes Other than Income Taxes	75,131	50,278
Accrued Employee Expenses	33,974	35,129
Accrued Interest	16,329	16,337
Regulatory Liabilities	168,202	151,189
Customer Deposits	12,304	16,450
Derivative Instruments	56,853	27,789
Other	22,016	22,031
Total Current Liabilities	568,370	678,416
Regulatory and Other Liabilities
Deferred Income Taxes, Net	529,913	492,919
Regulatory Liabilities	340,054	390,164
Pension and Other Postretirement Benefits	152,885	163,652
Derivative Instruments	3,267	37,958
Other	185,899	171,522
Total Regulatory and Other Liabilities	1,212,018	1,256,215

Commitments and Contingencies

Total Capitalization and Other Liabilities	$6,452,230	$6,090,127
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Three Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of June 30, 2020	$1,596,539	$(6,357)	$661,200	$(7,501)	$2,243,881
Net Income			100,461		100,461
Other Comprehensive Income, Net of Tax				135	135
Dividend Declared to Parent			(37,500)		(37,500)
Balances as of September 30, 2020	$1,596,539	$(6,357)	$724,161	$(7,366)	$2,306,977

Balances as of June 30, 2021	$1,696,539	$(6,357)	$798,491	$(10,504)	$2,478,169
Net Income			96,868		96,868
Other Comprehensive Income, Net of Tax				219	219
Dividend Declared to Parent			(37,500)		(37,500)
Balances as of September 30, 2021	$1,696,539	$(6,357)	$857,859	$(10,285)	$2,537,756

	Nine Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2019	$1,396,539	$(6,357)	$595,792	$(7,771)	$1,978,203
Net Income			165,869		165,869
Other Comprehensive Income, Net of Tax				405	405
Dividend Declared to Parent			(37,500)		(37,500)
Contribution from Parent	200,000				200,000
Balances as of September 30, 2020	$1,596,539	$(6,357)	$724,161	$(7,366)	$2,306,977

Balances as of December 31, 2020	$1,646,539	$(6,357)	$712,197	$(10,942)	$2,341,437
Net Income			183,162		183,162
Other Comprehensive Income, Net of Tax				657	657
Dividend Declared to Parent			(37,500)		(37,500)
Contribution from Parent	50,000				50,000
Balances as of September 30, 2021	$1,696,539	$(6,357)	$857,859	$(10,285)	$2,537,756
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND FINANCIAL STATEMENT PRESENTATION
TEP is a regulated utility that generates, transmits, and distributes electricity to approximately 438,000 retail customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis.
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
As of September 30, 2021, the carrying amounts of assets and liabilities on the balance sheet that relate to variable interests under long-term PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as TEP would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Cash
Restricted cash includes cash balances restricted with respect to withdrawal or usage based on contractual or regulatory considerations. The following table presents the line items and amounts of cash, cash equivalents, and restricted cash reported on the balance sheet and reconciles their sum to the cash flow statement:

	September 30,
(in millions)	2021	2020
Cash and Cash Equivalents	$90	$163
Restricted Cash included in:
Investments and Other Property	17	15
Current Assets—Other	2	2
Total Cash, Cash Equivalents, and Restricted Cash	$109	$180
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
Income Tax Expense
TEP realized PTC benefits of $2 million and $8 million in Income Tax Expense in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021, respectively, as a result of Oso Grande being placed in service in May 2021.
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
•a 7.04% return on original cost rate base of $2.7 billion, which includes a cost of equity of 9.15% and an average cost of debt of 4.65%; and
•a capital structure for rate-making purposes of approximately 53% common equity and 47% long-term debt.
In addition, the 2020 Rate Order established a second phase of TEP’s rate case to address the impact on certain communities due to the closures of fossil-based generation facilities (Phase 2). In January 2021, the ACC staff opened a generic docket related to this matter and will consider additional evidence or recommendations in Phase 2. In the first nine months of 2021, there has been limited activity in this docket. TEP expects more activity related to Phase 2 during 2022. TEP cannot predict the outcome of these proceedings.
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
The requested forward-looking formula rate is intended to allow for a more timely recovery of transmission-related costs. As part of the order, the FERC established hearing and settlement procedures. In February 2021, a Presiding Judge was appointed to continue the formula rate case proceeding after the settlement procedures resulted in an impasse. In August 2021, TEP filed an unopposed motion requesting that the Chief Judge suspend the litigation procedural schedule to allow the parties time to prepare and file a comprehensive settlement package, as parties in the proceeding reached a settlement in principle. The motion was granted and the parties are continuing their negotiations to finalize the terms and conditions of the settlement. All rates charged under the revised OATT pursuant to the FERC order are subject to refund until the proceeding concludes. TEP reserved $24 million as of September 30, 2021, and $15 million as of December 31, 2020, of wholesale revenues in Current Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets. TEP cannot predict the outcome of the proceeding.
OTHER FERC MATTERS
In January 2021, the FERC notified TEP that it was commencing an audit that intends to evaluate TEP's compliance with: (i) the accounting requirements of the Uniform System of Accounts; and (ii) the reporting requirements of the FERC Form 1 Annual Report and Supplemental Form 3-Q Quarterly Financial Reports. The audit will cover the period of January 1, 2018 to the present. The audit is ongoing and TEP cannot predict the outcome or findings, if any, of the FERC audit at this time.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Beginning of Period	$47	$28	$23	$36
Deferred Fuel and Purchased Power Costs (1)	119	109	269	224
PPFAC and Base Power Recoveries (2)	(94)	(110)	(220)	(233)
End of Period	$72	$27	$72	$27
(1)Includes costs eligible for recovery through the PPFAC and base power rates.
(2)In March 2021, the ACC approved a PPFAC surcharge as part of TEP's annual rate adjustment request, which went into effect on June 1, 2021.
Tax Expense Adjustor Mechanism
The TEAM allows for the timely recovery of future significant income tax changes. The TEAM provides the Company the ability to pass through as a kWh surcharge: (i) the TCJA Regulatory Deferral balance to the initial 2021 TEAM rate; (ii) the change in EDIT compared to the test year; and (iii) the income tax effects of tax legislation that materially impacts TEP's 2018 test year revenue requirements. The TEAM went into effect January 1, 2021, as approved in the 2020 Rate Order. TEP's regulatory liability balance related to the TEAM is $2 million as of September 30, 2021 and $29 million as of December 31, 2020 in Current Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets. TEP refunded $27 million to customers in the nine months ended September 30, 2021.
Federal Tax Legislation
In 2018, the ACC approved TEP’s proposal to return savings from TEP’s federal corporate income tax rate under the TCJA to its customers through a combination of customer bill credits and a regulatory liability deferral that reflected the return of a portion of the savings. TEP recognized a reduction in Operating Revenues on the Condensed Consolidated Statements of Income of $15 million and $31 million in the three and nine months ended September 30, 2020, respectively, related to the ACC approved refunds. As part of the 2020 Rate Order, the balances in the regulatory liability deferral and TCJA balancing account were moved to the TEAM regulatory account in December 2020.
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
In September 2021, the ACC approved TEP's RES implementation plan for the years 2021 and 2022 with a budget amount of $66 million. The approved amounts fund: (i) above market cost of renewable power purchases; (ii) previously awarded incentives for customer-installed DG; and (iii) various other program costs. Additionally, the ACC directed TEP to collaborate with the ACC to develop and file a proposal by July 1, 2022 to phase out TEP's RES tariff.
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
In 2019, the ACC approved TEP’s 2018 energy efficiency implementation plan with a budget of $23 million, which is collected through the DSM surcharge, and approved a waiver of the 2018 EE Standards. In addition, the ACC ordered that TEP's 2018 energy efficiency implementation plan be considered as its 2019 and 2020 energy efficiency implementation plans. In June 2021, TEP filed its 2022 energy efficiency implementation plan with a budget of $23 million.

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
The table below summarizes the LFCR revenues recognized in Operating Revenues on the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
LFCR Revenues (1)	$6	$12	$15	$34
(1)Decrease in LFCR revenues is primarily due to a rate adjustment as approved in the 2020 Rate Order.
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded in the balance sheet are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	September 30, 2021	December 31, 2020
Regulatory Assets
Pension and Other Postretirement Benefits	Various	$160	$166
Under Recovered Purchased Energy Costs	1	72	23
Lost Fixed Cost Recovery	2	41	59
Derivatives (Note 9)	8	39	55
Early Generation Retirement Costs	Various	39	43
Property Tax Deferrals (1)	1	26	26
Final Mine Reclamation and Retiree Healthcare Costs (2)	7	21	20
Income Taxes Recoverable through Future Rates (3)	Various	17	27
Springerville Unit 1 Leasehold Improvements (4)	2	5	7
Other Regulatory Assets	Various	15	16
Total Regulatory Assets		435	442
Less Current Portion	1	187	124
Total Non-Current Regulatory Assets		$248	$318

Regulatory Liabilities
Income Taxes Payable through Future Rates (3)	Various	$270	$298
Net Cost of Removal (5)	Various	83	125
Renewable Energy Standard	Various	64	63
Derivatives (Note 9)	8	44	4
Transmission Revenue Subject to Refund—FERC	Various	24	15
Other Regulatory Liabilities	Various	21	7
Tax Reform Bill Credit	Various	2	29
Total Regulatory Liabilities		508	541
Less Current Portion	1	168	151
Total Non-Current Regulatory Liabilities		$340	$390

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
(2)Represents costs associated with TEP’s jointly-owned facilities at San Juan and Four Corners. TEP recognizes these costs at future value and is permitted to fully recover these costs on a pay-as-you-go basis through the PPFAC mechanism. Final mine reclamation costs are expected to be funded by TEP through 2028.
(3)Amortized over five years, 10 years, or the lives of the assets.
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
PLANT IN SERVICE
In 2019, TEP entered into a BTA to develop Oso Grande. In May 2021, Oso Grande was placed in service, adding 250 MW of wind-powered electric generation, increasing TEP's total renewable nominal generation capacity, including PPAs and owned utility-scale generation, to over 600 MW. As of September 30, 2021, there was $442 million in costs related to Oso Grande in Plant in Service on the Condensed Consolidated Balance Sheets.

NOTE 3. REVENUE
DISAGGREGATION OF REVENUES
TEP earns the majority of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Retail (1)	$355	$361	$867	$818
Wholesale (2)	86	61	189	127
Other Services	24	24	85	71
Revenues from Contracts with Customers	465	446	1,141	1,016
Alternative Revenues	5	12	15	36
Other	38	14	80	38
Total Operating Revenues	$508	$472	$1,236	$1,090
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable on the Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2021	December 31, 2020
Retail	$115	$90
Retail, Unbilled	54	41
Retail, Allowance for Credit Losses	(13)	(13)
Wholesale (1)	48	33
Due from Affiliates (Note 5)	21	9
Other	23	13
Accounts Receivable	$248	$173
(1)Includes $21 million as of September 30, 2021, and $7 million as of December 31, 2020, of receivables related to revenue from derivative instruments.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Beginning of Period	$(13)	$(7)	$(13)	$(6)
Credit Loss Expense	(1)	(3)	(2)	(5)
Write-offs	1	—	2	1
End of Period	$(13)	$(10)	$(13)	$(10)
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
In December 2020, the ACC enacted a bill credit and payment program for residential customers who are behind on their electric bills as a result of the COVID-19 pandemic. For qualifying customers, the program included: (i) an upfront bill credit applied to their December 2020 bill; and (ii) automatic enrollment into an eight-month payment plan. TEP also voluntarily created payment arrangements for commercial customers similarly affected by the COVID-19 pandemic during this period. In the second quarter of 2021, TEP began experiencing accounts receivable collection activity consistent with pre-COVID-19 pandemic conditions and has made significant progress towards collecting aged accounts receivable from customers impacted by the COVID-19 pandemic.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the components of related party balances included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2021	December 31, 2020
Receivables from Related Parties
UNS Electric	$19	$6
UNS Gas	2	1
UNS Energy	—	2
Total Due from Related Parties	$21	$9

Payables to Related Parties
UNS Electric	$4	$—
UNS Energy	1	1
SES	—	4
Total Due to Related Parties	$5	$5
The following table presents the components of related party transactions included in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Goods and Services Provided by TEP to Affiliates
Transmission Revenues, UNS Electric (1)	$3	$3	$9	$7
Wholesale Revenues, UNS Electric (2)	16	1	21	1
Control Area Services, UNS Electric (3)	1	1	4	3
Common Costs, UNS Energy Affiliates (4)	6	5	16	14

Goods and Services Provided by Affiliates to TEP
Wholesale Revenues, UNS Electric (1)	$—	$—	$1	$—
Supplemental Workforce, SES (5)	—	3	—	10
Corporate Services, UNS Energy (6)	1	1	5	4
Corporate Services, UNS Energy Affiliates (7)	1	1	3	3
(1)TEP and UNS Electric sell power and transmission services to each other. Wholesale power is sold at prevailing market prices while transmission services are sold at FERC-approved rates through the applicable OATT.
(2)In the second quarter of 2021, TEP began charging UNS Electric for capacity, power, and ancillary services under a tolling PPA. See Note 7 for additional information related to the tolling PPA.
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
(6)Costs for corporate services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry-accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 85% of UNS Energy's allocated costs. The Corporate Services, UNS Energy line includes legal, audit, and Fortis' management fees. TEP's share of Fortis' management fees was $2 million and $5 million for the three and nine months ended September 30, 2021, respectively, and $1 million and $4 million for the three and nine months ended September 30, 2020, respectively.
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
DEBT
Issuance and Redemption
In May 2021, TEP issued and sold $325 million aggregate principal amount of 3.25% senior unsecured notes due May 2051. TEP may redeem the debt prior to November 1, 2050, with a make-whole premium plus accrued interest. On or after November 1, 2050, TEP may redeem the debt at par plus accrued interest. TEP used the net proceeds to redeem debt in August 2021 and for general corporate purposes.
In August 2021, TEP redeemed at par $250 million aggregate principal amount of 5.15% senior unsecured notes prior to the maturity of the notes.
CREDIT AGREEMENTS
Amounts borrowed under the credit agreements are recorded in Borrowings Under Credit Agreements on the Consolidated Balance Sheets.
2015 Credit Agreement
In January 2020, $12 million in LOCs with fees accruing at a rate of 1.00% per annum were issued pursuant to various Oso Grande agreements. In May 2021, Oso Grande was placed in service and a $2 million LOC was cancelled. The remaining $10 million LOC was outstanding as of September 30, 2021, and was subsequently cancelled on October 8, 2021. On October 15, 2021, the 2015 Credit Agreement revolving credit and LOC facility was amended and restated as described below (see 2021 Credit Agreement).
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
2021 Credit Agreement
On October 15, 2021, the 2015 Credit Agreement was amended and restated. The amended and restated credit agreement is an unsecured credit agreement with a maturity date of October 2026 that provides for revolving credit and LOC facilities (2021 Credit Agreement). The 2021 Credit Agreement allows for two one-year extensions if certain conditions are satisfied. Terms of the 2021 Credit Agreement include a: (i) $250 million revolving credit facility, with a $15 million swingline sublimit; and (ii) $50 million LOC sublimit. Interest rates and fees are based on: (i) a pricing grid tied to TEP's credit ratings; and (ii) potential annual adjustments based on TEP's achievement of certain sustainability-linked metrics related to its Occupational Safety and Health Administration recordable incident rate and its renewable generation capacity, including energy storage. Amounts borrowed under the 2021 Credit Agreement will be used for working capital and other general corporate purposes. LOCs will be issued from time to time to support energy procurement, hedging transactions, and other business activities.
On October 20, 2021, TEP arranged for the issuance of a $10 million LOC with fees accruing at a rate of 1.00% per annum in relation to an Oso Grande transmission agreement. As of October 28, 2021, there was $240 million available under the 2021 Credit Agreement revolving commitment and LOC facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
In addition to those reported in its 2020 Annual Report on Form 10-K, TEP entered into the following long-term commitments through September 30, 2021:

(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Minimum Purchase Commitments
Fuel, Including Transportation	$—	$21	$16	$—	$—	$—	$37
Purchased Power	5	47	47	—	—	—	99
Purchase Commitments
Renewable Power Purchase Agreements	2	8	8	8	8	111	145
Total Commitments	$7	$76	$71	$8	$8	$111	$281
Costs for Purchased Power and Fuel, Including Transportation, are recoverable from customers through the PPFAC mechanism. A portion of the costs of renewable PPAs are recoverable through the PPFAC, with the balance of costs recoverable through the RES tariff. See Note 2 for information on ACC approved cost recovery mechanisms.
Fuel, Including Transportation
In June 2021, TEP entered into natural gas commodity purchase agreements at market prices that expire through the fourth quarter of 2023. The commitment amounts included in the table above are based on projected market prices as of September 30, 2021.
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
Mine Reclamation at Generation Facilities Not Operated by TEP
TEP pays ongoing mine reclamation costs related to coal mines that supply generation facilities in which TEP has an ownership interest but does not operate. Amounts recorded for final mine reclamation are subject to various assumptions, such as estimations of reclamation costs, timing of when final reclamation will occur, and the expected inflation rate. As these assumptions change, TEP prospectively adjusts the expense amounts for final reclamation over the remaining coal supply agreements’ terms. TEP’s PPFAC allows the Company to pass through to retail customers final mine reclamation costs, as a component of fuel costs. Therefore, TEP defers these expenses until recovered from customers by increasing the regulatory asset and the reclamation liability over the remaining life of the coal supply agreements and recovers the regulatory asset through the PPFAC as final mine reclamation costs are funded.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TEP is liable for a portion of final mine reclamation costs upon closure of the mines servicing San Juan and Four Corners. TEP’s estimated share of final mine reclamation costs at both mines is $45 million upon expiration of the related coal supply agreements, which expire in 2022 and 2031, respectively. An aggregate liability balance related to San Juan and Four Corners final mine reclamation of $39 million as of September 30, 2021, and $40 million as of December 31, 2020, was recorded in Other on the Condensed Consolidated Balance Sheets. TEP established a trust to fund its share of estimated final mine reclamation costs at San Juan, which will remain in effect through the completion of final mine reclamation activities currently projected to be 2039. See Note 1 and Note 2 for additional information related to final mine reclamation costs.
Performance Guarantees
TEP has joint generation participation agreements with participants at San Juan, Four Corners, and Luna Generating Station, which expire in 2022, 2041, and 2046, respectively. The Navajo participation agreement expired in 2019, but certain performance obligations continue through the decommissioning of the generation facility. The participants in each of the generation facilities, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. Relative to Navajo performance obligations, in the case of a default, the non-defaulting participants would seek financial recovery directly from the defaulting party. With the exception of Four Corners, there is no maximum potential amount of future payments TEP could be required to make under the guarantees. The maximum potential amount of future payments by the non-defaulting parties is $250 million at Four Corners. As of September 30, 2021, there have been no such payment defaults under any of the participation agreements.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. EMPLOYEE BENEFIT PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
(in millions)	2021	2020	2021	2020
Service Cost	$5	$4	$2	$1
Non-Service Cost (1)
Interest Cost	3	4	—	—
Expected Return on Plan Assets	(8)	(7)	—	—
Amortization of Net Loss	2	2	—	—
Net Periodic Benefit Cost	$2	$3	$2	$1

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Service Cost	$15	$12	$5	$3
Non-Service Cost (1)
Interest Cost	10	12	1	1
Expected Return on Plan Assets	(25)	(22)	(1)	(1)
Amortization of Net Loss	7	6	—	—
Net Periodic Benefit Cost	$7	$8	$5	$3
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	September 30, 2021
Assets
Restricted Cash (1)	$19	$—	$19
Energy Derivative Contracts, Regulatory Recovery (2)	—	64	64
Energy Derivative Contracts, No Regulatory Recovery (2)	—	6	6
Total Assets	19	70	89
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(60)	(60)
Total Liabilities	—	(60)	(60)
Total Assets (Liabilities), Net	$19	$10	$29

(in millions)	December 31, 2020
Assets
Restricted Cash (1)	$21	$—	$21
Energy Derivative Contracts, Regulatory Recovery (2)	—	14	14
Energy Derivative Contracts, No Regulatory Recovery (2)	—	3	3
Total Assets	21	17	38
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(66)	(66)
Total Liabilities	—	(66)	(66)
Total Assets (Liabilities), Net	$21	$(49)	$(28)
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
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis on the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	September 30, 2021
Derivative Assets
Energy Derivative Contracts	$70	$34	$—	$36
Derivative Liabilities
Energy Derivative Contracts	(60)	(34)	(9)	(17)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	December 31, 2020
Derivative Assets
Energy Derivative Contracts	$17	$14	$—	$3
Derivative Liabilities
Energy Derivative Contracts	(66)	(14)	(7)	(45)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Unrealized Net Gain (1)	$43	$13	$56	$28
(1)Increase in unrealized net gain on regulatory recoverable derivative contracts is primarily due to increases in forward market prices of natural gas.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Operating Revenues	$6	$—	$7	$5
Derivative Volumes
As of September 30, 2021, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	September 30, 2021	December 31, 2020
Power Contracts GWh	4,471	4,143
Gas Contracts BBtu	118,793	111,585
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
The value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $57 million as of September 30, 2021, compared with $60 million as of December 31, 2020. As of September 30, 2021, TEP had $9 million of cash posted as collateral to provide credit enhancement which was reflected in Current Assets—Other on the Condensed Consolidated Balance Sheets. If the credit risk contingent features were triggered on September 30, 2021, TEP would have been required to post an additional $48 million of collateral of which $40 million relates to outstanding net payable balances for settled positions.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Net Carrying Value		Fair Value
(in millions)		September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,134	$2,064	$2,379	$2,363

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that resulted in recognition of assets and liabilities but did not result in cash receipts or payments were as follows:

	Nine Months Ended September 30,
(in millions)	2021	2020
Accrued Capital Expenditures	$43	$26
Asset Retirement Obligations Increase (Decrease) (1)	11	(2)
Renewable Energy Credits	4	4
Net Cost of Removal Decrease (2)	(37)	(9)
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
CURRENT ECONOMIC CONDITIONS—COVID-19
The COVID-19 pandemic caused changes in consumer and business behavior and disrupted economic activity in TEP’s service territory. We activated our business continuity plans and we continue to reevaluate and reassess protocols and plans as pandemic conditions continue to evolve. Our protocols and plans are intended to support the continued delivery of safe and reliable service to our customers and the communities we serve.
We cannot predict the ultimate effects of the pandemic on the economy or our service territory. We continue to monitor developments affecting our workforce, customers, suppliers, and operations. We have not experienced a material impact to our results of operations as a result of the COVID-19 pandemic.

Performance - The third quarter of 2021 compared with the third quarter of 2020
TEP reported net income of $97 million in the third quarter of 2021 compared with net income of $100 million in the third quarter of 2020. The decrease of $3 million, or 3%, was primarily due to:
•$7 million in higher depreciation and amortization expense due to an increase in asset base and an increase in depreciation rates and amortization as a result of the 2020 Rate Order;
•$4 million in lower AFUDC due to a decrease in construction projects as a result of Oso Grande being placed in service;
•$3 million in higher operations and maintenance expenses due to an increase in employee wages and benefits expense;
•$1 million in higher operations and maintenance expenses due to Springerville Units 1 and 2 testing and generation maintenance; partially offset by lower bad debt expense; and
•$1 million decrease in the value of investments used to support certain post-employment benefits as a result of unfavorable market conditions.
The decrease was partially offset by:
•$5 million in higher margin from wholesale transactions;
•$3 million in lower income tax expense primarily due to an increase in PTCs as a result of Oso Grande;
•$2 million in higher revenue primarily due to an increase in rates as approved in the 2020 Rate Order; partially offset by: (i) lower LFCR revenues as a result of a rate adjustment as approved in the 2020 Rate Order; and (ii) unfavorable weather compared to 2020 which included record heat; and
•$1 million increase in expected return on pension plan assets.
Performance - The first nine months of 2021 compared with the first nine months of 2020
TEP reported net income of $183 million in the first nine months of 2021 compared with net income of $166 million in the first nine months of 2020. The increase of $17 million, or 10%, was primarily due to:
•$32 million in higher revenue primarily due to an increase in rates as approved in the 2020 Rate Order; partially offset by: (i) lower LFCR revenues as a result of a rate adjustment as approved in the 2020 Rate Order; and (ii) unfavorable weather compared to 2020 which included record heat;
•$8 million in lower income tax expense primarily due to an increase in PTCs as a result of Oso Grande;
•$6 million in higher transmission revenue primarily due to an increase in sales volume;
•$6 million increase in the value of investments used to support certain post-employment benefits as a result of favorable market conditions;
•$4 million increase in expected return on pension plan assets; and
•$2 million in higher margin from wholesale transactions.
The increase was partially offset by:
•$17 million in higher depreciation and amortization expense due to an increase in asset base and an increase in depreciation rates and amortization as a result of the 2020 Rate Order;
•$13 million in higher operations and maintenance expenses due to an increase in planned generation outages in 2021;
•$10 million in higher operations and maintenance expenses due to an increase in employee wages and benefits expense; and
•$2 million in lower AFUDC due to a decrease in construction projects as a result of Oso Grande being placed in service and a 2020 FERC Order that provided for an adjustment in the AFUDC calculation not recurring in 2021.

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
Retail Sales
The COVID-19 pandemic changed consumer and business behavior as a result of safety measures taken to combat the spread. In 2020, energy usage by our commercial and industrial customers decreased below average levels experienced in prior periods, and energy usage by our residential customers increased due to stay at home orders and widespread adoption of work from home practices. However, in the first nine months of 2021, usage has begun to return to pre-COVID-19 pandemic patterns. We have not experienced a significant impact on total retail sales as a result of the COVID-19 pandemic.
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
•a 7.04% return on original cost rate base of $2.7 billion, which includes a cost of equity of 9.15% and an average cost of debt of 4.65%; and
•a capital structure for rate-making purposes of approximately 53% common equity and 47% long-term debt.
In addition, the 2020 Rate Order established a second phase of our rate case to address the impact on certain communities due to the closures of fossil-based generation facilities (Phase 2). In January 2021, the ACC staff opened a generic docket related to this matter and will consider additional evidence or recommendations in Phase 2. In the first nine months of 2021, there has been limited activity in this docket. We expect more activity related to Phase 2 during 2022. We cannot predict the outcome of these proceedings.
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
The requested forward-looking formula rate is intended to allow for a more timely recovery of transmission-related costs. As part of the order, the FERC established hearing and settlement procedures. In February 2021, a Presiding Judge was appointed to continue the formula rate case proceeding after the settlement procedures resulted in an impasse. In August 2021, we filed an unopposed motion requesting that the Chief Judge suspend the litigation procedural schedule to allow the parties time to prepare and file a comprehensive settlement package, as parties in the proceeding reached a settlement in principle. The motion was granted and the parties are continuing their negotiations to finalize the terms and conditions of the settlement. All rates charged under the revised OATT pursuant to the FERC order are subject to refund until the proceeding concludes. We reserved $24 million as of September 30, 2021, and $15 million as of December 31, 2020, of wholesale revenues in Current Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets. We cannot predict the outcome of the proceedings.
Other FERC Matters
In January 2021, the FERC notified us that it was commencing an audit that intends to evaluate our compliance with: (i) the accounting requirements of the Uniform System of Accounts; and (ii) the reporting requirements of the FERC Form 1 Annual Report and Supplemental Form 3-Q Quarterly Financial Reports. The audit will cover the period of January 1, 2018 to the present. The audit is ongoing and we cannot predict the outcome or findings, if any, of the FERC audit at this time.
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
Renewable Energy Projects
In 2019, we entered into a BTA to develop Oso Grande. In May 2021, Oso Grande was placed in service, adding approximately 250 MW of wind-powered electric generation, increasing our total renewable nominal generation capacity, including PPAs and owned utility-scale generation, to over 600 MW. As of September 30, 2021, there was $442 million in costs related to Oso Grande in Plant in Service on the Condensed Consolidated Balance Sheets.
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
Arizona Energy Policy
In 2018, the ACC opened rulemaking dockets to evaluate possible modifications to various energy policies, including existing renewable energy and energy efficiency goals, integrated resource planning, and retail competition for generation services. In 2019 and 2020, the ACC discussed draft rules related to retail electric competition. The ACC discussed those draft rules during workshops, but such rules have not been officially proposed and no changes have been made to the draft rules. In August 2021, a company filed an application with the ACC requesting a certificate of public convenience and necessity that would grant them the authority to provide competitive electric generation service to customers in our service territory. If the ACC chooses to consider this application, we would intervene in the matter and oppose the request. We cannot predict the outcome of this matter or its impact on our financial position or results of operations.

In December 2020, ACC staff issued a Notice of Proposed Rulemaking based on clean energy rules approved by the ACC in November 2020. In June 2021, these rules were modified by amendments and sent back through the formal rulemaking process. If adopted, the new rules would require us to: (i) reduce carbon emissions below a baseline level of 50% by 2032, 65% by 2040, 80% by 2050, 95% by 2060, and 100% by 2070; (ii) include a demand-side resource capacity of at least 35% of our 2020 peak demand by 2030; (iii) achieve on average 1.3% annual energy efficiency savings starting in 2021; and (iv) install energy storage systems with an aggregate capacity equal to at least 5% of our 2020 peak demand. The new rules would repeal the existing RES and EE Standards. We would seek the ACC's approval to recover any costs related to new energy policies or requirements. We cannot predict the outcome of these matters or their impact on our financial position or results of operations.
Service Disconnection Moratorium
In 2019, the ACC enacted the Summer Moratorium. The Summer Moratorium has remained in effect for 2020 and 2021 to date and will remain in effect each year until the ACC permanently adopts new rules regarding electric service disconnections. In October 2021, an ACC Administrative Law Judge issued a Recommended Opinion and Order for disconnection rules preliminarily approved by the ACC in May 2021. If adopted, these rules would require us to choose to suspend disconnections either: (i) when temperatures are forecasted to be less than 32 degrees or more than 95 degrees Fahrenheit; or (ii) during the period from June 1 through October 15 each year. We cannot predict the outcome of these matters or their impact on our financial position or results of operations.
Production Tax Credits
PTCs are earned as energy from qualifying wind-powered facilities is generated based on a per kilowatt rate as prescribed pursuant to the applicable federal income tax law. Qualifying generating facilities are eligible for the credit for 10 years from the date the facilities are placed in service. The PTC rate for 2021 is $0.025 per kWh generated. Oso Grande began generating power to serve our customers in May 2021; we began earning PTCs at that time. Oso Grande is estimated to generate approximately $8 million and $25 million in PTCs in 2021 and 2022, respectively.
If actual availability of the wind turbines is below a contractually established availability factor, we earn the right to liquidated damages to help offset some of the lost production. We recognized a reduction in Operations and Maintenance on the Condensed Consolidated Statements of Income of $1 million in the three and nine months ended September 30, 2021 related to Oso Grande liquidated damages. The PTCs and liquidated damages will mostly offset the operating and interest expenses of Oso Grande, which are not currently in base rates.
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
The following discussion provides the significant items that affected TEP's results of operations in the third quarter and first nine months of 2021 compared with the same periods in 2020 presented on a pre-tax basis.
Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2021	2020	Percent	2021	2020	Percent
Operating Revenues
Retail	$355	$361	(1.7)%	$867	$818	6.0%
Wholesale, Long-Term	19	12	58.3%	39	26	50.0%
Wholesale, Short-Term (1)	82	44	86.4%	173	98	76.5%
Transmission	7	8	(12.5)%	27	21	28.6%
Springerville Units 3 and 4 Participant Billings	20	20	—%	71	58	22.4%
Other	25	27	(7.4)%	59	69	(14.5)%
Total Operating Revenues	$508	$472	7.6%	$1,236	$1,090	13.4%
(1)Revenues associated with derivatives are primarily returned to retail customers by offsetting the fuel and purchase power costs eligible for recovery through the PPFAC mechanism similar to short-term wholesale sales. As a result, revenues associated with derivatives are included in Wholesale, Short-Term in the table above.
TEP reported Operating Revenues of $508 million in the third quarter of 2021 compared with $472 million in the same period for 2020. The increase of $36 million, or 8%, was primarily due to:
•$31 million in higher wholesale short-term sales primarily due to: (i) an increase in price and sales volume; and (ii) an increase in capacity sales to an affiliate under a tolling PPA entered into in June 2021;
•$9 million in higher retail revenue primarily due to an increase in rates as approved in the 2020 Rate Order; partially offset by unfavorable weather compared to 2020 which included record heat;
•$7 million in higher wholesale long-term sales primarily due to an increase in sales volume;
•$6 million in higher margin from wholesale transactions; and
•$5 million in higher other revenue due to a natural gas transportation asset management agreement entered into in 2020.
The increase was partially offset by:
•$16 million in lower retail revenue primarily due to lower fuel and purchase power recoveries due to lower rates and volume; and
•$6 million in lower other revenue due to a decrease in LFCR revenues as a result of a rate adjustment as approved in the 2020 Rate Order.
TEP reported Operating Revenues of $1,236 million in the first nine months of 2021 compared with $1,090 million in the same period for 2020. The increase of $146 million, or 13%, was primarily due to:
•$72 million in higher wholesale short-term sales primarily due to: (i) an increase in price and sales volume; and (ii) an increase in capacity sales to affiliates for a tolling PPA entered into in June 2021;
•$63 million in higher retail revenue primarily due to: (i) an increase in rates as approved in the 2020 Rate Order; and (ii) higher RES cost recoveries as a result of higher program expenses; partially offset by unfavorable weather compared to 2020 which included record heat;

•$13 million in higher participant billings related to Springerville Units 3 and 4;
•$13 million in higher wholesale long-term sales primarily due to an increase in sales volume;
•$7 million in higher other revenue due to a natural gas transportation asset management agreement entered into in 2020;
•$7 million in higher transmission revenue primarily due to an increase in sales volume; and
•$2 million in higher margin from wholesale transactions.
The increase was partially offset by:
•$19 million in lower other revenue due to a decrease in LFCR revenues as a result of a rate adjustment as approved in the 2020 Rate Order; and
•$14 million in lower retail revenue primarily due to lower fuel and purchase power recoveries due to lower rates and volume.
The following table provides key statistics impacting Operating Revenues:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(kWh in millions)	2021	2020	Percent	2021	2020	Percent
Electric Sales (kWh) (1)
Retail Sales (2)	2,778	3,064	(9.3)%	6,886	7,162	(3.9)%
Wholesale, Long-Term (3)	280	225	24.4%	591	373	58.4%
Wholesale, Short-Term	1,363	1,199	13.7%	4,135	3,547	16.6%
Total Electric Sales	4,421	4,488	(1.5)%	11,612	11,082	4.8%

Average Revenue Per kWh (4)
Retail	12.77	11.78	8.4%	12.59	11.42	10.2%
Wholesale, Long-Term	6.87	5.65	21.6%	6.60	7.08	(6.8)%
Wholesale, Short-Term	5.79	4.01	44.4%	4.09	2.75	48.7%

Total Retail Customers (5)				437,632	432,727	1.1%
(1)These numbers represent the kWh sold to retail, long-term wholesale, and short-term wholesale customers. Management uses kWh sold to retail and wholesale customers to monitor electricity usage.
(2)Decrease in retail sales volume is primarily due to unfavorable weather compared to 2020 which included record heat.
(3)Increase in long-term wholesale sales volume is primarily due to an increase in sales to certain long-term wholesale customers.
(4)This metric represents the amount earned per kWh for retail and wholesale revenue. This number is calculated as revenue divided by Electric Sales (kWh) for each respective revenue class. Management uses this metric to monitor retail and wholesale rates.
(5)This number represents the total retail customer count across all customer classes including residential, commercial, industrial (mining), industrial (non-mining), and other. The customer count is based on the number of active service agreements at the end of each period. Management uses this count to monitor the growth of retail customers.

Operating Expenses
Fuel and Purchased Power Expense
TEP reported Fuel and Purchased Power expense of $204 million in the third quarter of 2021 compared with $179 million in the same period for 2020. The increase of $25 million, or 14%, was primarily due to:
•$31 million in higher fuel costs primarily due to: (i) an increase in natural gas prices; (ii) a tolling PPA entered into in June 2021; and (iii) extended and unplanned generation outages; partially offset by realized gains on natural gas swaps;
•$16 million in higher purchased power primarily due to: (i) a tolling PPA entered into in June 2021; (ii) an increase in price; and (iii) extended and unplanned generation outages; partially offset by a decrease in volume; and
•$3 million in higher transmission costs primarily due to an increase in transmission purchases related to Oso Grande.
The increase was partially offset by a $25 million decrease in expense due to a decrease in retail recoveries and higher PPFAC eligible costs.
TEP reported Fuel and Purchased Power expense of $462 million in the first nine months of 2021 compared with $380 million in the same period for 2020. The increase of $82 million, or 22%, was primarily due to:
•$76 million in higher fuel costs primarily due to: (i) an increase in natural gas prices, net of realized gains on gas swaps as a result of a severe winter storm in the southwestern United States in February 2021; (ii) an increase in volume due to a tolling PPA entered into in June 2021; and (iii) extended and unplanned generation outages;
•$51 million in higher purchased power primarily due to: (i) a tolling PPA entered into in June 2021; (ii) an increase in price as a result of favorable weather during the second quarter of 2021; and (iii) extended and unplanned generation outages; and
•$10 million in higher transmission costs primarily due to an increase in transmission purchases related to Oso Grande.
The increase was partially offset by a $55 million decrease in expense due to higher PPFAC eligible costs, which exceeded PPFAC recoveries, and were deferred as a regulatory asset.

The following provides key statistics impacting Fuel and Purchased Power:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(kWh in millions)	2021	2020	Percent	2021	2020	Percent
Sources of Energy
Coal-Fired Generation	1,338	1,646	(18.7)%	3,794	4,181	(9.3)%
Gas-Fired Generation	2,138	2,366	(9.6)%	5,713	5,685	0.5%
Utility-Owned Renewable Generation (1)	93	21	*	450	66	*
Total Generation	3,569	4,033	(11.5)%	9,957	9,932	0.3%
Purchased Power, Non-Renewable	859	557	54.2%	1,452	1,136	27.8%
Purchased Power, Renewable (2)	229	165	38.8%	721	533	35.3%
Total Generation and Purchased Power (3)	4,657	4,755	(2.1)%	12,130	11,601	4.6%

(cents per kWh)
Average Fuel Cost of Generated Power (4)
Coal	2.61	2.43	7.4%	2.52	2.49	1.2%
Natural Gas (5) (6)	3.98	2.10	89.5%	3.40	1.93	76.2%
Average Cost of Purchased Power (7)
Purchased Power, Non-Renewable (6)	8.28	9.99	(17.1)%	8.00	6.41	24.8%
Purchased Power, Renewable	7.31	9.55	(23.5)%	7.74	9.46	(18.2)%
*Not meaningful
(1)In May 2021, Oso Grande was placed in service, adding 250 MW of wind-powered electric generation, increasing TEP's total utility-owned renewable generation.
(2)In April 2021, a 100 MW solar facility achieved commercial operation, adding up to 100 MW of renewable purchased power capacity for TEP under the related PPA.
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

Operations and Maintenance Expense
TEP reported Operations and Maintenance expense of $95 million in the third quarter of 2021 compared with $89 million in the same period for 2020. The increase of $6 million, or 7%, was primarily due to:
•$3 million in higher employee wages and benefits expense; and
•$2 million in higher maintenance expense related to Springerville Units 1 and 2 testing and generation maintenance; partially offset by lower bad debt expense.
TEP reported Operations and Maintenance expense of $301 million in the first nine months of 2021 compared with $260 million in the same period for 2020. The increase of $41 million, or 16%, was primarily due to:
•$16 million in higher maintenance expense related to planned generation outages in 2021;
•$13 million in higher reimbursable maintenance expense related to Springerville Units 3 and 4 planned generation outages in 2021; and
•$11 million in higher employee wages and benefits expense.
Depreciation and Amortization Expense
TEP reported Depreciation and Amortization expense of $63 million in the third quarter of 2021 compared with $55 million in the same period for 2020. The increase of $8 million, or 15%, was primarily due to:
•$4 million in higher depreciation and amortization expense due to an increase in asset base; and
•$4 million in higher depreciation and amortization expense due to an increase in depreciation rates and amortization as approved in the 2020 Rate Order.
TEP reported Depreciation and Amortization expense of $181 million in the first nine months of 2021 compared with $162 million in the same period for 2020. The increase of $19 million, or 12%, was primarily due to:
•$11 million in higher depreciation and amortization expense due to an increase in asset base; and
•$8 million in higher depreciation and amortization expense due to an increase in depreciation rates and amortization as approved in the 2020 Rate Order.
Other Income (Expense)
TEP reported other expense of $18 million in the third quarter of 2021 compared with $13 million in the same period for 2020. The increase of $5 million, or 38%, was primarily due to:
•$5 million in lower AFUDC due to a decrease in construction projects as a result of Oso Grande being placed in service; and
•$1 million decrease in the value of investments used to support certain post-employment benefits as a result of unfavorable market conditions.
The increase was partially offset by $1 million increase in other income due to an increase in expected return on pension plan assets.
TEP reported other expense of $36 million in the first nine months of 2021 compared with $42 million in the same period for 2020. The decrease of $6 million, or 14%, was primarily due to:
•$6 million increase in the value of investments used to support certain post-employment benefits as a result of favorable market conditions; and
•$4 million increase in other income primarily due to an increase in expected return on pension plan assets.
The decrease was partially offset by $4 million in lower AFUDC due to a decrease in construction projects as a result of Oso Grande being placed in service and a 2020 FERC Order that provided for an adjustment in the AFUDC calculation not recurring in 2021.

Income Tax Expense
TEP reported Income Tax Expense of $17 million in the third quarter of 2021 compared with $21 million in the same period for 2020, a decrease of $4 million, or 19%. The decrease was primarily due to:
•$3 million increase in PTCs as a result of Oso Grande; and
•$1 million in lower tax expense due to a decrease in taxable earnings.
TEP reported Income Tax Expense of $27 million in the first nine months of 2021 compared with $35 million in the same period for 2020. The decrease of $8 million, or 23%, was primarily due to an increase in PTCs as a result of Oso Grande.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
An extended period of economic disruption could affect our business and financial conditions, and access to sources of liquidity. Cash flows may vary during the year with cash flows from operations typically being the lowest in the first quarter of the year and highest in the third quarter due to TEP's summer peaking load. We use our revolving credit as needed to fund our business activities. We believe that we have sufficient liquidity under the 2021 Credit Agreement to meet short-term working capital needs and to provide credit enhancement as necessary under energy procurement and hedging agreements. The availability and terms under which we have access to external financing depend on a variety of factors, including our credit ratings and conditions in the bank and capital markets.
Available Liquidity

(in millions)	September 30, 2021
Cash and Cash Equivalents	$90
Amount Available under Revolving Credit Agreement (1)	240
Total Liquidity	$330
(1)The 2015 Credit Agreement provided for $250 million of revolving credit commitments with a LOC sublimit of $50 million and a maturity date of October 2022. The 2015 Credit Agreement was amended and restated on October 15, 2021 by the 2021 Credit Agreement, which provides for $250 million of revolving credit and a LOC sublimit of $50 million. It expires in October 2026.
Future Liquidity Requirements
We expect to meet all of our financial obligations and other anticipated cash outflows for the foreseeable future. These obligations and anticipated cash outflows include, but are not limited to: (i) dividend payments; (ii) debt maturities; (iii) employee benefit obligations; and (iv) contracted obligations including those forecasted in the Capital Expenditures table reported in our 2020 Annual Report on Form 10-K and the material changes summarized below in the respective sections.
Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing and financing activities:

	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2021	2020	Percent
Operating Activities	$343	$355	(3.4)%
Investing Activities	(398)	(644)	(38.2)%
Financing Activities	83	441	(81.2)%
Net Increase (1)	28	152	(81.6)%
Beginning of Period	82	28	192.9%
End of Period (1)	$110	$180	(38.9)%
(1)    Calculated on rounded data and may not correspond exactly to amounts on the Condensed Consolidated Statements of Cash Flows.
Operating Activities
In the first nine months of 2021, net cash flows from operating activities decreased by $12 million compared with the same period in 2020. The decrease was primarily due to: (i) changes in working capital related to higher fuel costs and purchased power market prices, and the timing of payments; and (ii) higher operations and maintenance expenses due to an increase in employee wages and benefits expense and planned generation outages in 2021.
The decrease was partially offset by: (i) higher retail revenues related to an increase in rates as approved in the 2020 Rate Order; (ii) higher gains from wholesale transactions; and (iii) higher transmission revenue primarily due to an increase in sales volume.
Investing Activities
In the first nine months of 2021, net cash flows used for investing activities decreased by $246 million compared with the same period in 2020 primarily due to higher capital expenditures related to Oso Grande BTA payments in 2020 not occurring in 2021.
Financing Activities
In the first nine months of 2021, net cash flows from financing activities decreased by $358 million compared with the same period in 2020 primarily due to: (i) lower proceeds from debt issuances and credit facility borrowings; and (ii) a decrease in equity contributions from UNS Energy.
The decrease was partially offset by a reduction in repayments of credit facility borrowings.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of September 30, 2021, TEP had no short-term investments.
Access to Credit Agreements
We have access to working capital through our credit agreements.
In January 2020, $12 million in LOCs with fees accruing at a rate of 1.00% per annum were issued pursuant to various Oso Grande agreements. In May 2021, Oso Grande was placed in service and a $2 million LOC was cancelled. The remaining $10 million LOC was outstanding as of September 30, 2021, and was subsequently cancelled on October 8, 2021. On October 15, 2021, the 2015 Credit Agreement revolving credit commitment and LOC facility was amended and restated by the 2021 Credit Agreement.
On October 20, 2021, TEP arranged for the issuance of a $10 million LOC with fees accruing at a rate of 1.00% per annum in relation to an Oso Grande transmission agreement. As of October 28, 2021, there was $240 million available under the 2021 Credit Agreement revolving commitment and LOC facility. See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on our 2021 Credit Agreement.
See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 in our 2020 Annual Report on Form 10-K for additional information on our 2015 and 2019 Credit Agreements.
Debt Financing
We use debt financing to meet a portion of our capital needs and lower our overall cost of capital. Our cost of capital is also affected by our credit ratings.
In May 2021, TEP issued and sold $325 million aggregate principal amount of 3.25% senior unsecured notes due May 2051, with the proceeds used to redeem debt in August 2021 and for general corporate purposes.
In August 2021, TEP redeemed at par $250 million aggregate principal amount of 5.15% senior unsecured notes prior to the maturity of the notes.
TEP has, from time to time, refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, we may refinance other debt issuances or repurchase debt in the future.
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of September 30, 2021, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- and A3, respectively.

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
Debt Covenants
Under certain agreements, should TEP fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of September 30, 2021, TEP was in compliance with these covenants.
We do not have any provisions in any of our debt or lease agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contributions from Parent
TEP received no equity contributions from UNS Energy in the third quarter of 2021 and received equity contributions of $50 million in the first nine months of 2021. TEP received no equity contributions in the third quarter of 2020 and received equity contributions of $200 million in the first nine months of 2020.
Dividends Paid to Parent
TEP declared and paid a $38 million dividend to UNS Energy in the third quarter and first nine months of each of 2021 and 2020.
Master Trading Agreements
TEP conducts its wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, TEP may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits provided to TEP based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of September 30, 2021, TEP had $9 million of cash posted as collateral to provide credit enhancement related to our wholesale marketing or risk management activities.
Capital Expenditures
TEP's routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. Capital expenditures for the first nine months of 2021 were $360 million.
Our forecasted capital expenditures presented below exclude amounts for AFUDC equity and other non-cash items:

	Years Ended December 31,
(in millions)	2021	2022	2023	2024	2025
Generation Facilities:
Renewable Energy (1)	$47	$9	$96	$223	$3
Other Generation Facilities	89	56	48	34	63
Total Generation Facilities	136	65	144	257	66
Transmission and Distribution (2)	273	312	337	282	296
General and Other (3)	131	81	62	56	76
Total Capital Expenditures	$540	$458	$543	$595	$438
(1)Includes investment in renewable energy that we expect will allow us to continue our long-term strategy of shifting to a more diverse, sustainable energy portfolio.
(2)Increases due to investments in transmission capacity and distribution system reliability.
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
Income Tax Position
TEP made net tax sharing payments of $4 million to UNS Energy in the first nine months of 2021. Based on our remaining tax credit carryforward balances and limitations on their use in individual years, we expect to make additional tax sharing payments in 2021. Future payment obligations are subject to change and are not expected to have a significant impact on our operating cash flows.
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
TEP conducted the potential emissions controls evaluation, commonly referred to as the four factor analysis, for both facilities. These evaluations were submitted to the ADEQ in March 2020 for the agency's use in developing the revised SIP. The regulatory deadline for ADEQ to submit the revised SIP to the EPA for approval was July 31, 2021, however, ADEQ was not able to meet this deadline, and is continuing to develop the SIP for submittal. Based on current Regional Haze requirement time-frames, TEP anticipates that compliance strategies, if any, will likely be required to be implemented three years after the ADEQ submits the revised SIP to the EPA. TEP cannot predict the outcome of these matters at this time, but will continue to work with the agency to determine compliance strategies as needed.
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
As of September 30, 2021, the EPA has not taken final action on these proposals. As a result, TEP cannot predict the impact of the proposed rulemakings.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to apply accounting policies and make estimates, judgments, and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements and related notes. Management believes that there have been no significant changes during the nine months ended September 30, 2021, to the items that we disclosed as our critical accounting policies and estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of September 30, 2021. There was no change in TEP’s internal control over financial reporting during the quarter ended September 30, 2021, that materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Susan M. Gray

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Frank P. Marino

*32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101

*	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	October 28, 2021	/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)