Form 10-K
period 2021-12-31
TUCSON ELECTRIC POWER CO
filed 2022-02-11
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates: None
As of February 10, 2022, Tucson Electric Power Company had 32,139,434 shares of common stock, no par value, outstanding, all of which were held by UNS Energy Corporation, an indirect wholly-owned subsidiary of Fortis Inc.
Documents incorporated by reference: None
Tucson Electric Power Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is, therefore, filing portions of this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

DEFINITIONS
The abbreviations and acronyms used in the 2021 Form 10-K are defined below:
INDUSTRY ACRONYMS AND CERTAIN DEFINITIONS

2015 Credit Agreement	TEP's prior credit facility entered into in October 2015, and extended through October 2022, that provided for revolving credit commitments and a LOC facility
2019 FERC Rate Case	In 2019, the FERC issued an order approving TEP's proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings
2020 IRP	TEP's 2020 Integrated Resource Plan filed with the ACC in June 2020, which outlines TEP's energy portfolio through 2035
2020 Rate Order	A rate order issued by the ACC resulting in a new rate structure for TEP, effective on January 1, 2021
2021 Credit Agreement	In October 2021, TEP entered into an unsecured credit agreement that provides for revolving credit commitments with swingline and LOC sublimits, due in October 2026, the termination date
ABR	Alternate Base Rate
ACC	Arizona Corporation Commission
ACC Refund Order	An order issued by the ACC approving TEP’s proposal to return savings from the Company’s federal corporate income tax rate under the TCJA to its customers through a combination of a customer bill credit and a regulatory liability that reflects the deferral of the return of a portion of the savings, effective May 1, 2018
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
BTA	Build-Transfer Agreement
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
COVID-19	Coronavirus Disease 2019
CCR	Coal Combustion Residuals
DG	Distributed Generation
DSM	Demand Side Management
ECA	Environmental Compliance Adjustor
EDIT	Excess Deferred Income Taxes
EE Standards	Energy Efficiency Standards
EIM	Energy Imbalance Market
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
IRS	Internal Revenue Service
LFCR	Lost Fixed Cost Recovery
LIBOR	London Interbank Offered Rate
LOC	Letter(s) of Credit
NERC	North American Electric Reliability Corporation
NOPR	Notice of Proposed Rulemaking
OATT	Open Access Transmission Tariff
PBI	Performance Based Incentives
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
v

PSU	Performance-Based Share Units
PTC	Production Tax Credit
PV	Photovoltaic
RCRA	Resource Conservation and Recovery Act
REC	Renewable Energy Credit
Regional Haze	Regional Haze Regulation promulgated by the EPA to improve visibility at national parks and wilderness areas
RES	Renewable Energy Standard
REST	Renewable Energy Standard and Tariff
Retail Rates	Rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment
RICE	Reciprocating Internal Combustion Engine
RMC	Risk Management Committee
RSU	Restricted Share Units
SERP	Supplemental Executive Retirement Plan
Summer Moratorium	Emergency rules first enacted by the ACC in 2019 that suspend service disconnections and late fees for electric residential customers who otherwise would be eligible for service disconnection during the period from June 1 through October 15
TCA	Transmission Cost Adjustor
TCJA	Tax Cuts and Jobs Act
TEAM	Tax Expense Adjustor Mechanism
VEBA	Voluntary Employee Beneficiary Association

ENTITIES AND GENERATING STATIONS

APS	Arizona Public Service Company
Fortis	Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada, whose principal executive offices are located at Fortis Place, Suite 1100, 5 Springdale Street, St. John's, NL A1E 0E4
FortisUS	Fortis intermediate holding company
Four Corners	Four Corners Generating Station
Gila River	Gila River Generating Station
Luna	Luna Generating Station
Navajo	Navajo Generating Station
Oso Grande	A 250 MW nominal capacity wind-powered electric generation facility, located in southeastern New Mexico
PNM	Public Service Company of New Mexico
San Juan	San Juan Generating Station
SES	Southwest Energy Solutions, Inc.
Springerville	Springerville Generating Station
Springerville Common Facilities	Portion of the facilities at Springerville used in common with Springerville Unit 1 and Unit 2
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
Tri-State	Tri-State Generation and Transmission Association, Inc.
UASTP	University of Arizona Science and Technology Park
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701

UNS Energy Affiliates	Affiliated subsidiaries of UNS Energy Corporation including UniSource Energy Services, Inc., UNS Electric, Inc., UNS Gas, Inc., and Southwest Energy Solutions, Inc.
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNITS OF MEASURE

AC	Alternating Current
BBtu	Billion British thermal unit(s)
GWh	Gigawatt-hour(s)
kWh	Kilowatt-hour(s)
MMBtu	Million Metric British thermal units
MW	Megawatt(s)
MWh	Megawatt-hour(s)

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
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of this report. These factors include: voter initiatives and state and federal regulatory and legislative decisions and actions, including changes in tax and energy policies and the adoption of new regulations regarding electric service disconnections; any change in the structure of utility service in Arizona resulting from the ACC or state legislature's examination of the state's energy policies and applications by other companies to the ACC requesting a certificate of public convenience and necessity to provide competitive electric generation service to customers in our service territory; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; the final outcome of the 2019 FERC Rate Case; the outcome of Phase 2 of the 2020 Rate Order; unfavorable rulings, penalties, or findings by the FERC; regional economic and market conditions that could affect customer growth and electricity usage of customers; changes in energy consumption by retail customers; risks related to climate change, including shifts in weather seasonality and/or extreme weather events affecting electricity usage of our customers and/or the performance of our operations; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the expected demand plus reserve margin requirements; the cost of debt and equity capital and access to capital markets and bank markets, which may affect our ability to raise additional capital and use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and a changing interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and related contribution requirements and expenses; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting policies and estimates; the ongoing impact of mandated energy efficiency and DG initiatives; changes to long-term contracts; the cost of fuel and power supplies; the ability to obtain coal from our suppliers; cyber-attacks, data breaches, or other challenges to our information security, including our operations and technology systems; the performance of generation facilities, including renewable generation resources; participation in the EIM; the extent of the impact of the COVID-19 pandemic on our business and operations, and the economic and societal disruptions resulting from the COVID-19 pandemic and government actions taken in response thereto; and the implementation of our 2020 IRP.

PART I
ITEM 1. BUSINESS
OVERVIEW OF BUSINESS
General
TEP and its predecessor companies have served the greater Tucson metropolitan area for 129 years. TEP was incorporated in the State of Arizona in 1963. TEP is a regulated electric utility company serving approximately 438,000 retail customers. TEP’s service territory covers 1,155 square miles and includes a population of over one million people in Pima County, as well as parts of Cochise County. TEP's principal business operations include generating, transmitting, and distributing electricity to its retail customers. In addition to retail sales, TEP sells electricity, transmission, and ancillary services to other utilities, municipalities, and energy marketing companies on a wholesale basis. TEP is subject to comprehensive state and federal regulation. The regulated electric utility operation is TEP's only segment.
TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis, whose principal executive offices are located in St. John's, Newfoundland and Labrador, Canada.
Regulated Utility Operations
TEP delivers electricity to retail customers in southern Arizona. TEP owns or has contracts for natural gas, coal-fired, and renewable generation resources to provide electricity. This electricity, together with electricity purchased in the wholesale market, is delivered over transmission lines which are part of the Western Interconnection, a regional grid in the United States. The electricity is then transformed to lower voltages and delivered to customers through TEP's distribution system.
FERC Regulation and Rates
The FERC regulates portions of utility accounting practices and rates of TEP, including rates and services for electric transmission and wholesale power sales in interstate commerce. The FERC establishes rates that allow a utility to recover transmission related costs.
FERC Rates
TEP has a forward-looking OATT formula rate, which updates annually and allows for timely recovery of transmission related costs. TEP's OATT formula rate is currently subject to refund following hearing and settlement procedures. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.
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
In 2021, the percentage of retail kWh sales attributable to the RES was approximately 26%, exceeding the 2021 requirement of 11%.
See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding RES.

Energy Efficiency Standard
Under the EE Standards, the ACC requires electric utilities to implement cost-effective programs to reduce customers' energy consumption. As of December 31, 2021, TEP’s cumulative annual energy savings was approximately 23%.
RES requirements and EE Standards may be impacted by changes to Arizona's energy policy. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations and Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.
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
•TEAM — a usage-based charge or credit that allows TEP to pass-through the regulatory deferral balance related to the TCJA in 2021, the change in EDIT, and any material income tax effects of post-test year tax legislation.
•TCA — a usage-based charge or credit that allows TEP to reflect changes in costs related to investments and expenses included in TEP's FERC OATT formula rate.
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

Customers
Electricity sold to retail and wholesale customers by class of customer and the average number of retail customers over the last five years were as follows:

(sales in GWh)	2021		2020		2019		2018		2017
Electric Sales
Residential	3,820	25%	4,170	28%	3,698	22%	3,766	24%	3,786	29%
Commercial	1,939	13%	2,005	13%	2,077	13%	2,136	14%	2,192	17%
Industrial, non-Mining	1,893	12%	1,834	12%	1,896	11%	1,949	12%	1,939	15%
Industrial, Mining	1,050	7%	1,086	7%	1,057	6%	1,033	7%	991	8%
Other	16	—%	16	—%	16	—%	16	—%	18	—%
Total Retail Sales by Customer Class	8,718	57%	9,111	61%	8,744	53%	8,900	57%	8,926	68%
Wholesale Sales, Long-Term	837	6%	508	4%	490	3%	424	3%	587	4%
Wholesale Sales, Short-Term(1)	5,643	37%	5,279	35%	7,257	44%	6,279	40%	3,630	28%
Total Electric Sales	15,198	100%	14,898	100%	16,491	100%	15,603	100%	13,143	100%

Average Number of Retail Customers
Residential	396,562	90%	391,953	90%	387,409	90%	384,021	90%	381,399	90%
Commercial	39,395	9%	39,096	9%	38,838	9%	38,642	9%	38,564	9%
Industrial, non-Mining	523	—%	491	—%	503	—%	504	—%	520	—%
Industrial, Mining	4	—%	4	—%	4	—%	4	—%	4	—%
Other	1,873	1%	1,877	1%	1,872	1%	1,873	1%	1,879	1%
Total Retail Customers	438,357	100%	433,421	100%	428,626	100%	425,044	100%	422,366	100%
(1)In 2020, short-term sales decreased due to: (i) the retirement of Navajo in 2019; and (ii) Gila River Unit 2 replacing the generation to serve retail load. Short-term sales increased in 2019 and 2018 due to an increase in generation capacity related to Gila River Unit 2.
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
Local, regional, and national economic factors impact the growth in the number of customers in TEP’s service territory. In each of the past five years, TEP’s average number of retail customers increased by approximately 1%. TEP expects the number of retail customers to increase at a rate of approximately 1% in 2022 based on the estimated population growth in its service territory.
TEP’s retail sales volume in 2021 was 8,718 GWh, which is a decrease of 2% from 2017 levels. During the past five years, decreased sales volumes due to variation in weather and state requirements to promote energy efficiency and DG have been tempered by customer growth.
In 2020, due to changes in consumer and business behavior in response to the COVID-19 pandemic, there was a decrease in energy usage by commercial and industrial customers. Due to stay at home orders and the adoption of work from home practices, along with record heat in 2020, there was an offsetting increase in energy usage by residential customers starting in the second quarter of 2020. In 2021, usage began to return to pre-COVID-19 pandemic patterns.
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
Short-Term Wholesale Sales
Certain contracts for short-term wholesale sales cover periods of less than one year and obligate TEP to sell capacity or power at a fixed price. TEP also engages in short-term wholesale sales by selling power in the daily or hourly markets at fluctuating spot market prices and making other non-firm power sales. The majority of TEP's revenues from short-term wholesale sales are passed through to TEP’s retail customers offsetting fuel and purchased power costs. TEP uses short-term wholesale sales as part of its hedging strategy to reduce customer exposure to fluctuating power prices.
Energy Imbalance Market
In 2019, TEP signed an agreement with the California Independent System Operator indicating its intent to begin participating in the EIM. TEP is preparing to enter the EIM in the second quarter of 2022. Participation in the EIM is voluntary and available to all balancing authorities in the western United States. In order to participate in the EIM, TEP must demonstrate resource adequacy through a combination of owned or contracted resources. TEP's participation in the EIM is expected to: (i) reduce the costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources; (ii) allow for more effective integration of renewables; and (iii) enhance reliability through improved system utilization and responsiveness.
Competition
Retail Customers
TEP is the primary electric service provider to retail customers within its service territory and operates under a certificate of public convenience and necessity as regulated by the ACC.
In 2018, the ACC opened rulemaking dockets to evaluate possible modifications to various energy policies including existing renewable energy and energy efficiency goals, integrated resource planning, and retail competition for generation services. In 2019 and 2020, the ACC discussed draft rules related to retail electric competition. The ACC discussed those draft rules during workshops; however, draft rules have not been officially proposed. In August 2021, a company filed an application with the ACC requesting a certificate of public convenience and necessity that would grant them the authority to provide competitive electric generation service to customers in TEP's service territory. If the ACC chooses to consider this application, TEP would intervene in the matter and oppose the request. TEP cannot predict the outcome of this matter or its impact on TEP's financial position or results of operations.
Wholesale Customers
TEP engages in long-term wholesale sales to optimize its generation resources. As a result of its wholesale power activity, TEP competes with other utilities, power marketers, and independent power producers in wholesale markets.

Generation Facilities
As of December 31, 2021, TEP had 3,184 MW of nominal generation capacity, as set forth in the following table. Nominal rating is based on current unit design basis net output, measured in AC:

	Unit		Date	Capacity	Operating	TEP’s Share
Generation Source	No.	Location	In Service	(MW)	Agent	%	(MW)
Natural Gas
Gila River	2	Gila Bend, AZ	2003	550	SRP	100	550
Gila River	3	Gila Bend, AZ	2003	550	SRP	75.0	413
Luna	1	Deming, NM	2006	555	PNM	33.3	185
Sundt	3	Tucson, AZ	1962	104	TEP	100	104
Sundt	4	Tucson, AZ	1967	156	TEP	100	156
Sundt Reciprocating Internal Combustion Engine	1-10	Tucson, AZ	2019-2020	188	TEP	100	188
Sundt Internal Combustion Turbines		Tucson, AZ	1972-1973	50	TEP	100	50
DeMoss Petrie (1)		Tucson, AZ	2001	75	TEP	100	75
North Loop		Tucson, AZ	2001	96	TEP	100	96
Coal
Springerville	1	Springerville, AZ	1985	387	TEP	100	387
Springerville (2)	2	Springerville, AZ	1990	406	TEP	100	406
San Juan	1	Farmington, NM	1976	340	PNM	50.0	170
Four Corners	4	Farmington, NM	1969	785	APS	7.0	55
Four Corners	5	Farmington, NM	1970	785	APS	7.0	55
Renewables
Utility-Owned Renewables (3)		Various	2002-2021	294	TEP	100	294
Total Capacity							3,184
(1)DeMoss Petrie is accompanied by 10 MW of battery storage. Payments for battery storage are accounted for as variable lease costs.
(2)Springerville Unit 2 is owned by San Carlos Resources, Inc., a wholly-owned subsidiary of TEP.
(3)In May 2021, Oso Grande was placed in service, adding 250 MW of wind-powered electric generation.
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

Utility-Owned Renewables
As of December 31, 2021, TEP owned 44 MW of PV solar generation capacity and 250 MW of wind generation capacity, measured in AC. The following table presents TEP's owned renewable generation resources:

Generation Source	Location	Date/Projected Date in Service	In Service Capacity (MW)	Under Development Capacity (MW)
Solar
Fort Huachuca Phase I & II (1)	Sierra Vista, AZ	2014-2017	18
Springerville Solar	Springerville, AZ	2004-2014	13
UASTP Phase I & II (2)	Tucson, AZ	2010-2011	6
Solon Prairie Fire (2)	Tucson, AZ	2012	5
Residential Solar	Tucson, AZ	Various	2
Raptor Ridge	Tucson, AZ	2022		13
Wind
Oso Grande (3)	Chaves County, NM	2021	250
Total Capacity			294	13
(1)TEP has a 30-year easement agreement to facilitate operations on behalf of the Department of the Army.
(2)The UASTP I & II and Solon Prairie Fire are located on properties held under land easements and leases.
(3)Oso Grande was placed in service in May 2021.
Renewable Power Purchase Agreements
As of December 31, 2021, TEP had renewable PPAs for 256 MW from solar resources and 179 MW from wind resources as presented in the table below. The solar PPAs contain options that allow TEP to purchase all or part of the related project at a future date. The following table's capacity is measured in AC:

Generation Source	Location	Date/Projected Date in Service	In Service Capacity (MW)	Under Development Capacity (MW)
Solar
Wilmot Solar (1)	Sahuarita, AZ	2021	100
Red Horse	Willcox, AZ	2015	41
Avalon I	Sahuarita, AZ	2014	29
Avra Valley	Marana, AZ	2012	25
Picture Rocks	Marana, AZ	2012	20
Avalon II	Sahuarita, AZ	2016	16
Valencia	Tucson, AZ	2013	10
E.On Tech Park	Tucson, AZ	2012	5
Gato Montes	Tucson, AZ	2012	5
Small PPAs (<5MW) (2)	Various	Various	5
Babacomari North	Cochise County, AZ	2022		80
Babacomari South	Cochise County, AZ	2023		80
Wind
Borderlands Wind (3)	Catron County, NM	2021	99
Macho Springs	Deming, NM	2011	50
Red Horse Wind	Willcox, AZ	2015	30
Total Capacity			435	160
(1)In April 2021, Wilmot Solar was placed in service accompanied by 30 MW of battery storage. Payments for battery storage are accounted for as variable lease costs.
(2)Iron Horse has 2 MW of capacity accompanied by 10 MW of battery storage. Payments for battery storage are accounted for as variable lease costs.

(3)Borderlands Wind was placed in service in December 2021.
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
Peak Demand and Future Resources
Peak Demand

(in MW)	2021	2020	2019	2018	2017
Retail Customers	2,427	2,467	2,367	2,413	2,415
In 2021, TEP's generation and purchased resources were sufficient to meet total retail and long-term wholesale peak demand, while maintaining a reserve margin in compliance with reliability criteria set forth by the Western Electricity Coordinating Council, a regional entity with delegated authority from NERC.
Peak demand occurs during the summer months due to the cooling requirements of retail customers in TEP’s service territory. Retail peak demand varies from year-to-year due to weather, energy conservation, DG, economic conditions, and other factors.
Forecasted retail peak demand for 2022 is 2,269 MW compared with actual peak demand of 2,427 MW in 2021. TEP’s 2022 estimated retail peak demand is based on weather patterns observed over a 10-year period and other factors, including estimates of customer usage. TEP believes that existing generation capacity and PPAs are sufficient to meet the expected demand and reserve margin requirements in 2022.
Future Resources
TEP's strategy on future resources is to continue its transition from carbon-intensive sources to a more sustainable energy portfolio, while maintaining reliability and ensuring rate affordability for its customers.
In June 2020, TEP filed its 2020 IRP, which outlines its plan through 2035 to meet its electric demand while transitioning to a more sustainable energy portfolio. The plan includes a goal to reduce carbon emissions by 80% compared to 2005 by 2035. The IRP proposes to achieve this goal by reducing the Company's dependency on coal-fired generation over the next decade while developing new renewable energy projects like Oso Grande, Raptor Ridge, and energy storage projects to meet electric demand. On February 9, 2022, the ACC acknowledged TEP’s IRP and found it to be reasonable and in the public interest.
In 2020, ACC staff issued a NOPR based on clean energy rules approved by the ACC. In June 2021, these rules were modified by amendments and sent back through the formal rulemaking process, resulting in ACC staff issuing a new NOPR in December 2021. The rules would have required affected utilities to, among other provisions, reduce carbon emissions below certain baseline levels, and would have also repealed the existing RES and EE Standards. In January 2022, the ACC rejected the new rules, effectively ending the rule-making process. Also in January 2022, the ACC voted to open a new rule-making docket on integrated resource planning. TEP cannot predict the timing or outcome of this proceeding.
See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations of this Form 10-K for additional information regarding TEP's 2020 IRP and the NOPR.

Fuel, Purchased Power, and Other Resources
A summary of fuel, purchased power, and other resource information is provided below:

	Average Cost (cents per kWh)			Percentage of Total kWh Resources
	2021	2020	2019	2021	2020	2019
Coal	2.60	2.51	2.46	34%	37%	41%
Natural Gas	3.36	2.03	2.33	46%	49%	45%
Purchased Power, Non-Renewable	8.88	6.26	4.09	10%	9%	10%
Total Non-Renewable				90%	95%	96%

Purchased Power, Renewable	7.63	9.42	9.43	6%	4%	4%
Utility-Owned, Renewable	N/A	N/A	N/A	4%	1%	—%
Total Renewable				10%	5%	4%

Total Fuel, Purchased Power and Other Resources				100%	100%	100%
Coal Supply
The coal used for generation is low-sulfur, bituminous or sub-bituminous coal sourced from mines in Arizona and New Mexico. The table below provides information on the existing coal contracts that supply TEP's generation facilities. The average cost of coal per MMBtu, including transportation, was $2.48 in 2021 and $2.37 in 2020 and 2019.

Station	Coal Supplier	2021 Coal Consumption (tons in 000s)	Contract Expiration Date	Average Sulfur Content	Coal Obtained From
Springerville	Peabody CoalSales	2,145	2022	1.0%	Lee Ranch Mine/El Segundo Mine
Four Corners	NTEC	306	2031	0.7%	Navajo Mine
San Juan	San Juan Coal Co.	578	2022	0.8%	San Juan Mine
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

Natural Gas Supply
The table below provides information on the natural gas transportation agreements that deliver natural gas to TEP's generation facilities. The average cost of natural gas per MMBtu, including transportation, was $5.38 in 2021, $2.19 in 2020, and $2.20 in 2019. The increase in cost in 2021 compared to 2020 and 2019 was primarily due to an increase in natural gas prices as a result of a severe winter storm in the southwestern United States in February 2021.

Station	Natural Gas Transportation Counterparty	Contract Expiration Date(s)
Gila	Transwestern Pipeline Co./El Paso Natural Gas Company, LLC	2022-2040
Luna	El Paso Natural Gas Company, LLC	2022
Sundt	El Paso Natural Gas Company, LLC	2023-2040
DeMoss Petrie	Southwest Gas Corporation	Retail Tariff
North Loop	Southwest Gas Corporation	Retail Tariff
Transmission and Distribution
TEP's distribution and transmission facilities are located in Arizona and New Mexico. These facilities are located on property owned by: (i) TEP; (ii) public entities; (iii) private entities; and (iv) Indian Nations. TEP's transmission and distribution systems included approximately 2,232 miles of transmission lines and 7,854 miles of distribution lines as of December 31, 2021.
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
ENVIRONMENTAL MATTERS
The EPA regulates, or has the authority to regulate, the amount of sulfur dioxide (SO2), nitrogen oxide (NOx), carbon dioxide (CO2), particulate matter, mercury, and other by-products produced by generation facilities. TEP may incur added costs to comply with future changes in federal and state environmental laws, regulations, and permit requirements at its generation facilities. Environmental laws and regulations are subject to a range of interpretations, which may ultimately be resolved by the courts. Because these laws and regulations continue to evolve, TEP is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. TEP expects the recovery of the cost of environmental compliance through Retail Rates.
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
HUMAN CAPITAL
TEP strives to create a positive environment for its employees through its values and initiatives. As of December 31, 2021, TEP had 1,719 employees, of which approximately 794 were represented by the International Brotherhood of Electrical Workers Local No. 1116 (IBEW). The current collective bargaining agreements between the IBEW and TEP expire in July 2022 with wages in effect through December 2022. TEP also engages with independent contractors in the ordinary course of its business as necessary.
Governance and Culture
TEP believes that the foundation for a diverse and inclusive work environment starts with the Executive Officers and Board of Directors' active involvement in tracking the Company's goals and objectives. TEP incorporates diversity, equity, and inclusion metrics and sustainability targets into its annual goals, which align these objectives with employee compensation. TEP's business strategy is intended to help employees thrive through a commitment to adapting to change, investing in continuous learning, and promoting collaboration, inclusion, and diversity, while deepening the Company's safety culture.
TEP's compliance team and Board of Directors review the Company's Code of Ethics and Business Conduct (Code) annually and make updates based on direct feedback from employees. The Code serves as TEP's ethical compass and expressly states that the Company will not tolerate certain behaviors including: (i) retaliation; (ii) discrimination; (iii) harassment; or (iv) abuse of positions of trust for personal gain. The Code is intended to help TEP create a safe and respectful workplace where employees feel valued and secure.

Diversity, Equity, and Inclusion
Diversity, equity, and inclusion are an integral part of TEP’s vision and values. TEP values an inclusive culture and the unique contributions, perspectives, and experiences of its employees. Based on its commitment to diversity, equity, and inclusion, TEP implemented unconscious bias training for all employees and conducted workshops to encourage employees to think inclusively. TEP continues to identify and focus on behaviors that build strong and positive relationships at work to support an environment of thriving employees.
Business Resource Groups
The Company supports employee participation in Business Resource Groups (BRG), which are voluntary, employee-led groups that have established missions, goals, and practices that support career development and employee engagement and align with TEP's business priorities. Participants share ideas and issues to help promote an inclusive, equitable, and respectful workplace. Examples of BRGs that provide professional networking opportunities at TEP include:
•Veterans in Energy — dedicated to: (i) building relationships between its members; (ii) providing support and mentorship for military veterans and families; and (iii) promoting engagement and retention of military veteran employees.
•Women in Energy — dedicated to: (i) inspiring women in their professional growth; (ii) developing leadership qualities in women; and (iii) promoting engagement of women and diverse representation and thought.
Workforce Pipeline
TEP's workforce pipeline initiatives center on attracting, engaging, and developing a diverse workforce. Many of these efforts are specifically geared towards investing in: (i) underserved and minority students, from elementary schools through post-graduate studies; (ii) individuals with disabilities; and (iii) military veterans.
TEP is a Troops to Energy Jobs employer that works with the Center for Energy Workforce Development to match military skills with open positions in a variety of fields within the Company. TEP has sponsored numerous military internships for separating or retiring service members in partnership with Davis-Monthan Air Force Base, among other military bases. As of December 31, 2021, 12% of TEP's employees were military veterans.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive Officers, who are elected annually by TEP’s Board of Directors, acting at the direction of the Board of Directors of UNS Energy, as of January 1, 2022, are as follows:

Name	Age	Position(s) Held	Executive Officer Since
Susan M. Gray (1)	49	President and Chief Executive Officer	2015
Frank P. Marino (1)	57	Senior Vice President and Chief Financial Officer	2013
Todd C. Hixon (1)	55	Senior Vice President, General Counsel and Corporate Secretary	2011
Erik B. Bakken	49	Vice President, System Operations and Energy Resources	2018
Dallas J. Dukes	54	Vice President, Customer Experience, Programs and Pricing	2019
Cynthia A. Garcia	54	Vice President, Energy Delivery	2020
Catherine E. Ries	62	Vice President of Talent	2007
Michael E. Sheehan	54	Vice President of Strategic Planning and Energy Acquisition	2020
Mary Jo Smith	64	Vice President and Policy Advisor	2015
Morgan C. Stoll	51	Vice President and Chief Information Officer	2016
Martha B. Pritz	60	Treasurer	2017
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
Research and development activities are ongoing for new technologies that produce power and reduce power consumption. These technologies include renewable energy, customer-sited DG, appliances, equipment, energy storage, and control systems. Continued development and use of these technologies and compliance with the ACC's EE Standards and RES continue to have a negative impact on TEP’s use per customer and overall retail sales. TEP's use per customer declined by an average of 1% per year from 2017 through 2021.
The revenues, results of operations, and cash flows of TEP are seasonal and are subject to weather conditions and customer usage patterns, which are beyond the Company’s control.
Retail Sales
TEP typically earns the majority of its operating revenue and net income in the third quarter because retail customers increase their air conditioning usage during the summer. Conversely, first quarter net income is typically limited by relatively mild winter weather in TEP's retail service territory. Unseasonably cool summers or warm winters may reduce customer usage, negatively affecting operating revenues, cash flows, and net income by reducing sales.
Production Tax Credits
Electricity generated from TEP's wind-powered facility depends heavily on wind conditions and turbine availability. If such conditions are unfavorable, the facility’s electricity generation and associated PTCs may be reduced, negatively affecting cash tax payments and net income.
TEP is dependent on a small number of customers for a significant portion of future revenues. A reduction in the electricity sales to these customers would negatively affect results of operations, net income, and cash flows at TEP.
TEP’s ten largest customers represented 10% of total revenues in 2021. TEP sells electricity to mines, military installations, and other large commercial and industrial customers. Retail sales volumes and revenues from these customers could decline as a result of, among other things: global, national, and local economic conditions; curtailments of customer operations due to unfavorable market conditions; military base reorganization or closure decisions by the federal government; the effects of energy efficiency; or the decision by customers to self-generate all or a portion of their energy needs. A reduction in retail kWh sales by any one of TEP’s ten largest customers would negatively affect the Company's results of operations, net income, and cash flows.

REGULATORY
TEP's business is significantly impacted by government legislation, regulation and oversight. TEP's inability to recover its costs, earn a reasonable return on its investments, or comply with current regulations would negatively affect its results of operations, net income, and cash flows.
TEP's financial condition is influenced by how regulatory authorities, including the ACC and the FERC, establish the rates TEP can charge customers and authorize rates of return, common equity levels, and the amount of costs that may be recovered from customers. The Company's ability to timely obtain rate adjustments that provide TEP with the opportunity to earn authorized rates of return depends upon timely regulatory action under applicable statutes and regulations, and cannot be guaranteed.
•ACC—The ACC is a constitutionally created body composed of five elected commissioners and has jurisdiction over rates for retail customers. Commissioners are elected state-wide for staggered four-year terms and are limited to serving two consecutive terms. As a result, the composition of the ACC, and therefore its policies, are subject to change every two years.
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
TEP's ability to recover costs, including its investments, associated with legislative and regulatory initiatives will, in large part, depend on the final form of legislative or regulatory requirements. Further increases to rates could negatively affect the affordability of the rates charged to customers, which may negatively affect TEP’s results of operations, net income, and cash flows. In 2019 and 2020, the ACC staff discussed draft rules for retail competition for generation services. These rules have not been officially proposed, but if such rules were adopted, retail competition could have a negative impact on the Company's retail sales. TEP cannot predict the outcome of this matter.
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
These laws and regulations can contribute to higher capital expenditures and operating expenses, particularly with regard to enforcement efforts focused on existing generation facilities and compliance standards related to new and existing generation facilities. These laws and regulations generally require TEP to obtain and comply with a wide variety of environmental licenses, permits, authorizations, and other approvals. Both public officials and private individuals may seek to enforce applicable environmental laws and regulations. Failure to comply with applicable laws and regulations may result in litigation, the imposition of fines, penalties, and requirements by regulatory authorities for costly equipment upgrades.
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
TEP's remaining coal-fired generation facilities may be closed before the end of their useful lives in response to economic conditions and/or changes in regulation, including any future changes to the ACC's energy rules and/or environmental regulations. If any of the coal-fired generation facilities from which TEP obtains power are closed prior to the end of their useful lives, TEP may need to seek regulatory recovery of the remaining net book value and could incur added expenses relating to accelerated depreciation and amortization, decommissioning, reclamation, and cancellation of long-term coal contracts of such generation facilities. As of December 31, 2021, the net book value of TEP's in service coal-fired generation facilities was $1.1 billion.
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
We rely on access to bank and capital markets as a significant source of liquidity and for capital requirements not satisfied by the cash flows from TEP's operations. Market disruptions such as those experienced in 2008, 2009, and 2020 in the United States and abroad may increase the Company's cost of borrowing or negatively affect TEP's ability to access sources of liquidity needed to finance the Company's operations and satisfy its obligations as they become due. These disruptions may include turmoil in the financial services industry, including substantial uncertainty surrounding particular lending institutions and counterparties we do business with, unprecedented volatility in the markets, and general economic downturns in TEP's utility service territories. If TEP is unable to access credit at reasonable rates, or if the Company's borrowing costs dramatically increase, TEP's ability to finance its operations, meet debt obligations, and execute its financial strategy could be negatively affected.
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
As of December 31, 2021, there were outstanding approximately $177 million aggregate principal amount of tax-exempt bonds that financed pollution control expenditures at Springerville. The bonds may be redeemed at par on or after March 1, 2022.
In addition, as of December 31, 2021, there were outstanding approximately $107 million aggregate principal amount of tax-exempt bonds that financed local furnishing facilities, which include $16 million in bonds callable at par on or after June 1, 2022 and the balance callable at par on or after March 1, 2023. Depending on changes that may occur to the regional generation mix in the desert southwest, to the regional bulk transmission network, or to the demand for retail power in TEP’s local service area, it is possible that TEP would no longer qualify as a local furnisher of power within the meaning of the Internal Revenue Code. If TEP could no longer qualify as a local furnisher of power, all of TEP’s tax-exempt local furnishing bonds could be subject to mandatory early redemption by TEP or defeasance to the earliest redemption date, and TEP could be required to pay additional amounts if interest on such bonds was no longer tax-exempt.

OPERATIONAL
The operation of generation facilities and transmission and distribution systems involves risks and uncertainties that could result in reduced generation capability or unplanned outages that could negatively affect TEP’s results of operations, net income, and cash flows.
The operation of generation facilities and transmission and distribution systems involves certain risks and uncertainties, including equipment breakdown or failures, fires, weather, and other hazards, interruption of fuel supply, lower than expected levels of efficiency or operational performance, and/or disruptions in operations due to a labor shortage. Unprecedented global supply chain challenges including lead time impacts, pricing volatility, and other market trends increase the risk that TEP’s operations could be negatively impacted and/or TEP’s capital spending could be increased. Unplanned outages, including extensions of planned outages due to equipment failures or other complications, occur from time to time. They are an inherent risk of the Company's business and can cause damage to its reputation. If TEP’s generation facilities or transmission and distribution systems operate below expectations, TEP’s operating results could be negatively affected and/or TEP's capital spending could be increased.
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
The operation of generation facilities and transmission systems on tribal lands may create operational and financial risks for TEP that, if realized, could negatively affect TEP’s results of operations, net income, and cash flows.
Certain jointly-owned facilities and portions of TEP's transmission lines are located on tribal lands pursuant to leases, land easements, or other rights-of-way that are effective for specified periods. TEP is unable to predict the final outcomes of pending and future approvals by the applicable sovereign governing bodies with respect to the cost of renewals and continued access to these leases, land easements, and rights-of-way. If pending and future approvals are not obtained and if continued access to the facilities is not granted, it could negatively affect TEP's results of operations, net income, and cash flows.
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
Climate change may impact regional and global weather conditions and result in extreme weather events, including high temperatures, severe thunderstorms, drought, and wildfires. Changes in weather conditions or extreme weather events in TEP’s service territory or affecting TEP's remote generation facilities or transmission and distribution systems may lead to service outages and business interruptions, which could result in an increase in capital expenditures and operating expenses. Any increases in severity and frequency of weather-related system outages could affect TEP's operations and system reliability. Although physical utility assets have been constructed and are operated and maintained to withstand severe weather, there can be no assurance that they will successfully do so in all circumstances. In addition, changes in weather conditions or extreme weather events outside of TEP's service territory could result in higher wholesale energy prices, insurance premiums, and other costs, which could negatively impact TEP's business and operations. Any of these situations could have a negative impact on TEP's results of operations, net income, and cash flows.
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
If, despite TEP's security measures, a significant cyber or data breach occurred, the Company could: (i) have operations disrupted, customer information stolen, and general business system and process interruption or compromise, including preventing TEP from servicing customers, collecting revenues or recording, processing and/or reporting financial information correctly; (ii) experience loss of revenues, response costs, and other financial loss; and (iii) be subject to increased regulation, litigation, and damage to the Company's reputation. Any of these outcomes could have a negative impact on TEP's business and results of operations. To date we have not experienced any material breaches or disruptions to our network, information systems, or our service operations.
The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the COVID-19 pandemic, could adversely affect our business, results of operations and financial condition.
TEP could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. The COVID-19 pandemic has negatively impacted the economy on a global, national, and local level, disrupted global supply chains, and created volatility and disruption of financial markets. Responses from governmental authorities and companies to reduce the spread of the COVID-19 pandemic have affected economic activity through various containment measures including, among others, business closures, work stoppages, quarantine and work-from-home guidelines, limiting capacity at public spaces and events, vaccination requirements, and/or restrictions of global and regional travel.
Due to the COVID-19 pandemic and these governmental authority and company responses, TEP could experience, and in some cases has experienced, among other things, workforce availability challenges, including from COVID-19 infections, quarantining, or concerns with vaccination or testing requirements, and the risks or uncertainties associated with plans for the return for many employees from remote to on-site work on a full-time or hybrid basis. The extent of the impact of the COVID-19 pandemic on TEP’s operational and financial performance, including the ability to execute business strategies and initiatives in the expected time frame, the ability to obtain external financing, the continuation of workforce availability challenges, and the timing of regulatory actions, will depend on factors beyond our control, including the duration, spread, and severity of the pandemic, and how quickly and to what extent normal economic and operating conditions resume, all of which are uncertain and cannot be predicted at this time. An extended period of global supply chain and/or economic disruption, government-mandated actions in response to the COVID-19 pandemic, and labor shortages could materially affect TEP’s business, results of operations, access to sources of liquidity, and financial condition.

GENERAL RISK FACTORS
Changes in tax regulation may negatively affect the results of operations, net income, and cash flows of TEP.
The Company is subject to taxation by the various taxing authorities at the federal, state and local levels where it does business. Legislation or regulation could be enacted by any of these governmental authorities, which could affect the Company’s tax positions.
The failure to attract, retain, and manage an appropriately qualified workforce could negatively impact TEP’s business and results of operations.
TEP’s business is dependent on its ability to attract, retain, and manage qualified personnel, including key executive officers and skilled professional and technical employees and contractors. Certain events and conditions, such as an aging workforce without available replacements, the unavailability of contract resources, and the need to negotiate collective bargaining agreements with union employees, may lead to operating challenges, including lack of resources, loss of knowledge base, time required for skill development, and labor disruptions. If TEP is unable to successfully attract, retain, and manage an appropriately qualified workforce, its business and results of operations could be negatively affected.

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
TEP's rights under land easements expire at various times and renewal action by the applicable tribal or federal agencies are required. The ultimate cost of renewal for certain of the rights-of-way for the Company's transmission lines is uncertain. The principal owned and leased generation, distribution, and transmission facilities of TEP are described in Part I, Item 1. Business, Overview of Business and such descriptions are incorporated herein by reference.

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

ITEM 6. [Reserved]

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
This section of this Form 10-K primarily discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 activity and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in Part II, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Annual Report on Form 10-K.
Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes in Part II, Item 8 of this Form 10-K. For information on factors that may cause our actual future results to differ from those we currently anticipate, see Forward-Looking Information at the front of this report and Part I, Item 1A. Risk Factors.
References in this discussion and analysis to "we" and "our" are to TEP.
OUTLOOK AND STRATEGIES
TEP's financial performance and outlook are affected by many factors, including: (i) global, national, regional, and local economic conditions; (ii) volatility in the financial markets; (iii) environmental laws and regulations; and (iv) other regulatory and legislative actions. Our plans and strategies include:
•Achieving constructive outcomes in our regulatory proceedings that will provide us: (i) recovery of our full cost of service and an opportunity to earn an appropriate return on our rate base investments; and (ii) updated rates that provide more accurate price signals and a more equitable allocation of costs to our customers.
•Continuing our transition from carbon-intensive sources to a more sustainable energy portfolio, while providing reliability and rate stability for our customers, mitigating environmental impacts, complying with regulatory requirements, leveraging and improving our existing utility infrastructure, and maintaining financial strength. In 2020, we announced our long-term goal to reduce carbon emissions by exiting coal-fired generation over the next decade and increasing renewable energy resources and energy storage. These goals may be impacted by various federal and state energy policies, including policies currently under consideration.
•Focusing on our core utility business through operational excellence, promoting economic development in our service territory, investing in infrastructure to ensure reliable service, and maintaining a strong community presence.
CURRENT ECONOMIC CONDITIONS—COVID-19
The COVID-19 pandemic caused changes in consumer and business behavior and disrupted economic activity in TEP’s service territory. We activated our business continuity plans and we continue to evaluate and assess protocols and plans as pandemic conditions continue to evolve. Our protocols and plans are intended to support the continued delivery of safe and reliable service to our customers and the communities we serve.
We cannot predict the ultimate effects of the pandemic on the economy or our service territory. We continue to monitor developments affecting our workforce, customers, suppliers, and operations. We have not experienced a material impact to our results of operations as a result of the COVID-19 pandemic.

Performance - 2021 Compared with 2020
TEP reported net income of $201 million in 2021 compared with $191 million in 2020. The increase of $10 million, or 5%, was primarily due to:
•$31 million in higher net revenue from an increase in rates as approved in the 2020 Rate Order; partially offset by unfavorable weather compared to 2020, which included record heat;
•$9 million in lower income tax expense primarily due to PTCs earned as a result of Oso Grande being placed in service in May 2021;
•$8 million in higher revenue due to the 2019 FERC Rate Case proposed settlement triggering recognition of revenue previously reserved for refund, which included $6 million in transmission services provided in 2020 and 2019;
•$5 million increase in expected return on pension plan assets; and
•$5 million in higher wholesale long-term sales primarily due to an increase in sales volume.
The increase was partially offset by:
•$24 million in higher depreciation and amortization expense due to an increase in asset base; and an increase in depreciation rates and amortization as a result of the 2020 Rate Order;
•$21 million in higher operations and maintenance expenses due to an increase in planned generation outages in 2021 and employee wages and benefits expense; and
•$5 million in lower AFUDC due to a decrease in eligible construction expenditures as a result of Oso Grande being placed in service.
FACTORS AFFECTING RESULTS OF OPERATIONS
Several factors affect our current and future results of operations. The most significant factors are related to the economic impacts of the COVID-19 pandemic, regulatory matters, generation resource strategy, and weather patterns.
COVID-19 Pandemic Impacts
The extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on certain developments, including: (i) the duration of the declared health emergencies; (ii) actions by governmental authorities and regulators; (iii) impacts on our customers, employees, and vendors; and (iv) actions by us to assist our customers through the pandemic. These developments are continuously evolving and are challenging to predict. Areas currently impacted, and areas we expect to continue to be impacted, that may have an effect on our results of operations, cash flows, and earnings are noted below.
Retail Sales
The COVID-19 pandemic changed consumer and business behavior as a result of safety measures taken to combat the spread. In 2020, energy usage by our commercial and industrial customers decreased below average levels experienced in prior periods and energy usage by our residential customers increased due to stay at home orders and widespread adoption of work from home practices. However, in 2021, usage began to return to pre-COVID-19 pandemic patterns. We have not experienced a significant impact on total retail sales as a result of the COVID-19 pandemic.
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
In addition, the 2020 Rate Order established a second phase of our rate case to address the impact on certain communities due to the closures of fossil-based generation facilities (Phase 2). In January 2021, the ACC staff opened a generic docket related to this matter and will consider additional evidence or recommendations in Phase 2. In 2021, there was limited activity in this docket. On January 19, 2022, the ACC issued an order delaying Phase 2 until after the completion of the generic docket. We cannot predict the timing or outcome of these proceedings.
2019 FERC Rate Case
In 2019, the FERC issued an order approving our proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings.
Provisions of the order include, but are not limited to:
•replacing our stated transmission rates with a single forward-looking formula rate;
•a 10.4% return on equity; and
•elimination of transmission rates that are bifurcated between high-voltage and lower-voltage facilities, as well as elimination of the bifurcated loss factor rate.
The requested forward-looking formula rate is intended to allow for a more timely recovery of transmission-related costs. As part of the order, the FERC established hearing and settlement procedures. In February 2021, a Presiding Judge was appointed to continue the formula rate case proceeding after the settlement procedures resulted in an impasse. In August 2021, we filed an unopposed motion requesting that the Chief Judge suspend the litigation procedural schedule to allow the parties time to prepare and file a comprehensive settlement package, as parties in the proceeding reached a settlement in principle. The motion was granted and on December 22, 2021, the settlement agreement was filed with the FERC. On February 1, 2022, the Presiding Judge certified and recommended approval by the FERC of the proposed settlement.
Provisions of the proposed settlement include, but are not limited to:
•replacing our stated transmission rates with a single forward-looking formula rate;
•a 9.79% return on equity;
•elimination of transmission rates that are bifurcated between high-voltage and lower-voltage facilities, as well as elimination of the bifurcated loss factor;
•a direct assignment of 25% of transmission costs allocated to retail customers and 75% allocated between wholesale and retail customers beginning January 1, 2022, through the date that is the later of: (i) December 31, 2031; or (ii) the date on which we have no Industrial Development Revenue Bonds outstanding; and
•a refund of the difference in rates for the period commencing August 1, 2019 through December 31, 2021.
The proposed settlement does not go into effect until final approval from the FERC is received. We cannot predict the final timing of the proceedings. All rates charged under the revised OATT pursuant to the FERC order are subject to refund until the proceeding concludes. In December 2021, TEP recognized $12 million of wholesale revenue and had $15 million of wholesale revenues reserved in Current Liabilities—Regulatory Liabilities on the Consolidated Balance Sheets as of December 31, 2021 and 2020. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information on the 2019 FERC Rate Case.
Other FERC Matters
In January 2021, the FERC notified us that it was commencing an audit to evaluate our compliance with: (i) the accounting requirements of the Uniform System of Accounts; and (ii) the reporting requirements of the FERC Form 1 Annual Report and Supplemental Form 3-Q Quarterly Financial Reports. The audit is covering the period from January 1, 2018 to the present. The audit is ongoing and we cannot predict the outcome or findings, if any, of the FERC audit at this time.

Generation Resources
Our long-term strategy is to continue our shift from carbon-intensive sources to a more sustainable energy portfolio including expanding renewable energy resources while reducing reliance on coal-fired generation resources. In June 2020, we filed our 2020 IRP with the ACC, which provides details on our long-term strategy.
2020 IRP
Our 2020 IRP includes a goal of reducing our CO2 emissions by 80% compared to levels in 2005 by 2035. To achieve this goal, we plan to continue the retirement of older fossil-fuel resources and replace these assets with a combination of renewable resources, energy storage, and energy efficiency programs. The existing coal-fired generation fleet faces a number of uncertainties impacting the viability of continued operations, including changing state and federal law and energy policies, competition from other resources, fuel supply and land lease contract extensions, environmental regulations, and, for jointly owned facilities, the willingness of other owners to continue their participation. Given this uncertainty, we plan to exit all ownership interests in coal-fired generation facilities over the next decade. We will seek regulatory recovery for amounts that would not otherwise be recovered, if any, as a result of these actions. On February 9, 2022, the ACC acknowledged TEP’s IRP and found it to be reasonable and in the public interest. The execution of our 2020 IRP is dependent on obtaining regulatory recovery approval in future separate proceedings.
Renewable Energy Projects
In 2021, three renewable energy projects were added to our resource portfolio increasing our total renewable nominal generation capacity, including PPAs and owned utility-scale generation, to over 700 MW.
•In December 2021, a 99 MW wind facility achieved commercial operation. The PPA expires in 2051.
•In May 2021, Oso Grande was placed in service, adding approximately 250 MW of wind-powered electric generation.
•In April 2021, a 100 MW solar facility, accompanied by 30 MW of battery storage, achieved commercial operation. The PPA expires in 2041.
We are planning to provide more than 70% of our power from renewable resources by 2035 as part of our transition to a cleaner energy portfolio. Oso Grande and the renewable PPAs provide a significant shift towards renewable generation and further decrease our dependency on coal-fired generation.
Arizona Energy Policy
In 2018, the ACC opened rulemaking dockets to evaluate possible modifications to various clean energy policies including existing renewable energy and energy efficiency goals, integrated resource planning, and retail competition for generation services. In 2019 and 2020, the ACC discussed draft rules related to retail electric competition. The ACC discussed those draft rules during workshops, but such rules have not been officially proposed. In 2021, a company filed an application with the ACC requesting a certificate of public convenience and necessity that would grant them the authority to provide competitive electric generation service to customers in our service territory. If the ACC chooses to consider this application, we would intervene in the matter and oppose the request. We cannot predict the outcome of this matter or its impact on our financial position or results of operations.
In 2020, ACC staff issued a NOPR based on clean energy rules approved by the ACC. In June 2021, these rules were modified by amendments and sent back through the formal rulemaking process, resulting in ACC staff issuing a new NOPR in December 2021. The rules would have required us to, among other provisions, reduce carbon emissions below certain baseline levels. The new rules would also have repealed the existing RES and EE Standards, effective following the conclusion of our next rate case. In January 2022, the ACC rejected the new rules, effectively ending the rule-making process. Also in January 2022, the ACC voted to open a new rule-making docket on integrated resource planning. We cannot predict the timing or outcome of this proceeding.
Production Tax Credits
PTCs are per-kWh federal tax credits earned for electricity generated using qualified energy resources, which can be claimed for a 10-year period once a qualifying facility is placed in service. In 2021, the PTC rate for electricity from wind was $0.025 per kWh generated. In May 2021, Oso Grande, a qualified energy resource, was placed in service. Oso Grande generated approximately $7 million in PTCs in 2021 and is expected to generate $25 million in PTCs in 2022, at anticipated production.
If actual availability of the wind turbines is below a contractually established availability factor, we earn the right to liquidated damages to partially offset the cost of operation and maintenance costs incurred. We recognized a reduction in Operations and Maintenance on the Consolidated Statements of Income of $2 million in the year ended December 31, 2021, related to Oso Grande liquidated damages. Any liquidated damages in excess of operating expenses will reduce Utility Plant—Plant in Service on the Consolidated Balance Sheets. The PTCs and liquidated damages will mostly offset the operating expenses of Oso Grande, which is not currently in base rates.
Electricity generated from Oso Grande depends heavily on wind conditions. If such conditions vary from our estimates, the project’s electricity generation and associated PTCs may be substantially different than forecasted.
Weather Patterns
Changing weather patterns and other factors cause seasonal fluctuations in sales of power. Our summer peaking load occurs during the third quarter of the year when cooling demand is higher, which results in higher revenue during this period. By contrast, lower sales of power occur during the first and fourth quarters of the year due to mild winter weather in our retail service territory. Seasonal fluctuations affect the comparability of our results of operations.
Interest Rates
See Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk of this Form 10-K for information regarding interest rate risk and its impact on earnings.
RESULTS OF OPERATIONS
Significant drivers of TEP's results of operations that do not have a significant impact on net income include:
•Cost Recovery Mechanisms — TEP records operating revenue related to cost recovery mechanisms that allow for more timely recovery of fuel and purchase power costs and certain operations and maintenance costs between rate case proceedings. These mechanisms, which include PPFAC, REST, DSM, and TEAM are generally reset annually through separate filings with the ACC. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information on cost recovery mechanisms.
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
The following discussion provides the significant items that affected TEP's results of operations for the year ended 2021 compared to 2020 presented on a pre-tax basis.

Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Years Ended December 31,		Increase (Decrease)	Year Ended December 31,	Increase (Decrease)
(in millions)	2021	2020	Percent	2019	Percent
Operating Revenues
Retail	$1,088	$1,039	4.7%	$972	6.9%
Wholesale, Long-Term	54	34	58.8%	34	—%
Wholesale, Short-Term (1)	238	151	57.6%	200	(24.5)%
Transmission	50	30	66.7%	32	(6.3)%
Springerville Units 3 and 4 Participant Billings	95	78	21.8%	108	(27.8)%
Other	68	93	(26.9)%	72	29.2%
Total Operating Revenues	$1,593	$1,425	11.8%	$1,418	0.5%
(1)Revenues associated with derivatives are primarily returned to retail customers by offsetting the fuel and purchase power costs eligible for recovery through the PPFAC mechanism similar to short-term wholesale sales. As a result, revenues associated with derivatives are included in Wholesale, Short-Term in the table above.
TEP reported Operating Revenues of $1,593 million in 2021 compared with $1,425 million in 2020. The increase of $168 million, or 12%, was primarily due to:
•$84 million in higher wholesale short-term sales primarily due to: (i) an increase in price and sales volume; and (ii) an increase in capacity sales to affiliates for a tolling PPA entered into in June 2021;
•$70 million in higher retail revenue primarily due to: (i) an increase in rates as approved in the 2020 Rate Order; and (ii) higher RES cost recoveries as a result of higher program expenses; partially offset by unfavorable weather compared to 2020 which included record heat;
•$20 million in higher transmission revenue primarily due to: (i) the 2019 FERC Rate Case proposed settlement triggering recognition of revenue previously reserved for refund; and (ii) an increase in transmission volumes;
•$20 million in higher wholesale long-term sales primarily due to an increase in sales volume;
•$19 million in higher participant billings related to Springerville Units 3 and 4; and
•$7 million in higher other revenue due to a natural gas transportation asset management agreement entered into in 2020.
The increase was partially offset by:
•$36 million in lower other revenue primarily due to decreases in: (i) LFCR revenues as a result of a rate adjustment as approved in the 2020 Rate Order; and (ii) TCA related to true-ups; and
•$21 million in lower retail revenue primarily due to lower fuel and purchase power recoveries due to lower volumes and a lower average cost recovery rate.

The following table provides key statistics impacting Operating Revenues:

	Years Ended December 31,		Increase (Decrease)	Year Ended December 31,	Increase (Decrease)
(kWh in millions)	2021	2020	Percent	2019	Percent
Electric Sales (kWh) (1)
Retail Sales	8,718	9,111	(4.3)%	8,744	4.2%
Wholesale, Long-Term (2)	837	508	64.8%	490	3.7%
Wholesale, Short-Term	5,643	5,279	6.9%	7,257	(27.3)%
Total Electric Sales	15,198	14,898	2.0%	16,491	(9.7)%

Average Revenue per kWh (3)
Retail	12.48	11.40	9.5%	11.12	2.5%
Wholesale, Long Term	6.46	6.76	(4.4)%	6.94	(2.6)%
Wholesale, Short-Term	4.15	2.84	46.1%	2.87	(1.0)%

Total Retail Customers (4)	438,357	433,421	1.1%	428,626	1.1%
(1)These numbers represent the kWh sold to retail, long-term wholesale, and short-term wholesale customers. Management uses kWh sold to retail and wholesale customers to monitor electricity usage.
(2)Increase in long-term wholesale sales volume is primarily due to an increase in sales to certain long-term wholesale customers.
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
Operating Expenses
Fuel and Purchased Power Expense
TEP reported Fuel and Purchased Power expense of $606 million in 2021 compared with $515 million in 2020. The increase of $91 million, or 18%, was primarily due to:
•$97 million in higher fuel costs primarily due to: (i) an increase in natural gas prices, net of realized gains on natural gas swaps, as a result of a severe winter storm in the southwestern United States in February 2021; and (ii) a tolling PPA entered into in June 2021;
•$57 million in higher purchased power primarily due to: (i) a tolling PPA entered into in June 2021; and (ii) an increase in price; partially offset by a decrease in volume; and
•$13 million in higher transmission costs primarily due to an increase in transmission purchases related to Oso Grande.
The increase was partially offset by $76 million of PPFAC eligible costs that were deferred as a regulatory asset for future recovery.

The following table provides key statistics impacting Fuel and Purchased Power:

	Years Ended December 31,		Increase (Decrease)	Year Ended December 31,	Increase (Decrease)
(kWh in millions)	2021	2020	Percent	2019	Percent
Sources of Energy
Coal-Fired Generation	5,309	5,778	(8.1)%	7,046	(18.0)%
Gas-Fired Generation	7,285	7,582	(3.9)%	7,714	(1.7)%
Utility-Owned Renewable Generation (1)	648	84	*	75	12.0%
Total Generation	13,242	13,444	(1.5)%	14,835	(9.4)%
Purchased Power, Non-Renewable	1,662	1,360	22.2%	1,709	(20.4)%
Purchased Power, Renewable (2)	938	681	37.7%	643	5.9%
Total Generation and Purchased Power (3)	15,842	15,485	2.3%	17,187	(9.9)%

(cents per kWh)
Average Fuel Cost of Generated Power (4)
Coal	2.60	2.51	3.6%	2.46	2.0%
Natural Gas (5)(6)	3.36	2.03	65.5%	2.33	(12.9)%
Average Cost of Purchased Power (7)
Purchased Power, Non-Renewable (6)	8.88	6.26	41.9%	4.09	53.1%
Purchased Power, Renewable	7.63	9.42	(19.0)%	9.43	(0.1)%
* Not meaningful
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
Operations and Maintenance Expense
TEP reported Operations and Maintenance expense of $397 million in 2021 compared with $352 million in 2020. The increase of $45 million, or 13%, was primarily due to:
•$19 million in higher reimbursable maintenance expense at Springerville Units 3 and 4 primarily due to an increase in generation outages in 2021;
•$15 million in higher maintenance expense primarily due to an increase in generation outages in 2021; partially offset by lower bad debt expense; and
•$11 million in higher employee wages and benefits expense.

Depreciation and Amortization Expense
TEP reported Depreciation and Amortization total expense of $246 million in 2021 compared with $218 million in 2020. The increase of $28 million, or 13%, was primarily due to:
•$15 million in higher depreciation and amortization expense due to an increase in asset base; and
•$13 million in higher depreciation and amortization expense due to an increase in depreciation rates and amortization as approved in the 2020 Rate Order.
Other Income (Expense)
TEP reported Other Income (Expense) expense of $49 million in 2021 and 2020. Changes in 2021 compared with 2020 were primarily due to:
•$6 million increase in other income primarily due to an increase in expected return on pension plan assets; and
•$2 million increase in the value of investments used to support certain post-employment benefits as a result of favorable market conditions.
Offset by:
•$8 million in lower AFUDC due to a decrease in eligible construction expenditures as a result of Oso Grande being placed in service and a 2020 FERC order that provided for an adjustment in the AFUDC calculation not recurring in 2021.
Income Tax Expense
TEP reported Income Tax expense of $32 million in 2021 compared with $41 million in 2020. The decrease of $9 million, or 22%, was primarily due to PTCs earned related to Oso Grande being placed in service in May 2021.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Any extended period of economic disruption could affect our business and financial conditions, and access to sources of liquidity. Cash flows may vary during the year with cash flows from operations typically being the lowest in the first quarter of the year and highest in the third quarter due to TEP's summer peaking load. We use our revolving credit as needed to fund our business activities. We believe that we have sufficient liquidity under the 2021 Credit Agreement to meet short-term working capital needs and to provide credit enhancement as necessary under energy procurement and hedging agreements. The availability and terms under which we have access to external financing depend on a variety of factors, including our credit ratings and conditions in the bank and capital markets.
Available Liquidity

(in millions)	December 31, 2021
Cash and Cash Equivalents	$10
Amount Available under Credit Agreement (1)	225
Total Liquidity	$235
(1)The 2015 Credit Agreement was amended and restated in October 2021, by the 2021 Credit Agreement. See Access to Credit Agreement below.
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

Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing and financing activities:

	Years Ended		Increase (Decrease)	Year Ended	Increase (Decrease)
(in millions)	2021	2020	Percent	2019	Percent
Operating Activities	$428	$466	(8.2)%	$414	12.6%
Investing Activities	(549)	(867)	(36.7)%	(654)	32.6%
Financing Activities	72	455	(84.2)%	115	295.7%
Net Increase (Decrease)	(49)	54	*	(125)	*
Beginning of Period	82	28	192.9%	153	(81.7)%
End of Period (1)	$33	$82	(59.8)%	$28	192.9%
* Not meaningful
(1)Calculated on rounded data and may not correspond exactly to amounts on the Consolidated Statements of Cash Flows.
Operating Activities
Net cash flows provided by operating activities decreased by $38 million in 2021 compared with 2020 primarily due to: (i) lower fuel and purchased power recoveries related to lower volumes and a lower average cost recovery rate; (ii) higher operations and maintenance expenses due to an increase in employee wages and benefits expense and planned generation outages in 2021; (iii) an increase in amounts returned to customers through bill credits related to the TCJA; and (iv) AMT credit refunds occurring in 2020 as a result of provisions of the CARES Act not recurring in 2021.
The decrease was partially offset by: (i) higher retail revenues related to an increase in rates as approved in the 2020 Rate Order; (ii) higher gains from wholesale transactions; (iii) higher transmission revenue primarily due to a change in formula rates; and (iv) changes in working capital related to higher sales and the timing of billing collections.
Investing Activities
Net cash flows used for investing activities decreased by $318 million in 2021 compared with 2020 primarily due to: (i) capital expenditures in 2020 of $285 million in payments for the Oso Grande project under the BTA and an $8 million payment for other investments not recurring in 2021; and (ii) a decrease in cash used to purchase additional interests in generation facilities, net of proceeds received from the sale of an interest in a facility, not occurring in 2021.
Financing Activities
Net cash flows provided by financing activities decreased by $383 million in 2021 compared with 2020 primarily due to: (i) lower proceeds from debt issuances and credit facility borrowings, net of repayments; and (ii) a decrease in equity contributions from UNS Energy.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of December 31, 2021, TEP had no short-term investments.
Access to Credit Agreements
We have access to working capital through our credit agreement with lenders. In October 2021, TEP entered into an unsecured credit agreement that provides for revolving credit commitments plus swingline and LOC facilities, due in October 2026 (2021 Credit Agreement). The 2021 Credit Agreement has a capacity of $250 million with swingline and LOC sub-limits of $15 million and $50 million, respectively. The 2021 Credit Agreement amended and restated in its entirety the prior credit facility entered into in October 2015, and extended through October 2022, that provided for revolving credit commitments and an LOC facility (2015 Credit Agreement).
Amounts borrowed from the 2021 Credit Agreement will be used for working capital and other general corporate purposes. LOCs will be issued from time to time to support energy procurement, hedging transactions, and other business activities. As of

December 31, 2021, there was $225 million available under the 2021 Credit Agreement. As of February 10, 2022, there was $220 million available under the 2021 Credit Agreement.
See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding our credit agreement.
Debt Financing
We use debt financing to meet a portion of our capital needs and lower our overall cost of capital. Our cost of capital is also affected by our credit ratings. In December 2020, the ACC issued an order granting TEP financing authority that took effect January 1, 2021. The order provides authority through December 2025 for: (i) a maximum amount of long-term debt outstanding not to exceed $2.9 billion; (ii) parent equity contributions up to $700 million; and (iii) credit facilities not to exceed $300 million in the aggregate.
TEP has, from time to time, refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, we may refinance other debt issuances or repurchase debt.
•In August 2021, TEP redeemed at par $250 million aggregate principal amount of 5.15% senior unsecured notes prior to the maturity of the notes.
•In May 2021, TEP issued and sold $325 million aggregate principal amount of 3.25% senior unsecured notes due May 2051, with the proceeds used to redeem debt and for general corporate purposes.
We anticipate issuing long-term debt in the first quarter of 2022.
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of December 31, 2021, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- and A3, respectively.
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
Debt Covenants
Under certain agreements, should TEP fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of December 31, 2021, TEP was in compliance with these covenants.
We do not have any provisions in any of our debt or lease agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contributions from Parent
UNS Energy made equity contributions to TEP of $50 million in 2021 and $250 million in 2020. The proceeds provided additional liquidity to TEP and were used for investments in generation, transmission, and distribution assets.
Dividends Declared and Paid to Parent
TEP declared and paid $63 million in dividends to UNS Energy in 2021 and $75 million in 2020.
Master Trading Agreements
TEP conducts its wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, TEP may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits established for TEP based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of December 31, 2021, TEP had no cash posted as collateral to provide credit enhancement related to our wholesale marketing or risk management activities.

Capital Expenditures
TEP's routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. TEP is prioritizing capital projects to mitigate supply chain risk and other potential impacts of the COVID-19 pandemic and ensure that we continue providing safe and reliable service while supporting public health. In 2021, total capital expenditures of $499 million included: (i) investments in distribution and transmission assets; and (ii) $10 million in payments for the Oso Grande project under the BTA. In 2020, total capital expenditures of $840 million included: (i) the purchase of Springerville Common Facilities in December 2020; (ii) $331 million in payments for the Oso Grande project under the BTA; and (iii) other investments in generation assets and an enhanced metering and distribution network.
Our forecasted capital expenditures presented below exclude amounts for AFUDC equity and other non-cash items:

	Years Ended December 31,
(in millions)	2022	2023	2024	2025	2026
Generation Facilities:
Renewable Energy (1)	$9	$96	$223	$3	$76
Other Generation Facilities	56	48	34	63	44
Total Generation Facilities	65	144	257	66	120
Transmission and Distribution (2)	312	337	282	296	313
General and Other (3)	81	62	56	76	57
Total Capital Expenditures	$458	$543	$595	$438	$490
(1)Includes investments in renewable energy, including battery storage, that we expect will allow us to continue our long-term strategy of shifting to a more diverse, sustainable energy portfolio.
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
Income Tax Position
Under the terms of the tax sharing agreement with UNS Energy, TEP made net payments of $7 million in 2021, and received net refunds of $10 million in 2020 and $14 million in 2019 related to federal income tax returns. Based on our remaining tax credit carryforward balances and limitations on their use in individual years, we expect to make tax sharing payments in 2022. Future payment obligations are subject to change and are not expected to have a significant impact on our operating cash flows.
Payroll Tax
In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. As permitted by the CARES Act, TEP deferred payment of the employer's portion of social security taxes. In 2020, TEP recorded total deferred deposits of $7 million in Accrued Taxes Other than Income Taxes and Regulatory and Other Liabilities—Other on the Consolidated Balance Sheets. TEP paid $3 million in December 2021 and expects to pay the remaining deferred deposits to the IRS in 2022.
Environmental Matters
The EPA regulates or has the authority to regulate the amount of SO2, NOx, CO2, particulate matter, mercury and other by-products produced by generation facilities. We may incur additional costs to comply with future changes in federal and state environmental laws, regulations, and permit requirements at our generation facilities. Environmental laws and regulations are subject to a range of interpretations, which may ultimately be resolved by the courts. Because these laws and regulations continue to evolve, we are unable to predict the impact they may have on our operations and consolidated financial results. Complying with these changes may reduce operating efficiency and increase capital and operating costs. TEP will request recovery of the costs of environmental compliance through cost recovery mechanisms and Retail Rates. See Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information on the Broadway-Pantano site.

We capitalized $3 million in 2021 and $4 million in 2020 in costs incurred to comply with environmental rules and regulations. In addition, we recorded operations and maintenance expenses related to environmental compliance of $5 million in 2021, 2020, and 2019. We expect environmental compliance related capital expenditures of $1 million in 2022 and 2023, $2 million in 2024, and $1 million in 2025 and 2026. TEP will request recovery from its customers of the costs of environmental compliance through cost recovery mechanisms and Retail Rates.
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
TEP conducted the potential emissions controls evaluation, commonly referred to as the four factor analysis, for both facilities. These evaluations were submitted to the ADEQ in March 2020 for the agency's use in developing the revised SIP. The regulatory deadline for ADEQ to submit the revised SIP to the EPA for approval was July 31, 2021, however, ADEQ was not able to meet this deadline, and is continuing to develop the SIP for submittal. Based on current Regional Haze requirement time-frames, TEP anticipates that compliance strategies, if any, will likely be required to be implemented three years after the ADEQ submits the revised SIP to the EPA. TEP cannot predict the outcome of these matters at this time, but will continue to work with ADEQ to determine compliance strategies as needed.
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
In June 2019, the EPA repealed the CPP and issued the Affordable Clean Energy (ACE) rule, establishing new emission guidelines for existing coal-fired generation facilities based on the Best System of Emission Reduction (BSER) for Greenhouse Gas (GHG) emissions. The BSER for GHG emissions from existing coal-fired generation facilities is defined as Heat-Rate Improvements (HRI) that can be applied at the source. Under the rule, the states would use these emission guidelines to establish state performance standards, considering source specific factors such as the remaining useful life of an individual unit.
On March 5, 2021, the U.S. Court of Appeals for the D.C. Circuit issued a mandate vacating and remanding the ACE rule to the EPA. The mandate also vacated amendments that extended the timeline under which companies had to come into compliance with the rule. On October 29, 2021, the United States Supreme Court granted four petitions seeking review of the D.C. Circuit's decision to vacate and remand the ACE rule.
TEP cannot predict the outcome of these matters at this time, but will continue to monitor legal challenges, legislative efforts, and administrative rulemakings.
Coal Combustion Residuals Regulation
In April 2015, the EPA issued a final rule requiring the disposal of coal ash and other CCR to be managed as a solid waste under Subtitle D of the RCRA for disposal in landfills and/or surface impoundments. Our share of costs to comply with the CCR rule at Four Corners is estimated to be $3 million. This includes estimated costs for corrective action for two CCR units at the facility. APS, the operating agent of Four Corners, began an assessment of corrective measures in 2019, and expects the assessment to continue into 2022.
Since these regulations were finalized, the EPA has taken steps to modify this rules. The following are pending rulemakings:
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
As of December 31, 2021, the EPA has not taken final action on these proposals. As a result, TEP cannot predict the impact of the proposed rulemakings.
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
With the exception of Four Corners, none of TEP's coal-fired generation facilities are subject to the final rule. The revised ELGs warrant a modification of Four Corners' wastewater discharge permit, or National Pollution Discharge Elimination System permit, which was last issued in September 2019. APS, the operator of Four Corners, filed a permit modification request on January 11, 2021, which is still pending EPA final action. TEP does not anticipate a material impact on operations or financial results.
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
As of December 31, 2021, regulatory liabilities net of regulatory assets in the balance sheet totaled $79 million. There are no current or expected changes in the regulatory environment that impact our ability to apply accounting guidance for regulated operations. If we conclude in a future period that our operations no longer meet the criteria in this guidance, we would reflect our pension and other postretirement plan regulatory assets or liabilities in AOCI and recognize the impact of other regulatory assets and liabilities on the income statement. The impact of this change would be material to our financial statements. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding regulatory matters.
Revenue Recognition
TEP’s retail revenues, which are recognized in the period electricity is delivered and consumed by customers, include unbilled revenue based on an estimate of kWh delivered at the end of each period. Unbilled revenues are dependent upon a number of factors that require management’s judgment, including estimates of retail sales and customer usage patterns. The unbilled revenue is estimated by comparing the estimated kWh delivered to the kWh billed to our retail customers. The excess of estimated kWh delivered over kWh billed is allocated to the retail customer classes based on estimated usage by each customer class. Revenue is recorded for each customer class based on the Retail Rates for each customer class. Due to the seasonal fluctuations of TEP’s actual load, unbilled revenues increase during the spring and summer and decrease during the fall and winter. A provision for uncollectible accounts associated with retail revenues is recorded as a component of operations and maintenance expense.
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
A valuation allowance is established against deferred tax assets for which management believes it is more likely than not that the deferred asset will not be realized. In making this judgment, management evaluates all available evidence and gives more weight to objective verifiable evidence. TEP recorded no valuation allowance as of December 31, 2021. See Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding income taxes.
Plant Asset Depreciable Lives
TEP has significant investments in electric generation, transmission, and distribution assets. We calculate depreciation expense based on our estimate of the useful lives of our plant assets and estimated net removal costs. The ACC approves depreciation rates for all generation, distribution, and general plant assets. Depreciation rates for these assets cannot be changed without the ACC's approval. TEP's transmission assets are subject to the jurisdiction of the FERC. The useful lives of plant assets are further detailed in Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. Changes to depreciation estimates resulting from a change of estimated service life or removal costs could have a significant impact on the amount of depreciation expense recorded in the income statement. See Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding depreciation rates.
Accounting for Asset Retirement Obligations
GAAP requires us to record the fair value of a liability for a legal obligation to retire a long-lived tangible asset in the period in which the liability is incurred. This includes obligations resulting from conditional future events. We incur legal obligations as a result of environmental regulations imposed by state and federal regulators, contractual agreements, and other factors. To estimate the liability, management must use judgment and assumptions in determining or estimating: (i) whether a legal obligation exists to remove assets; (ii) the probability of a future event for a conditional obligation; (iii) the fair value of the cost of removal; (iv) when final removal will occur; and (v) the credit-adjusted risk-free interest rates to be used to discount the future liabilities. Changes that may arise over time with regard to our judgment and assumptions will change amounts recorded in the future as expense for AROs. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and amortized over the useful life of the related asset. Accretion of the liability and amortization of the asset are recorded as a regulated asset to be recovered through depreciation rates.
TEP identified legal obligations to retire generation facilities specified in land leases for its jointly-owned Four Corners and Navajo facilities. These stations reside on land leased from the Navajo Nation. The provisions of the Four Corners' lease require the lessees to remove the facilities at Four Corners upon request of the Navajo Nation at expiration of the lease. TEP is currently removing facilities at Navajo at the request of the Navajo Nation. TEP also has certain environmental obligations at Gila River, Luna, San Juan, Sundt and Springerville. TEP estimates that its share of the AROs to remove the Navajo and Four Corners facilities and settle the Luna, San Juan, Sundt, Gila River, and Springerville environmental and contractual obligations will be approximately $238 million at the retirement dates. Additionally, TEP entered into land lease agreements or land easement agreements with certain landowners for the installation of PV and wind assets. The provisions of the PV and wind land leases or land easements require TEP to remove the PV or wind facilities upon expiration of the agreements. In addition, TEP is required to properly dispose of or recycle PV assets under RCRA. We estimated our ARO related to the PV and wind assets to be approximately $52 million at the retirement dates. We have identified no other legal obligations to retire generation plant assets.
TEP has various transmission and distribution lines that operate under land easements and rights-of-way that contain end dates and may contain site restoration clauses. TEP operates transmission and distribution lines as if they will be operated in perpetuity and will continue to be used or sold without land remediation. As such, there are no AROs for these assets.
The total net present value of our ARO liability recorded in Other on the Consolidated Balance Sheets was $139 million as of December 31, 2021. See Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding AROs.

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
Pension and Other Postretirement Benefit Plan Assumptions
TEP records the underfunded amount for its pension and other postretirement obligations as a liability. For plans other than the SERP, amounts not yet recognized in the income statement are recorded as a regulatory asset or liability to reflect expected recovery or refund of pension and other postretirement obligations through rates charged to retail customers. As the funded status, discount rates, and actuarial facts change, the liability may vary significantly in future years. Key assumptions used include:
•discount rates used to determine obligations;
•expected returns on plan assets;
•compensation increases;
•mortality assumptions; and
•healthcare cost trend rates.
Discount Rates
As of December 31, 2021, TEP discounted its future pension plan obligations at a rate of 3.2% and its other postretirement plan obligations at a rate of 3.0%. The discount rate for future pension plan and other postretirement plan obligations is determined annually based on the rates currently available on high-quality, non-callable, long-term bonds. The discount rate is based on a corporate yield curve using an average yield between the 60th and 90th percentile of AA-graded U.S. corporate bonds with future cash flows that match the timing and amount of expected future benefit payments.
Expected Returns on Plan Assets
To establish the expected return on assets assumption, TEP reviews the asset allocation and develops return assumptions for each asset class based on advice from an investment consultant and the pension’s actuary that includes both historical performance analysis and forward-looking views of the financial markets. As of December 31, 2021, TEP assumed that its pension plans’ assets would generate a long-term rate of return of 7.0%.
Compensation Increases
As of December 31, 2021, TEP used a rate of compensation increase of 2.8% to measure pension obligations.
Mortality
The PRI-2012 mortality table projected with a modified version of improvement scale MP-2020 with 15-year convergence and a 0.75% long-term rate was utilized to measure pension obligations as of December 31, 2021 and December 31, 2020.
Healthcare Cost Trend Rates
TEP used a current year healthcare cost trend rate range between 5.5% and 6.5% in valuing its other postretirement benefit obligation as of December 31, 2021. This rate reflects both market conditions and historical experience.

Sensitivity Analysis
The table below shows the effect on TEP's expense and obligation of a 100 basis point change to its assumptions as of December 31, 2021:

	Effect on Expense		Effect on Obligation
(in millions)	Increase	Decrease	Increase	Decrease
Change to Pension
Discount Rate	$(8)	$10	$(85)	$109
Long-Term Rate of Return on Plan Assets	(5)	5	N/A	N/A
Change to Other Postretirement Benefits
Discount Rate	(1)	1	(9)	11
Long-Term Rate of Return on Plan Assets	—	—	N/A	N/A
Healthcare Cost Trend Rate	2	(2)	9	(8)
In 2022, TEP will incur pension costs of $7 million and other postretirement benefit costs of $5 million. TEP expects to record: (i) $20 million to operations and maintenance expense; (ii) $6 million to capital; and (iii) $14 million to other income. In 2022, TEP expects to make pension plan contributions of $11 million and other retiree benefit payments of $5 million.
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
The market prices used to determine fair values for TEP’s derivative instruments as of December 31, 2021, are estimated based on various factors including broker quotes, exchange prices, over the counter prices, and time value.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TEP’s financial statements are exposed to certain market risks that can affect asset and liability fair value, results of operations, and cash flows. TEP's significant market risks are primarily associated with interest rates, commodity prices, and extension of credit to counterparties. TEP may enter into interest rate swaps and financing transactions to manage changes in interest rates. TEP has a RMC responsible for the oversight of commodity price risk and credit risk related to wholesale energy marketing and power procurement activities. To limit TEP’s exposure to commodity price risk, the RMC sets trading and hedging policies and limits, which are reviewed frequently to respond to constantly changing market conditions. To limit TEP’s exposure to credit risk, the RMC reviews counterparty credit exposure as well as credit policies and limits on a regular basis.
Interest Rate Risk
Credit Agreement
TEP is subject to interest rate risk resulting from changes in interest rates on borrowings under the 2021 Credit Agreement. The interest rate paid on borrowings is variable. Amounts borrowed under the credit agreement are made on either the basis of a spread over LIBOR or an ABR. As a result, TEP may experience significant volatility in the rates paid on LIBOR borrowings under its credit agreements. The 2021 Credit Agreement provides for transitions to alternative benchmark rates.
The 2021 Credit Agreement provides for: (i) $250 million in revolving credit commitments; (ii) a $15 million swingline sublimit; and (iii) a $50 million LOC sublimit. The agreement matures in October 2026. As of December 31, 2021, TEP had $15 million in outstanding borrowings under the revolving credit facility and a $10 million LOC posted.
Commodity Price Risk
TEP is exposed to market fluctuations in electricity, natural gas, and coal prices as a result of its obligation to serve retail customer load in its regulated service territory and long-term wholesale contracts. Exposure to commodity prices consist primarily of variations in the price of fuel required to generate electricity that is purchased and sold in retail and wholesale markets. Commodity prices may be subject to significant price changes as supply and demand are impacted by, among other unpredictable factors, weather, market liquidity, generation facility availability, customer usage, energy storage, and transmission and transportation constraints. Under the guidance of our RMC, we mitigate a portion of commodity price risk using forwards, financial swaps, and other agreements, to effectively secure future supply, fix fluctuating commodity prices, or sell future production generally at fixed prices. We also mitigate exposure to commodity price risk with our ability to recover these costs in regulated rates through our PPFAC mechanism, which is subject to an annual review by the ACC. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information related to the PPFAC mechanism.
Certain commodity contracts qualify as derivatives and are recorded at fair value. The changes in fair value of such contracts have a high correlation to price changes in the hedged commodities. The following table shows the changes in fair value of our derivative positions:

(in millions)	2021	2020	2019
Unrealized Net Gain (Loss) Recorded to Regulatory (Assets) Liabilities	$62	$21	$(45)
TEP's derivative contracts mature on various dates through 2029. The table below displays the valuation methodologies and maturities of derivative contracts by source of fair value:

	Unrealized Gain (Loss) of TEP’s Hedging Activities
	Maturity 0 – 6 months	Maturity 6 – 12 months	Maturity over 1 yr.	Total Unrealized Gain (Loss)
(in millions)	December 31, 2021
Prices Actively Quoted	$(1)	$4	$11	$14
Sensitivity Analysis of Derivatives
TEP uses sensitivity analysis to measure the potential impact of favorable and unfavorable changes in market prices on the fair value of its derivative contracts. We primarily record unrealized gains and losses as either a regulatory asset or liability. As contracts settle, the unrealized gains and losses are reversed and realized gains or losses are recorded to the PPFAC. For derivatives related to the purchase and sale of power, a 10% change in the market price of purchased power would affect unrealized positions reported as a regulatory asset or liability by approximately $7 million. For derivatives related to natural gas price hedges, a 10% change in the market price of energy would affect unrealized positions reported as a regulatory asset or liability by approximately $35 million.

Coal Supply Agreements
We are subject to fuel price risk from changes in the price of coal used to fuel our coal-fired generation facilities. We mitigate risk by using long-term coal supply agreements with limited price movement. Our coal supply agreements expire from 2022 through 2031. While we do expect coal reserves from the supplying mines to be sufficient to fulfill the estimated requirements for each coal-fired generation facility's estimated remaining life, we are seeking alternative coal sources to ensure we have sufficient supply in the event of early closure of our current supplying mines. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources and Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.
Credit Risk
We are exposed to credit risk in our energy-related marketing activities related to potential non-performance by counterparties. We manage the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using standard agreements which allow for the netting of current period exposures to and from a single counterparty. Counterparty credit exposure is calculated by adding any outstanding receivable, net of amounts payable if a netting agreement exists, to the market value of any forward contracts. If exposure exceeds credit limits or contractual collateral thresholds, we may request that a counterparty provide credit enhancement in the form of cash collateral or an LOC. In response to the COVID-19 pandemic, we increased our monitoring of the effects of the economic slowdown on counterparties’ abilities to perform under their contractual obligations.
We have entered into short-term and long-term transactions related to our wholesale marketing and gas hedging activities with various counterparties. As of December 31, 2021, our total credit exposure was approximately $40 million, and we had approximately $2 million of exposure to non-investment grade counterparties.
As of December 31, 2021, we had no cash posted as collateral to provide credit enhancement. As of December 31, 2021, we held approximately $2 million in collateral from our wholesale counterparties.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of
Tucson Electric Power Company
Tucson, Arizona

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tucson Electric Power Company and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, changes in stockholder's equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relate.
Impact of Rate Regulation on the Financial Statements — Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
The Company is subject to rate regulation by the Arizona Corporation Commission (the “ACC”) and Federal Energy Regulatory Commission (“FERC”). The ACC has jurisdiction with respect to the rates of electric distribution companies in Arizona. The FERC regulates rates and services for electric transmission and wholesale power sales in interstate commerce. Management has determined it meets the requirements under accounting principles generally accepted in the United States of

America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; operating revenues; fuel expense; purchased power expense; operation and maintenance expense; and depreciation expense.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant or plant under construction, (3) potential refunds to customers and (4) probability of potential charges related to the abandonment of regulated plants. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the regulatory authorities will not approve full recovery of the costs incurred. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the regulatory authorities included the following, among others:
•     We evaluated the effectiveness of management’s controls over the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•     We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•     We read relevant regulatory rate orders and settlements issued by the regulatory authorities for the Company and other public utilities in Arizona, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the regulatory authorities’ treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.
•     For regulatory matters in process, we inspected the Company’s filings with the regulatory authorities and the filings with the regulatory authorities by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.
•     We inquired of management about property, plant, and equipment that may be abandoned or retired early. We inspected the capital-projects budget and construction-in-process listings and inquired of management to identify projects that are designed to replace assets that may be retired prior to the end of the useful life. We inspected minutes of the board of directors and regulatory orders and other filings with the regulatory authorities to identify any evidence that may contradict management’s assertion regarding recoverability of such costs.
•     We inspected regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. For significant projects that were over budget or if full recovery of project costs is being challenged by intervenors, we evaluated management’s assessment of the probability of a disallowance of such costs.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
February 10, 2022
We have served as the Company's auditor since 2017.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Operating Revenues	$1,592,586	$1,424,741	$1,418,338

Operating Expenses
Fuel	399,914	302,637	358,394
Purchased Power	204,264	146,968	137,977
Transmission and Other PPFAC Recoverable Costs	65,583	52,860	52,261
Increase (Decrease) to Reflect PPFAC Recovery Treatment	(64,155)	12,565	(42,836)
Total Fuel and Purchased Power	605,606	515,030	505,796
Operations and Maintenance	397,095	351,584	377,563
Depreciation	201,524	189,051	169,042
Amortization	43,995	28,754	27,706
Taxes Other Than Income Taxes	62,010	58,222	55,642
Total Operating Expenses	1,310,230	1,142,641	1,135,749

Operating Income	282,356	282,100	282,589

Other Income (Expense)
Interest Expense	(86,865)	(88,214)	(88,511)
Allowance For Borrowed Funds	6,624	9,480	5,744
Allowance For Equity Funds	17,885	22,847	15,222
Unrealized Gains on Investments	3,898	1,741	6,015
Other, Net	9,823	4,903	(491)
Total Other Income (Expense)	(48,635)	(49,243)	(62,021)

Income Before Income Tax Expense	233,721	232,857	220,568
Income Tax Expense	32,476	41,452	34,053
Net Income	$201,245	$191,405	$186,515
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net Income	$201,245	$191,405	$186,515
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	201,524	189,051	169,042
Amortization Expense	43,995	28,754	27,706
Amortization of Debt Issuance Costs	2,829	2,721	2,326
Use of Renewable Energy Credits for Compliance	45,815	44,517	37,141
Deferred Income Taxes	37,217	39,408	41,614
Pension and Other Postretirement Benefits Expense	15,342	14,883	17,762
Pension and Other Postretirement Benefits Funding	(20,806)	(21,018)	(16,749)
Allowance for Equity Funds Used During Construction	(17,885)	(22,847)	(15,222)
Regulatory Deferral, ACC Refund Order	—	(7,705)	7,705
Changes in Current Assets and Current Liabilities:
Accounts Receivable	(18,738)	(19,019)	9,238
Materials, Supplies, and Fuel Inventory	(18,445)	(3,460)	(16,236)
Regulatory Assets	(59,542)	5,339	(20,934)
Other Current Assets	4,670	(8,311)	(475)
Accounts Payable and Accrued Charges	14,979	(20,885)	(27,776)
Income Taxes Payable	(3,271)	10,245	6,072
Regulatory Liabilities	(9,599)	41,287	(1,626)
Other, Net	8,724	1,689	8,140
Net Cash Flows—Operating Activities	428,054	466,054	414,243
Cash Flows from Investing Activities
Capital Expenditures	(499,405)	(839,958)	(607,593)
Proceeds from Sale, Springerville Common Facilities	—	29,569	—
Purchase Intangibles, Renewable Energy Credits	(55,297)	(53,509)	(51,699)
Purchase, Other Investments	—	(8,500)	—
Contributions in Aid of Construction	5,678	4,615	6,607
Note Receivable	—	—	(1,000)
Net Cash Flows—Investing Activities	(549,024)	(867,783)	(653,685)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	50,000	105,000	—
Repayments of Borrowings, Revolving Credit Facility	(35,000)	(105,000)	—
Proceeds from Borrowings, Term Loan	—	60,000	165,000
Repayments of Borrowings, Term Loan	—	(225,000)	—
Proceeds from Issuance, Long-Term Debt—Net of Discount	322,231	645,768	—
Repayments of Long-Term Debt	(250,000)	(180,410)	(14,700)
Dividends Paid to Parent	(62,500)	(75,000)	(75,000)
Payments of Finance Lease Obligations	—	(17,087)	(10,890)
Payment of Debt Issuance Costs	(4,382)	(6,327)	(757)
Contributions from Parent	50,000	250,000	50,000
Other	2,107	3,316	1,514
Net Cash Flows—Financing Activities	72,456	455,260	115,167
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(48,514)	53,531	(124,275)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	82,003	28,472	152,747
Cash, Cash Equivalents, and Restricted Cash, End of Period	$33,489	$82,003	$28,472
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Utility Plant
Plant in Service	$7,797,935	$7,073,292
Construction Work in Progress	320,931	627,382
Total Utility Plant	8,118,866	7,700,674
Accumulated Depreciation and Amortization	(2,786,839)	(2,645,333)
Total Utility Plant, Net	5,332,027	5,055,341

Investments and Other Property	81,958	76,299

Current Assets
Cash and Cash Equivalents	9,970	60,960
Accounts Receivable (Net of Allowance for Credit Losses of $10,044 and $13,260)	192,579	173,412
Fuel Inventory	26,971	21,946
Materials and Supplies	141,677	126,788
Regulatory Assets	116,442	123,588
Derivative Instruments	19,406	16,094
Other	24,229	23,895
Total Current Assets	531,274	546,683
Regulatory and Other Assets
Regulatory Assets	267,669	318,474
Derivative Instruments	14,392	725
Other	94,420	92,605
Total Regulatory and Other Assets	376,481	411,804
Total Assets	$6,321,740	$6,090,127
The accompanying notes are an integral part of these financial statements.
(Continued)

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2021	2020
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of December 31, 2021 and 2020)	$1,696,539	$1,646,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	850,942	712,197
Accumulated Other Comprehensive Loss	(9,915)	(10,942)
Total Common Stock Equity	2,531,209	2,341,437
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of December 31, 2021 and 2020)	—	—
Long-Term Debt, Net	2,134,534	1,814,059
Total Capitalization	4,665,743	4,155,496
Current Liabilities
Current Maturities of Long-Term Debt, Net	—	249,752
Borrowings Under Credit Agreement	15,000	—
Accounts Payable	139,329	109,461
Accrued Taxes Other than Income Taxes	53,534	50,278
Accrued Employee Expenses	36,217	35,129
Accrued Interest	16,265	16,337
Regulatory Liabilities	111,356	151,189
Customer Deposits	12,791	16,450
Derivative Instruments	15,854	27,789
Other	25,358	22,031
Total Current Liabilities	425,704	678,416
Regulatory and Other Liabilities
Deferred Income Taxes, Net	548,750	492,919
Regulatory Liabilities	352,226	390,164
Pension and Other Postretirement Benefits	120,020	163,652
Derivative Instruments	3,848	37,958
Other	205,449	171,522
Total Regulatory and Other Liabilities	1,230,293	1,256,215

Commitments and Contingencies

Total Capitalization and Other Liabilities	$6,321,740	$6,090,127
The accompanying notes are an integral part of these financial statements.
(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Amounts in thousands)

	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2018	$1,346,539	$(6,357)	$484,277	$(4,714)	$1,819,745
Net Income			186,515		186,515
Other Comprehensive Loss, Net of Tax				(3,057)	(3,057)
Dividends Declared to Parent			(75,000)		(75,000)
Contribution from Parent	50,000				50,000
Balances as of December 31, 2019	$1,396,539	$(6,357)	$595,792	$(7,771)	$1,978,203
Net Income			191,405		191,405
Other Comprehensive Loss, Net of Tax				(3,171)	(3,171)
Dividends Declared to Parent			(75,000)		(75,000)
Contribution from Parent	250,000				250,000
Balances as of December 31, 2020	$1,646,539	$(6,357)	$712,197	$(10,942)	$2,341,437
Net Income			201,245		201,245
Other Comprehensive Income, Net of Tax				1,027	1,027
Dividends Declared to Parent			(62,500)		(62,500)
Contribution from Parent	50,000				50,000
Balances as of December 31, 2021	$1,696,539	$(6,357)	$850,942	$(9,915)	$2,531,209
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
Accounting for Regulated Operations
TEP applies accounting standards that recognize the economic effects of rate regulation. As a result, TEP capitalizes certain costs that would be recorded as expense or in AOCI by unregulated companies. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in Retail Rates charged to retail customers or in rates charged to wholesale customers through transmission tariffs. Regulatory liabilities generally represent expected future costs that have already been collected from customers or amounts that are expected to be returned to customers through billing reductions in future periods.
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
TEP has entered into long-term renewable PPAs with various entities. Some of these entities are VIEs due to the long-term fixed price component in the agreements. These PPAs effectively transfer commodity price risk to TEP, the buyer of the power, creating a variable interest. TEP has determined it is not a primary beneficiary of these VIEs as it lacks the power to direct the activities that most significantly impact the economic performance of the VIEs. TEP reconsiders whether it is the primary beneficiary of the VIEs on a quarterly basis.
As of December 31, 2021, the carrying amounts of assets and liabilities in the balance sheet that relate to variable interests under long-term PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as the Company would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.

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
Contingencies
Reserves for specific legal proceedings are established when the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Significant judgment is required in predicting the outcome of these legal proceedings and claims, many of which take years to complete. TEP identifies certain other legal matters where the Company believes an unfavorable outcome is reasonably possible or no estimate of possible losses can be made. All contingencies are regularly reviewed to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RESTRICTED CASH
Restricted cash includes cash balances restricted with respect to withdrawal or usage based on contractual or regulatory considerations. The following table presents the line items and amounts of cash, cash equivalents, and restricted cash reported on the balance sheet and reconciles their sum to the cash flow statement:

	Years Ended December 31,
(in millions)	2021	2020	2019
Cash and Cash Equivalents	$10	$61	$10
Restricted Cash included in:
Investments and Other Property	20	19	16
Current Assets—Other	3	2	2
Total Cash, Cash Equivalents, and Restricted Cash	$33	$82	$28
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The average AFUDC rates on regulated construction expenditures are included in the table below:

	2021	2020	2019
Average AFUDC Rates	6.88%	6.63%	7.86%
Depreciation
Depreciation is recorded for owned utility plant on a group method straight-line basis, excluding software intangible plant, at depreciation rates based on the economic lives of the assets, including estimates for salvage value and removal costs. See Note 3 for additional information regarding utility plant. The ACC approves depreciation rates for all generation, distribution, and general plant assets. Transmission assets are subject to the jurisdiction of the FERC.
Below are the summarized average annual depreciation rates for all utility plant:

	2021	2020	2019
Average Annual Depreciation Rates	3.30%	3.15%	3.08%
Computer Software and Cloud Computing Costs
Costs incurred to purchase and develop internal use computer software and cloud computing arrangements that include a software license are capitalized and amortized over the estimated economic life of the product. Implementation costs incurred in a cloud computing arrangement that is a service contract are included in Regulatory and Other Assets—Other on the Consolidated Balance Sheets and amortized over three to five years. Amortization expense is presented in Operations and Maintenance Expense on the Consolidated Statements of Income. If the associated software is impaired, the carrying value is reduced and recorded as an expense on the income statement.
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
OPERATING REVENUES
TEP earns the majority of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. Most of the Company's contracts have a single performance obligation, the delivery of power. TEP satisfies the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
performance obligation over time as power is delivered and control is transferred to the customer. The Company bills for power sales based on the reading of electric meters on a systematic basis throughout the month. In general, TEP's contracts have payment terms of 10 to 20 days from the date the bill is rendered. TEP considers any payment not received by the due date delinquent and charges the customer a late payment fee, except during service disconnection moratoriums. Generally, customers are not charged a late payment fee when service disconnection moratoriums are in effect. No component of the transaction price is allocated to unsatisfied performance obligations.
TEP has certain contracts with variable transaction pricing that require it to estimate the resulting variable consideration. TEP estimates variable consideration at the most likely amount to which it expects to be entitled and recognizes a refund liability until it is certain it will be entitled to the consideration. The Company includes estimated amounts of variable consideration in the transaction price to the extent it is probable that changes in its estimate will not result in significant reversals of revenue in subsequent periods. See Note 4 for the disaggregation of TEP's Operating Revenues.
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
TEP is required to implement cost-effective DSM programs to comply with the ACC’s EE Standards. The EE Standards provide regulated utilities a DSM surcharge to recover from retail customers the costs to implement DSM programs. As of February 10, 2022, the ACC has not set annual target retail kWh savings requirements for future years. The associated lost revenues attributable to meeting these targets are partially recovered through the LFCR mechanism.
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

	December 31,
(in millions)	2021	2020
Beginning of Period	$66	$63
Purchased	49	48
Used for Compliance	(46)	(45)
End of Period	$69	$66
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
Payroll Tax
In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. As permitted by the CARES Act, TEP deferred payment of the employer's portion of social security taxes. In 2020, TEP recorded total deferred deposits of $7 million in Accrued Taxes Other than Income Taxes and Regulatory and Other Liabilities—Other on the Consolidated Balance Sheets. TEP paid $3 million in December 2021 and expects to pay the remaining deferred deposits to the IRS in 2022.
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
TEP accounts for federal energy credits generated prior to 2013 using the grant accounting model. The credit is treated as deferred revenue, which is recognized over the depreciable life of the underlying asset. The deferred tax benefit of the credit is treated as a reduction to income tax expense in the year the credit arises. TEP had an aggregate liability balance of $5 million and $6 million related to federal energy credits generated prior to 2013 included in Other on the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively. Federal energy credits generated since 2013 are deferred and amortized as a reduction in income tax expense over the tax life of the underlying asset. TEP had an aggregate liability balance of $1 million and $2 million related to federal energy credits generated since 2013 included in Regulatory Liabilities on the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively. Income tax expense attributable to the reduction in tax basis is accounted for in the year the federal energy credit is generated and is deferred as a regulatory asset. All other federal and state income tax credits are treated as a reduction to income tax expense in the year the credit arises.
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
The Company recognizes the underfunded status of defined benefit plans as a liability in the balance sheet. The underfunded status is measured as the difference between the fair value of plan assets and the projected benefit obligation for the pension plans or accumulated postretirement obligation for the other postretirement plan. TEP recognizes a regulatory asset to the extent these future costs are probable of recovery in the rates charged to retail customers. The Company expects recovery of these costs over the estimated service lives of employees.
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
In addition, the 2020 Rate Order established a second phase of TEP’s rate case to address the impact on certain communities due to the closures of fossil-based generation facilities (Phase 2). In January 2021, the ACC staff opened a generic docket related to this matter and will consider additional evidence or recommendations in Phase 2. In 2021, there was limited activity in this docket. On January 19, 2022, the ACC issued an order delaying Phase 2 until after the completion of the generic docket. TEP cannot predict the timing or outcome of these proceedings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2019 FERC Rate Case
In 2019, the FERC issued an order approving TEP's proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings.
Provisions of the order include, but are not limited to:
•replacing TEP's stated transmission rates with a single forward-looking formula rate;
•a 10.4% return on equity; and
•elimination of transmission rates that are bifurcated between high-voltage and lower-voltage facilities, as well as elimination of the bifurcated loss factor.
The requested forward-looking formula rate is intended to allow for a more timely recovery of transmission-related costs. As part of the order, the FERC established hearing and settlement procedures. In February 2021, a Presiding Judge was appointed to continue the formula rate case proceeding after the settlement procedures resulted in an impasse. In August 2021, TEP filed an unopposed motion requesting that the Chief Judge suspend the litigation procedural schedule to allow the parties time to prepare and file a comprehensive settlement package, as parties in the proceeding reached a settlement in principle. The motion was granted and in December 2021 the settlement agreement was filed with the FERC. On February 1, 2022, the Presiding Judge certified and recommended approval by the FERC of the proposed settlement.
Provisions of the proposed settlement include, but are not limited to:
•replacing TEP's stated transmission rates with a single forward-looking formula rate;
•a 9.79% return on equity;
•elimination of transmission rates that are bifurcated between high-voltage and lower-voltage facilities, as well as elimination of the bifurcated loss factor;
•a direct assignment of 25% of transmission costs allocated to retail customers and 75% allocated between wholesale and retail customers beginning January 1, 2022, through the date that is the later of: (i) December 31, 2031; or (ii) the date on which TEP has no Industrial Development Revenue Bonds outstanding;
•a refund of the difference in rates for the period commencing August 1, 2019 through December 31, 2021; and
•$4 million in costs related to the abandoned Nogales transmission line to be amortized over 10 years.
As a result of the proposed settlement, in December 2021 TEP recognized: (i) $12 million of wholesale revenue, which includes $4 million and $3 million for transmission service provided in 2020 and 2019, respectively; and (ii) a decrease of $3 million in alternative revenues. The agreement does not go into effect until final approval from the FERC is received. TEP cannot predict the final timing of the proceedings. All rates charged under the revised OATT pursuant to the FERC order are subject to refund until the proceeding concludes. TEP had $15 million of wholesale revenues reserved in Current Liabilities—Regulatory Liabilities on the Consolidated Balance Sheets as of December 31, 2021 and 2020.
OTHER FERC MATTERS
In January 2021, the FERC notified TEP that it was commencing an audit that intends to evaluate TEP's compliance with: (i) the accounting requirements of the Uniform System of Accounts; and (ii) the reporting requirements of the FERC Form 1 Annual Report and Supplemental Form 3-Q Quarterly Financial Reports. The audit covers the period of January 1, 2018 to the present. The audit is ongoing and TEP cannot predict the outcome or findings, if any, of the FERC audit at this time.
COST RECOVERY MECHANISMS
TEP has received regulatory decisions that allow for timely recovery of certain costs through recovery mechanisms. Cost recovery mechanisms that have a material impact on TEP's operations or financial results are described below.
Purchased Power and Fuel Adjustment Clause
TEP's PPFAC rate is typically adjusted annually on April 1st and goes into effect for the subsequent 12-month period unless the schedule is modified by the ACC. The PPFAC rate includes: (i) a forward component which is calculated by taking the difference between forecasted fuel and purchased power costs and the amount of those costs established in Retail Rates; and (ii) a true-up component that allows for reconciliation of differences between actual costs and those recovered in the preceding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
period. On February 1, 2022, TEP filed a request with the ACC for approval of a rate adjustment for the PPFAC. The request presents two additional scenarios whereby the true-up component of the PPFAC rate is reset to reflect the recovery of the uncollected true-up balance over 18 and 24-month timeframes. TEP cannot predict the outcome of the proceeding.
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Years Ended December 31,
(in millions)	2021	2020
Beginning of Period	$23	$36
Deferred Fuel and Purchased Power Costs (1)	343	283
PPFAC and Base Power Recoveries (2)	(275)	(296)
End of Period	$91	$23
(1)Includes costs eligible for recovery through the PPFAC and base power rates.
(2)In March 2021 and 2020, the ACC approved a PPFAC surcharge as part of TEP's annual rate adjustment request, which went into effect on June 1, 2021 and June 1, 2020.
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
Tax Expense Adjustor Mechanism
The TEAM allows for the timely recovery of future significant income tax changes. It provides the Company the ability to pass through as a kWh surcharge: (i) the TCJA Regulatory Deferral balance to the initial 2021 TEAM rate; (ii) the change in EDIT compared to the test year; and (iii) the income tax effects of tax legislation that materially impacts TEP's 2018 test year revenue requirements. The TEAM went into effect January 1, 2021, as approved in the 2020 Rate Order. In 2021, TEP refunded $29 million to customers through the TEAM.
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
Transmission Cost Adjustor
The TCA allows for timely recovery of actual costs required to provide transmission services to retail customers. The TCA is limited to the recovery, or refund, of costs associated with future changes in TEP's OATT rate. The Company files a notice with the ACC in December each year presenting a revised tariff that reflects the changes in the formula OATT rate which goes into effect in the first billing cycle in January. The TCA went into effect January 1, 2021, as approved in the 2020 Rate Order.
On February 8, 2022, the ACC approved TEP's motion to modify the TCA Plan of Administration to reflect the terms of the 2019 FERC Rate Case proposed settlement agreement, pending the conclusion of that proceeding.
Renewable Energy Standard
Arizona utilities are required to file an annual RES implementation plan for review and approval by the ACC. The renewable energy requirement in 2021 was 11% of retail electric sales. In 2021, the percentage of TEP's retail kWh sales attributable to the RES was approximately 26%.
In September 2021, the ACC approved TEP's 2021 RES implementation plan for the years 2021 and 2022 with a budget of $66 million. The approved amounts fund: (i) above market cost of renewable power purchases; (ii) previously awarded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
incentives for customer-installed DG; and (iii) various other program costs. Additionally, the ACC directed TEP to collaborate with the ACC to develop and file a proposal by July 1, 2022, to phase out the RES tariff.
Energy Efficiency Standards
Under the EE Standards, the ACC requires electric utilities to implement cost-effective programs to reduce customers' energy consumption. As of December 31, 2021, TEP's cumulative annual energy savings was approximately 23%. The annual DSM performance incentive for the prior calendar year is recorded in the first quarter of each year.
In 2019, the ACC approved TEP’s 2018 energy efficiency implementation plan with a budget of $23 million, which is collected through the DSM surcharge, and approved a waiver of the 2018 EE Standards. In addition, the ACC ordered that TEP's 2018 energy efficiency implementation plan be considered as its 2019 and 2020 energy efficiency implementation plans. In June 2021, TEP filed its 2022 energy efficiency implementation plan with a budget of approximately $23 million. TEP cannot predict the outcome of the proceeding.
Lost Fixed Cost Recovery Mechanism
The LFCR mechanism provides for recovery of certain non-fuel costs that would go unrecovered between rate cases due to reduced retail kWh sales as a result of implementing ACC-approved energy efficiency programs and customer-installed DG. The LFCR mechanism is adjusted in each rate case when the ACC approves new base rates. In 2021, LFCR revenues decreased as a result of a rate adjustment as approved in the 2020 Rate Order. TEP records a regulatory asset and recognizes LFCR revenues when amounts are verifiable regardless of when the lost retail kWh sales occurred. TEP is required to make an annual filing with the ACC requesting recovery of LFCR revenues recognized in the prior year. The recovery is subject to a year-over-year increase cap of 2% of TEP's applicable retail revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded in the balance sheet are summarized in the table below:

	Remaining Recovery Period (years)	December 31,
($ in millions)		2021	2020
Regulatory Assets
Pension and Other Postretirement Benefits (Note 10)	Various	$128	$166
Under Recovered Purchased Energy Costs	2	91	23
Early Generation Retirement Costs	Various	38	43
Lost Fixed Cost Recovery	1	37	59
Property Tax Deferrals (1)	1	27	26
Income Taxes Recoverable through Future Rates (2)	Various	17	27
Final Mine Reclamation and Retiree Healthcare Costs (3)	7	17	20
Derivatives (Note 13)	8	8	55
Springerville Unit 1 Leasehold Improvements (4)	2	4	7
Tax Expense Adjustor Mechanism	1	3	—
Other Regulatory Assets	Various	14	16
Total Regulatory Assets		384	442
Less Current Portion	1	116	124
Total Non-Current Regulatory Assets		$268	$318

Regulatory Liabilities
Income Taxes Payable through Future Rates (2)	Various	$268	$298
Net Cost of Removal (5)	Various	73	125
Renewable Energy Standard	Various	66	63
Derivatives (Note 13)	8	19	4
Transmission Revenue Subject to Refund—FERC	1	15	15
Demand Side Management	1	12	6
Transmission Cost Adjustor	1	9	—
Tax Expense Adjustor Mechanism	1	—	29
Other Regulatory Liabilities	Various	1	1
Total Regulatory Liabilities		463	541
Less Current Portion	1	111	151
Total Non-Current Regulatory Liabilities		$352	$390
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
(5)Represents an estimate of the future cost of retirement, net of salvage value. These are amounts collected through revenue for transmission, distribution, generation, and general and intangible plant which are not yet expended. As a result of the 2020 Rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Order, TEP transferred costs from Net Cost of Removal to Accumulated Depreciation and Amortization. See Note 3 for additional information related to new depreciation rates approved as part of the 2020 Rate Order.
Regulatory Assets and Liabilities
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

NOTE 3. UTILITY PLANT AND JOINTLY-OWNED FACILITIES
UTILITY PLANT
The following table shows Plant in Service on the Consolidated Balance Sheets by major class:

	Annual Depreciation Rate (3)	Average Remaining Life in Years (3)	December 31,
($ in millions)			2021	2020
Plant in Service
Generation Plant	3.11%	18	$3,753	$3,279
Distribution Plant	1.93%	33	2,024	1,906
Transmission Plant	1.69%	35	1,210	1,090
General Plant	6.01%	7	540	503
Intangible Plant, Software Costs, and Other (1)	Various	Various	268	291
Plant Held for Future Use	—	—	3	4
Total Plant in Service (2)			$7,798	$7,073
(1)Primarily represents computer software, which is amortized over three to five years for smaller application software and 10 years for large enterprise software and has an average remaining life of three years.
(2)Includes plant acquisition adjustments of $(206) million and $(202) million as of December 31, 2021 and 2020, respectively.
(3)Based on the 2018 depreciation study available for the major classes of Plant in Service, effective January 1, 2021, as approved as part of the 2020 Rate Order. Transmission Plant depreciation rates are based on the 2018 depreciation study, effective August 1, 2019, as approved as part of the 2019 FERC Rate Case.
Generation Plant
Oso Grande
In 2019, TEP entered into a BTA to develop Oso Grande. In May 2021, Oso Grande was placed in service, adding 250 MW of wind-powered electric generation, increasing TEP's total renewable nominal generation capacity, including PPAs and owned utility-scale generation, to over 700 MW. As of December 31, 2021, there was $444 million in costs related to Oso Grande in Plant in Service on the Consolidated Balance Sheets.
Springerville Common Facilities
In 2020, due to expiring leases, TEP purchased 32.2% in undivided interests in facilities at Springerville used in common with Springerville Unit 1 and Unit 2 (Springerville Common Facilities) at a total fixed purchase price of $68 million. The transaction resulted in an increase in Plant in Service and a decrease in Utility Plant Under Finance Leases on the Consolidated Balance Sheets.
As a condition of the purchase, Salt River Project Agricultural Improvement and Power District (SRP), the owner of Springerville Unit 4, purchased a 14% undivided interest in the Springerville Common Facilities for $30 million in 2020. Also, Tri-State, the lessee of Springerville Unit 3, was obligated to either: (i) buy a 14% undivided interest in the facilities for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$30 million by December 31, 2021; or (ii) continue to make payments to TEP for the use of these facilities. Tri-State did not exercise its purchase option and therefore will continue to make payments to TEP.
RICE Units
Under the air permit approved by the Pima County Department of Environmental Quality, TEP placed into service 10 natural gas RICE units with a total nominal generation capacity of 188 MW in 2020. As of December 31, 2021, there was $187 million related to the Sundt RICE units recorded in Plant in Service on the Consolidated Balance Sheets.
Accumulated Depreciation and Amortization
TEP Depreciation Rates
As part of the 2020 Rate Order, effective January 2021, TEP reclassified $33 million from Regulatory and Other Liabilities—Regulatory Liabilities to Accumulated Depreciation and Amortization on the Consolidated Balance Sheets to reflect the impact of the revised depreciation rates on estimated cost of removal.
Amortization of Intangible Plant
Intangible Plant primarily consists of computer software. Accumulated amortization of computer software costs were $169 million and $199 million as of December 31, 2021 and 2020, respectively. Amortization of computer software costs totaled $33 million in 2021, $29 million in 2020, and $26 million in 2019. Future estimated amortization costs for existing computer software are $26 million in 2022, $19 million in 2023, $12 million in 2024, $7 million in 2025, and $4 million in 2026.
Intangible Plant includes $(4) million in acquisition discounts not subject to amortization as of December 31, 2021, and none in 2020.
JOINTLY-OWNED FACILITIES
As of December 31, 2021, TEP was a participant in the following jointly-owned generation facilities and transmission systems:

($ in millions)	Ownership Percentage	Plant in Service	Construction Work in Progress	Accumulated Depreciation	Net Book Value
San Juan Unit 1	50.0%	$285	$1	$(269)	$17
Four Corners Units 4 and 5	7.0%	188	4	(81)	111
Luna	33.3%	59	1	(3)	57
Gila River Unit 3	75.0%	206	—	(65)	141
Gila River Common Facilities	43.8%	75	1	(26)	50
Springerville Coal Handling Facilities	83.0%	209	—	(95)	114
Springerville Common Facilities	86.0%	399	—	(207)	192
Transmission Facilities	Various	462	20	(229)	253
Total		$1,883	$27	$(975)	$935
As a participant in these jointly-owned facilities, TEP is responsible for its share of operating and capital costs. The Company accounts for its share of operating expenses and utility plant costs related to these facilities using proportionate consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ASSET RETIREMENT OBLIGATIONS
The liability accrual of AROs is primarily related to generation assets and is included in Other on the Consolidated Balance Sheets. The following table reconciles the beginning and ending aggregate carrying amounts of ARO accruals on the Consolidated Balance Sheets:

	December 31,
(in millions)	2021	2020
Beginning of Period	$96	$107
Liabilities Incurred (1)	14	—
Liabilities Settled (2)	(2)	(5)
Regulatory Deferral/Accretion Expense	4	4
Revisions to the Present Value of Estimated Cash Flows (3)	27	(10)
End of Period	$139	$96
(1)Asset retirement obligation for Oso Grande, placed in service in May 2021.
(2)Primarily related to the retirement of Navajo.
(3)Primarily related to changes due to revised estimates of the timing of cash flows required to settle future liabilities of San Juan and changes in ownership of Springerville Common Facilities.

NOTE 4. REVENUE
TEP earns the majority of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. Most of the Company's contracts have a single performance obligation, the delivery of power. TEP has certain contracts with variable transaction pricing that require it to estimate the expected consideration.
DISAGGREGATION OF REVENUES
The following table presents the disaggregation of TEP’s Operating Revenues on the Consolidated Statements of Income by type of service:

	Years Ended December 31,
(in millions)	2021	2020	2019
Retail	$1,088	$1,039	$972
Wholesale	278	190	247
Other Services	114	95	124
Revenues from Contracts with Customers	1,480	1,324	1,343
Alternative Revenues	12	48	35
Other	101	53	40
Total Operating Revenues	$1,593	$1,425	$1,418
Retail Revenues
TEP’s tariff-based sales to residential, commercial, and industrial customers are regulated by the ACC and recognized when power is delivered at the amount of consideration that the Company expects to receive in exchange. Retail revenues include an estimate for unbilled revenues from service that has been provided but not billed by the end of an accounting period. At the end of the month, amounts of power delivered since the last meter reading are estimated and the corresponding unbilled revenue is calculated using anticipated Retail Rates. Unbilled revenues are dependent upon a number of factors that require management’s judgment including estimates of retail sales, customer usage patterns, and pricing. Unbilled revenues primarily increase during the spring and summer months and decrease during the fall and winter months due to the seasonal fluctuations of TEP’s actual load. The timing of revenue recognition, billings, and cash collections results in billed and unbilled accounts receivable balances. See Note 5 for components of Accounts Receivable on the Consolidated Balance Sheets.
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
Pursuant to a FERC order, all rates charged under TEP's revised OATT are subject to refund until the 2019 FERC Rate Case proceedings conclude. Wholesale Revenues exclude an estimate of revenues probable of refund. See Note 2 for more information regarding the 2019 FERC Rate Case.
Other Services Revenues
Other Services Revenues primarily include fees earned as operator of Springerville Units 3 and 4, miscellaneous service-related revenues, and reimbursement of various operating expenses for the use of the Springerville Common Facilities and the Springerville Coal Handling Facilities by the operator of Springerville Unit 3. When TEP recognizes revenue for reimbursement of Springerville Common Facilities and Springerville Coal Handling Facilities' operating expenses, the associated expenses are recorded in their respective line items on the income statement based on the nature of services provided.
Alternative Revenues
Alternative revenue programs allow utilities to adjust future rates in response to past activities or completed events if certain criteria established by a regulator are met. TEP has identified its LFCR, TCA, and ECA mechanisms and DSM performance incentive as alternative revenues. See Note 2 for additional information regarding these cost recovery mechanisms and performance incentive.
Other Revenues
Other Revenues include gains and losses on derivative contracts, common cost allocations to affiliates, and asset management agreement service fees and optimization gains. See Note 6 for information regarding revenue from related parties and Note 13 for information regarding derivative instruments.

NOTE 5. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable on the Consolidated Balance Sheets:

	December 31,
(in millions)	2021	2020
Retail	$78	$90
Retail, Unbilled	44	41
Retail, Allowance for Credit Losses	(10)	(13)
Wholesale (1)	47	33
Due from Affiliates (Note 6)	17	9
Other	17	13
Accounts Receivable	$193	$173
(1)Includes $16 million and $7 million as of December 31, 2021 and 2020, respectively, of receivables related to revenue from derivative instruments.

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

	Years Ended December 31,
(in millions)	2021	2020
Beginning of Period	$(13)	$(6)
Credit Loss Expense	—	(10)
Write-offs	3	3
End of Period	$(10)	$(13)
Service Disconnection Moratoriums
In 2019, the ACC enacted emergency rules that suspended service disconnections and late fees for electric residential customers who would have otherwise been eligible for service disconnection during the period from June 1 through October 15 (Summer Moratorium). The Summer Moratorium remained in effect for 2020 and 2021, and was permanently adopted by the ACC in November 2021. In addition, as a result of the COVID-19 pandemic, TEP voluntarily suspended service disconnections and late fees from March 2020 through January 2021 for all customers who would have otherwise been eligible for disconnection.
In December 2020, the ACC enacted a bill credit and payment program for residential customers who are behind on their electric bills as a result of the COVID-19 pandemic. For qualifying customers the program included: (i) an upfront bill credit applied to their December 2020 bill; and (ii) automatic enrollment into an eight-month payment plan. TEP also voluntarily created payment arrangements for commercial customers affected by the COVID-19 pandemic. In the second quarter of 2021, TEP began experiencing accounts receivable collection activity consistent with pre-COVID-19 pandemic conditions and has made significant progress towards collecting aged accounts receivable from these customers.
TEP is continuing to monitor collection activity and adjusting its allowance for credit losses as needed.

NOTE 6. RELATED PARTY TRANSACTIONS
TEP engages in various transactions with Fortis, UNS Energy, and UNS Energy Affiliates. These transactions include: (i) the sale and purchase of power and transmission services; (ii) common cost allocations; and (iii) the provision of corporate and other labor-related services. Effective January 2021, TEP hired SES's employees and will no longer utilize SES's services.
The following table presents the components of related party balances included in Accounts Receivable and Accounts Payable on the Consolidated Balance Sheets:

	December 31,
(in millions)	2021	2020
Receivables from Related Parties
UNS Electric	$8	$6
UNS Energy	7	2
UNS Gas	2	1
Total Due from Related Parties	$17	$9

Payables to Related Parties
UNS Energy	$1	$1
UNS Gas	1	—
SES	—	4
Total Due to Related Parties	$2	$5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the components of related party transactions included in the Consolidated Statements of Income:

	Years Ended December 31,
(in millions)	2021	2020	2019
Goods and Services Provided by TEP to Affiliates
Transmission Revenues, UNS Electric (1)	$11	$9	$7
Wholesale Revenues, UNS Electric (1)(2)	25	1	1
Control Area Services, UNS Electric (3)	6	4	4
Common Costs, UNS Energy Affiliates (4)	21	19	19

Goods and Services Provided by Affiliates to TEP
Wholesale Revenues, UNS Electric (1)	1	—	—
Supplemental Workforce, SES (5)	—	14	15
Corporate Services, UNS Energy (6)	7	5	6
Corporate Services, UNS Energy Affiliates (7)	3	4	4
Capacity Charges, UNS Gas (8)	—	—	1
Corporate Services, Fortis Affiliates (9)	—	1	—
(1)TEP and UNS Electric sell power and transmission services to each other. Wholesale power is sold at prevailing market prices, while transmission services are sold at FERC-approved rates through the applicable OATT.
(2)In the second quarter of 2021, TEP began charging UNS Electric for capacity, power, and ancillary services under a tolling PPA. See Note 9 for additional information related to the tolling PPA.
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
(6)Costs for corporate services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 85% of UNS Energy's allocated costs. Corporate Services, UNS Energy includes legal, audit, and Fortis' management fees. TEP's share of Fortis' management fees was $6 million in 2021, 2020, and 2019.
(7)Costs for corporate services (e.g., finance, accounting, tax, legal, and information technology) and other labor services for UNS Energy Affiliates are directly assigned to the benefiting entity at a fully burdened cost when possible.
(8)UNS Gas charges TEP for natural gas capacity used to supply one of TEP's generation facilities.
(9)Fortis charges TEP for its share of payroll tax, insurance, and other costs paid by Fortis for affiliated employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. DEBT AND CREDIT AGREEMENTS
DEBT
Long-term debt matures more than one year from the date of debt issuance. The following table presents the components of long-term debt, which includes Long-Term Debt, Net and Current Maturities of Long-Term Debt, Net on the Consolidated Balance Sheets:

			December 31,
($ in millions)	Interest Rate	Maturity Date	2021	2020
Notes
2011 Senior Notes	5.15%	2021	$—	$250
2012 Senior Notes (1)	3.85%	2023	150	150
2014 Senior Notes	5.00%	2044	150	150
2015 Senior Notes	3.05%	2025	300	300
2018 Senior Notes	4.85%	2048	300	300
2020 Senior Notes	4.00%	2050	350	350
2020 Senior Notes	1.50%	2030	300	300
2021 Senior Notes	3.25%	2051	325	—
Tax-Exempt Local Furnishings Bonds (2)
2012 Pima A	4.50%	2030	16	16
2013 Pima A	4.00%	2029	91	91
Tax-Exempt Pollution Control Bonds
2012 Apache A (3)	4.50%	2030	177	177
Total Long-Term Debt (4)			2,159	2,084
Less Unamortized Discount and Debt Issuance Costs			24	20
Less Current Maturities of Long-Term Debt			—	250
Total Long-Term Debt, Net			$2,135	$1,814
(1)The 2012 Senior Notes are callable prior to December 15, 2022, with a make-whole premium plus accrued interest. After December 15, 2022, the notes are callable at par plus accrued interest.
(2)The 2012 Pima A bonds become callable at par on or after June 1, 2022. The 2013 Pima A bonds become callable at par on or after March 1, 2023.
(3)The 2012 Apache A bonds become callable at par on or after March 1, 2022.
(4)As of December 31, 2021, all of TEP's debt is unsecured.
Debt Issuances and Redemptions
In August 2021, TEP redeemed at par $250 million aggregate principal amount of 5.15% senior unsecured notes, prior to maturity.
In May 2021, TEP issued and sold $325 million aggregate principal amount of 3.25% senior unsecured notes due May 2051. TEP may redeem the notes prior to November 1, 2050, with a make-whole premium plus accrued interest. On or after November 1, 2050, TEP may redeem the debt at par plus accrued interest. TEP used the net proceeds to redeem debt in August 2021 and for general corporate purposes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In April 2020, TEP issued and sold $350 million aggregate principal amount of 4.00% senior unsecured notes due June 2050. The debt is callable prior to December 15, 2049, with a make-whole premium plus accrued interest. After December 15, 2049, the debt becomes callable at par plus accrued interest. TEP used the net proceeds from the sale: (i) to repay amounts outstanding under its credit agreement; (ii) to repay and terminate $225 million in term loans; and (iii) for general corporate purposes.
Maturities
Long-term debt matures on the following dates:

(in millions)	Long-Term Debt (1)
2022	$—
2023	150
2024	—
2025	300
2026	—
Thereafter	1,709
Total	$2,159
(1)Total long-term debt excludes $16 million of related unamortized debt issuance costs and $8 million of unamortized original issue discount.
CREDIT AGREEMENT
In October 2021, TEP entered into an unsecured credit agreement that provides for revolving credit commitments with swingline and LOC sublimits, due in October 2026, the termination date (2021 Credit Agreement). The final maturity date is subject to two one-year extensions if certain conditions are satisfied. The 2021 Credit Agreement amended and restated in its entirety the 2015 Credit Agreement.
Amounts borrowed under the 2021 Credit Agreement are used for working capital and other general corporate purposes and are recorded in Borrowings Under Credit Agreement on the Consolidated Balance Sheets. Interest rates and fees are based on a pricing grid tied to TEP's credit rating. LOCs are issued from time to time to support energy procurement, hedging transactions, and other business activities. The credit agreement provides for transitions to alternative benchmark rates. Terms are as follows:

		Sub-Limit Swingline(1)	Sub-Limit LOC			Weighted Average Interest Rate
	Capacity			Borrowed(2)	Available		Pricing(3)
($ in millions)	December 31, 2021
2021 Agreement	$250	$15	$50	$25	$225	2.53%	LIBOR + 1.000%	or ABR + 0.00%
(1)ABR pricing would apply to swingline loans.
(2)Includes a $10 million LOC at a rate of 1.00% per annum issued in October 2021 to replace LOCs originally issued in January 2020 pursuant to TEP taking ownership of Oso Grande under the BTA.
(3)TEP's pricing may be adjusted based on performance measured using two key performance indicators: (i) the three-year average Occupational Safety and Health Administration total recordable incident rate, excluding solely COVID-19 pandemic-related incidents; and (ii) capacity targets for owned plus firm purchased power agreement renewable generation, including energy storage.

		Sub-Limit LOC			Weighted Average Interest Rate
	Capacity		Borrowed(1)	Available		Pricing
($ in millions)	December 31, 2020
2015 Agreement	$250	$50	$12	$238	—%	LIBOR + 1.000%	or ABR + 0.00%
(1)Included $12 million in LOCs at a rate of 1.00% per annum issued in January 2020 pursuant to TEP taking ownership of Oso Grande under the BTA.
As of February 10, 2022, there was $220 million available under the 2021 Credit Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. LEASES
TEP’s leases are included on the balance sheet as follows:

		December 31,
(in millions)	Lease Type	2021	2020
Lease Assets
Regulatory and Other Assets, Other	Operating	$7	$8
Lease Liabilities
Current Liabilities, Other	Operating	1	1
Regulatory and Other Liabilities, Other	Operating	6	7
OPERATING LEASES
TEP leases office facilities, land, rail cars, and communication tower space with remaining terms of one to 20 years. Most leases include one or more options to renew, with renewal terms that may extend a lease term for up to 10 years. Certain lease agreements include rental payments adjusted periodically for inflation or require TEP to pay real estate taxes, insurance, maintenance, or other operating expenses associated with the lease premises.
LEASE COST
The following table presents the components of TEP’s lease costs:

	Years Ended December 31,
(in millions)	2021	2020	2019
Finance
Amortization of Leased Assets (1)(2)	$—	$10	$13
Interest on Lease Liabilities (3)	—	2	13
Operating	1	1	1
Variable (4)	4	2	16
Short Term	2	1	1
Total Lease Cost	$7	$16	$44
(1)Finance lease amortization is recorded in Depreciation on the Consolidated Statements of Income. In 2020, TEP deferred $2 million of amortization related to the Springerville Common Facilities in Regulatory and Other Assets—Regulatory Assets on the Consolidated Balance Sheets based on recovery over the expected life of the asset. See Note 3 for additional information about TEP's purchase of Springerville Common Facilities.
(2)TEP entered into a tolling PPA to purchase and receive capacity, power, and ancillary services from Gila River Unit 2, which was accounted for as a finance lease. In 2019, TEP deferred $6 million of amortization in Regulatory and Other Assets—Regulatory Assets on the Consolidated Balance Sheets based on PPFAC recovery of TEP's fixed capacity payment. TEP purchased Gila River Unit 2 in December 2019.
(3)In 2020, TEP deferred $1 million of lease interest expense related to the Springerville Common Facilities in Regulatory and Other Assets —Regulatory Assets on the Consolidated Balance Sheets based on recovery over the expected life of the asset. Finance lease interest expense related to Gila River Unit 2 was $12 million in 2019.
(4)Variable lease cost is primarily comprised of battery storage with variable payments contingent on performance. In April 2021, a 20-year renewable PPA, accompanied by battery storage, achieved commercial operation. See Note 9 for additional information about TEP's renewable PPAs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MATURITY ANALYSIS OF LEASE LIABILITIES
As of December 31, 2021, TEP's future minimum lease payments, excluding payments to lessors for variable costs, follow:

(in millions)	Operating Leases
2022	$1
2023	1
2024	1
2025	1
2026	1
Thereafter	3
Total Lease Payments	8
Less Imputed Interest	1
Total Lease Obligations	7
Less Current Portion	1
Total Non-Current Lease Obligations	$6
LEASE TERMS AND DISCOUNT RATES
The following table presents TEP's lease terms and discount rates related to its leases:

	December 31,
	2021	2020
Weighted-Average Remaining Lease Term (years)
Operating Leases	11	11
Weighted-Average Discount Rate
Operating Leases	3.9%	3.9%
LEASE CASH FLOWS
The following table presents cash paid for amounts included in the measurement of lease liabilities:

	Years Ended December 31,
(in millions)	2021	2020	2019
Operating Cash Flows used for Finance Leases	$—	$1	$13
Operating Cash Flows used for Operating Leases	1	1	1
Financing Cash Flows used for Finance Leases	—	17	11
Investing Cash Flows used for Finance Leases	—	68	164
See Note 12 for non-cash transactions that resulted in recognition of right-of-use assets in exchange for lease liabilities.
LEASE INCOME
TEP leases limited office facilities and utility property to others with remaining terms of two to 21 years. Most leases include one or more options to renew with renewal terms that may extend a lease term for up to three years.
TEP's operating lease income was $1 million in each of 2021, 2020, and 2019, included in Other, Net on the Consolidated Statements of Income. TEP's expected operating lease payments to be received as of December 31, 2021, are $1 million or less in each year from 2022 through 2026 and $2 million thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
As of December 31, 2021, TEP had the following commitments:

(in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Minimum Purchase Commitments
Fuel, Including Transportation	$83	$74	$36	$28	$25	$144	$390
Purchased Power	47	47	—	—	—	—	94
Transmission	31	20	15	13	5	4	88
Purchase Commitments
Renewable Power Purchase Agreements	80	80	79	79	79	847	1,244
RES Performance-Based Incentives	7	7	7	5	5	23	54
Total Commitments	$248	$228	$137	$125	$114	$1,018	$1,870
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
In 2021, TEP entered into natural gas commodity purchase agreements at market prices that expire through the fourth quarter of 2023. The commitment amounts included in the table above are based on projected market prices as of December 31, 2021.
TEP has firm transportation agreements with capacity sufficient to meet its load requirements. These agreements expire in various years between 2022 and 2040.
Purchased Power
In 2021, TEP entered into tolling PPAs to purchase and receive up to 300 MW of capacity, power, and ancillary services from June 15 through October 15 in 2022 and 2023. TEP will pay monthly capacity charges and variable power charges.
In 2021, TEP also entered into tolling PPAs with UNS Electric to sell and deliver up to 150 MW of capacity, power, and ancillary services over the same periods. UNS Electric will pay TEP monthly capacity charges equal to 50% of TEP's monthly capacity charges and variable power charges. TEP's commitment does not reflect any reduction for the subsequent sale of capacity.
Transmission
TEP has long-term firm point-to-point contracts to purchase transmission services over lines that are part of the Western Interconnection, a regional grid in the United States. These agreements expire in various years between 2022 and 2030.
Purchase Commitments
Renewable Power Purchase Agreements
TEP enters into long-term renewable PPAs, which require TEP to purchase 100% of certain renewable energy generation facilities' output and RECs associated with the output delivered once commercial operation status is achieved. In 2021, two PPA facilities and the associated battery storage achieved commercial operation. The PPAs expire in April 2041 and December 2051. While TEP is not required to make payments under the agreements if power is not delivered, estimated future payments are included in the table above. These agreements expire in various years between 2027 and 2051.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RES Performance-Based Incentives
TEP has entered into REC purchase agreements to purchase the environmental attributes from retail customers with solar installations. Payments for the RECs are termed PBIs and are paid in contractually agreed-upon intervals (usually quarterly) based on metered renewable energy production. These agreements expire in various years between 2022 and 2034.
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
TEP is liable for a portion of final mine reclamation costs upon closure of the mines servicing San Juan and Four Corners. TEP’s estimated share of final mine reclamation costs at both mines is $44 million upon expiration of the related coal supply agreements, which expire in 2022 and 2031, respectively. An aggregate liability balance related to San Juan and Four Corners final mine reclamation of $40 million as of December 31, 2021 and 2020, was recorded in Other on the Consolidated Balance Sheets. TEP established a trust to fund its share of estimated final mine reclamation costs at San Juan, which will remain in effect through the completion of final mine reclamation activities currently projected to be 2039. See Note 1 and Note 2 for additional information related to final mine reclamation costs.
Performance Guarantees
TEP has joint generation participation agreements with participants at San Juan, Four Corners, and Luna, which expire in 2022, 2041, and 2046, respectively. The Navajo participation agreement expired in 2019, but certain performance obligations continue through the decommissioning of the generation facility. The participants in each of the generation facilities, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. Relative to Navajo performance obligations, in the case of a default, the non-defaulting participants would seek financial recovery directly from the defaulting party. With the exception of Four Corners, there is no maximum potential amount of future payments TEP could be required to make under the guarantees. The maximum potential amount of future payments on the non-defaulting parties is $250 million at Four Corners. As of December 31, 2021, there have been no such payment defaults under any of the participation agreements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
TEP funds its other postretirement benefits for classified employees through a VEBA. TEP contributed $3 million in 2021 and $1 million in 2020 and 2019. Other postretirement benefits for unclassified employees are self-funded.
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
The following table presents pension and other postretirement benefit amounts (excluding tax balances) included on the balance sheet:

	Pension Benefits		Other Postretirement Benefits
	December 31,
(in millions)	2021	2020	2021	2020
Regulatory Assets	$126	$150	$2	$16
Accrued Employee Expenses	(1)	(1)	(3)	(3)
Pension and Other Postretirement Benefits	(61)	(91)	(59)	(72)
Accumulated Other Comprehensive Loss, SERP	13	14	—	—
Net Amount Recognized	$77	$72	$(60)	$(59)
OBLIGATIONS AND FUNDED STATUS
The Company measured the actuarial present values of all defined benefit pension and other postretirement benefit obligations as of December 31, 2021 and 2020. The table below presents the status of all of TEP’s pension and other postretirement benefit plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
All plans had projected benefit obligations in excess of the fair value of plan assets for each period presented:

	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,
(in millions)	2021	2020	2021	2020
Change in Benefit Obligation
Beginning of Period	$606	$525	$99	$79
Actuarial (Gain) Loss	(6)	76	(12)	18
Interest Cost	14	16	2	3
Service Cost	20	16	6	4
Benefits Paid	(34)	(27)	(5)	(5)
End of Period	600	606	90	99
Change in Fair Value of Plan Assets
Beginning of Period	514	446	24	21
Actual Return on Plan Assets	43	78	3	3
Benefits Paid	(32)	(26)	(2)	(5)
Employer Contributions (1)	13	16	3	5
End of Period (2)	538	514	28	24
Funded Status at End of Period	$(62)	$(92)	$(62)	$(75)
(1)TEP expects to contribute $11 million to the pension plans and less than $1 million to the VEBA trust in 2022.
(2)The increase in pension benefit plan assets was primarily due to positive equity returns.
The following table provides the components of TEP’s regulatory assets and accumulated other comprehensive loss that have not been recognized as components of net periodic benefit cost as of the dates presented:

	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,
(in millions)	2021	2020	2021	2020
Net Loss	$139	$164	$4	$18
Prior Service Cost (Benefit)	—	1	(2)	(2)
The accumulated benefit obligations aggregated for all pension plans as of December 31, 2021, was $538 million. One pension plan had an accumulated benefit obligation in excess of plan assets as of December 31, 2021, compared to all three as of December 31, 2020. This was due to an increase in discount rates and positive equity returns. The following table includes information for the pension plans with accumulated benefit obligations in excess of pension plan assets:

	December 31,
(in millions)	2021	2020
Accumulated Benefit Obligation	$26	$545
Fair Value of Plan Assets	—	514

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company measures service and interest costs by applying the specific spot rates along the yield curve to the plans' liability cash flows. Net periodic benefit plan cost includes the following components:

	Pension Benefits			Other Postretirement Benefits
	Years Ended December 31,
(in millions)	2021	2020	2019	2021	2020	2019
Service Cost	$20	$16	$13	$6	$4	$4
Non-Service Cost
Interest Cost	14	16	18	2	3	3
Expected Return on Plan Assets	(34)	(30)	(26)	(2)	(2)	(2)
Amortization of Net (Gain) Loss	9	8	8	1	—	—
Net Periodic Benefit Cost	$9	$10	$13	$7	$5	$5
The non-service components of net periodic benefit cost are included in Other, Net on the Consolidated Statements of Income. TEP capitalized 22% of service cost as a cost of construction in 2021 and 2020, and 21% in 2019.
The changes in plan assets and benefit obligations recognized as regulatory assets or in AOCI were as follows:

	Pension Benefits						Other Postretirement Benefits
	Regulatory Asset			AOCI			Regulatory Asset
(in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Current Year Actuarial (Gain) Loss	$(16)	$23	$16	$—	$5	$4	$(13)	$17	$1
Amortization of Net Loss	(8)	(8)	(8)	(1)	(1)	(1)	(1)	—	—
Prior Service (Credit) Cost	—	—	—	—	—	1	—	—	—
Total Recognized (Gain) Loss	$(24)	$15	$8	$(1)	$4	$4	$(14)	$17	$1
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
The following table includes the weighted average assumptions used to determine benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
Discount Rate	3.2%	2.9%	3.0%	2.6%
Rate of Compensation Increase	2.8%	2.8%	N/A	N/A
The following table includes the weighted average assumptions used to determine net periodic benefit costs:

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Discount Rate, Service Cost	3.3%	3.8%	4.7%	2.9%	3.5%	4.5%
Discount Rate, Interest Cost	2.3%	3.1%	4.2%	1.9%	2.9%	4.0%
Rate of Compensation Increase	2.8%	2.8%	2.8%	N/A	N/A	N/A
Expected Return on Plan Assets	6.8%	6.8%	7.0%	7.0%	7.0%	7.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Healthcare cost trend rates are assumed to decrease gradually from Next Year to the year the ultimate rate is reached:

	December 31,
	2021	2020
Next Year (Pre-65)	6.5%	6.1%
Next Year (Post-65)	5.5%	7.1%
Ultimate Rate Assumed (Pre-65 and Post-65)	4.5%	4.5%
Year Ultimate Rate is Reached (Pre-65)	2031	2037
Year Ultimate Rate is Reached (Post-65)	2027	2037
PENSION PLAN AND OTHER POSTRETIREMENT BENEFIT ASSETS
TEP calculates the fair value of plan assets on December 31, the measurement date. Asset allocations, by asset category, on the measurement date were as follows:

	Pension		Other Postretirement Benefits
	2021	2020	2021	2020
Asset Category
Equity Securities	54%	47%	63%	63%
Fixed Income Securities	40%	45%	35%	35%
Real Estate	5%	7%	—%	—%
Other	1%	1%	2%	2%
Total	100%	100%	100%	100%
As of December 31, 2021, the fair value of VEBA trust assets was $28 million, of which $10 million were fixed income investments and $18 million were equities. As of December 31, 2020, the fair value of VEBA trust assets was $24 million, of which $9 million were fixed income investments and $15 million were equities. The VEBA trust assets are primarily Level 2 assets within the fair value hierarchy described below. There are no Level 3 assets in the VEBA trust.
The following tables present the fair value measurements of pension plan assets by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
(in millions)	December 31, 2021
Asset Category
Cash Equivalents	$2	$—	$—	$2
Equity Securities:
United States Large Cap	—	77	—	77
United States Small Cap	—	28	—	28
Non-United States	—	105	—	105
Global	—	83	—	83
Fixed Income	—	213	—	213
Real Estate	—	—	26	26
Private Equity	—	—	4	4
Total	$2	$506	$30	$538

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	December 31, 2020
Asset Category
Equity Securities:
United States Large Cap	$—	$65	$—	$65
United States Small Cap	—	25	—	25
Non-United States	—	95	—	95
Global	—	59	—	59
Fixed Income	—	231	—	231
Real Estate	—	12	23	35
Private Equity	—	—	4	4
Total	$—	$487	$27	$514
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

(in millions)	Private Equity	Real Estate	Total
Balance as of December 31, 2019	$5	$23	$28
Actual Return on Plan Assets:
Assets Held at Reporting Date	—	—	—
Purchases, Sales, and Settlements	(1)	—	(1)
Balance as of December 31, 2020	4	23	27
Actual Return on Plan Assets:
Assets Held at Reporting Date	2	3	5
Purchases, Sales, and Settlements	(2)	—	(2)
Balance as of December 31, 2021	$4	$26	$30
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Target Allocation Percentages
The current target allocation percentages for the major asset categories of the plan follow. Each plan allows a variance of +/- 2% from targets before funds are automatically rebalanced:

	Pension	Other Postretirement Benefits
	December 31, 2021
Cash/Treasury Bills	—%	2%
Equity Securities:
United States Large Cap	13%	39%
United States Small Cap	5%	5%
Non-United States Developed	—%	7%
Non-United States Emerging	—%	9%
Global Equity	32%	—%
Global Infrastructure	3%	—%
Fixed Income	40%	38%
Real Estate	6%	—%
Private Equity	1%	—%
Total	100%	100%
Pension Fund Descriptions
For each type of asset category selected by the Pension Committee, TEP's investment consultant assembles a group of third-party fund managers and allocates a portion of the total investment to each fund manager. In the case of the private equity fund, TEP's investment consultant directs investments to a private equity manager that invests in third-parties’ funds.
ESTIMATED FUTURE BENEFIT PAYMENTS
TEP expects the following benefit payments to be made by the plans, which reflect future service, as appropriate:

(in millions)	2022	2023	2024	2025	2026	2027-2031
Pension Benefits	$28	$29	$29	$29	$30	$158
Other Postretirement Benefits	5	5	5	6	5	26
DEFINED CONTRIBUTION PLAN
TEP offers a defined contribution savings plan to all eligible employees. The plan meets the IRS required standards for 401(k) qualified plans. Participants direct the investment of contributions to certain funds in their account. The Company matches part of a participant’s contributions to the plan. TEP made matching contributions to the plan of $7 million in 2021 and $6 million in 2020 and 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. SHARE-BASED COMPENSATION
2020 FORTIS RESTRICTED STOCK UNIT PLAN
The Fortis Board of Directors ratified the 2020 Restricted Stock Unit Plan (2020 Plan) effective January 2020. Under the 2020 Plan, executive officers of Fortis and its subsidiaries may be granted time-based RSUs annually, which may be settled in cash or shares. Each RSU granted is valued based on one share of Fortis common stock traded on the Toronto Stock Exchange, converted to U.S. dollars. UNS Energy allocates the obligation and expense for this plan to its subsidiaries based on the Massachusetts Formula. Fortis accounts for forfeitures as they occur.
The following table represents RSUs awarded by Fortis for UNS Energy:

	2021	2020
RSUs	20,794	15,751
The awards are initially classified as liability awards because: (i) executive officers have the option to elect the cash or share settlement feature; and (ii) this election is contingent on an event within the executive officers' control. The liability awards may be reclassified as equity awards if the executive officers elect the share settlement feature on the modification date. Liability awards are measured at their fair value at the end of each reporting period and will fluctuate based on the price of Fortis' common stock. The awards are payable on the third anniversary of the grant date. TEP's allocated share of probable payout was $2 million and $1 million as of December 31, 2021 and 2020, respectively.
TEP's allocated portion of compensation expense is recognized in Operations and Maintenance Expense on the Consolidated Statements of Income. Compensation expense associated with unvested RSUs is recognized on a straight-line basis over the minimum required service period in an amount equal to the fair value on the measurement date or each reporting period. TEP recorded no compensation expense in 2021 and $1 million in 2020 based on its share of Fortis' compensation expense.
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
The following table represents PSUs and RSUs awarded by UNS Energy:

	2021	2020	2019
PSUs	44,931	35,328	66,978
RSUs (1)	2,401	1,918	33,489
(1)Effective January 2020, executive officer RSU awards are issued through the 2020 Plan. Certain key employees will continue to be awarded RSUs through the 2015 Plan.
The awards are classified as liability awards based on the cash settlement feature. Liability awards are measured at their fair value at the end of each reporting period and will fluctuate based on the price of Fortis' common stock as well as the level of achievement of the financial performance criteria. The awards are payable on the third anniversary of the grant date. TEP's allocated share of probable payout was $9 million and $10 million as of December 31, 2021 and 2020, respectively.
TEP's allocated portion of compensation expense is recognized in Operations and Maintenance Expense on the Consolidated Statements of Income. Compensation expense associated with unvested PSUs and RSUs is recognized on a straight-line basis over the minimum required service period in an amount equal to the fair value on the measurement date or each reporting period. TEP recorded $4 million in 2021, $3 million in 2020, and $4 million in 2019 based on its share of UNS Energy's compensation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION
CASH TRANSACTIONS

	Years Ended December 31,
(in millions)	2021	2020	2019
Interest Paid, Net of Amounts Capitalized	$76	$76	$80
Income Tax Refunds (1)	—	(14)	(14)
(1)TEP received refunds of AMT credit carryforwards in 2020 and 2019. See Note 14 for additional information regarding AMT.
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that resulted in recognition of assets and liabilities but did not result in cash receipts or payments were as follows:

	Years Ended December 31,
(in millions)	2021	2020	2019
Accrued Capital Expenditures	$38	$26	$40
Asset Retirement Obligations Increase (Decrease) (1)	34	(12)	26
Renewable Energy Credits	3	3	3
Operating Leases (2)	—	1	8
Finance Leases	—	—	67
Net Cost of Removal Increase (Decrease) (3)	(41)	(34)	(10)
(1)The non-cash additions to AROs and related capitalized assets represent a revision of estimated asset retirement cost due to changes in timing and amount of expected future cash flows.
(2)In 2019, TEP adopted accounting guidance that requires lessees to recognize a lease liability and a right-of-use asset for all leases with a lease term greater than 12 months. TEP applied the transition provisions of the new standard as of the adoption date and did not retrospectively adjust prior periods.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	December 31, 2021
Assets
Restricted Cash (1)	$23	$—	$23
Energy Derivative Contracts, Regulatory Recovery (2)	—	30	30
Energy Derivative Contracts, No Regulatory Recovery (2)	—	4	4
Total Assets	23	34	57
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(20)	(20)
Total Liabilities	—	(20)	(20)
Total Assets (Liabilities), Net	$23	$14	$37

(in millions)	December 31, 2020
Assets
Restricted Cash (1)	$21	$—	$21
Energy Derivative Contracts, Regulatory Recovery (2)	—	14	14
Energy Derivative Contracts, No Regulatory Recovery (2)	—	3	3
Total Assets	21	17	38
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(66)	(66)
Total Liabilities	—	(66)	(66)
Total Assets (Liabilities), Net	$21	$(49)	$(28)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis on the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	December 31, 2021
Derivative Assets
Energy Derivative Contracts	$34	$14	$—	$20
Derivative Liabilities
Energy Derivative Contracts	(20)	(14)	—	(6)

(in millions)	December 31, 2020
Derivative Assets
Energy Derivative Contracts	$17	$14	$—	$3
Derivative Liabilities
Energy Derivative Contracts	(66)	(14)	(7)	(45)
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

	Years Ended December 31,
(in millions)	2021	2020	2019
Unrealized Net Gain (Loss) (1)	$62	$21	$(45)
(1)Increase in unrealized net gain on regulatory recoverable derivative contracts is primarily due to increases in forward market prices of natural gas.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	Years Ended December 31,
(in millions)	2021	2020	2019
Operating Revenues	$7	$5	$6
Derivative Volumes
As of December 31, 2021, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	December 31,
	2021	2020
Power Contracts GWh	2,617	4,143
Gas Contracts BBtu	112,316	111,585
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
The value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $26 million as of December 31, 2021, compared with $60 million as of December 31, 2020. As of December 31, 2021, TEP had no cash posted as collateral to provide credit enhancement. If the credit risk contingent features were triggered on December 31, 2021, TEP would have been required to post $26 million of collateral of which $21 million relates to outstanding net payable balances for settled positions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

		Net Carrying Value		Fair Value
	Fair Value Hierarchy	December 31,
(in millions)		2021	2020	2021	2020
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,135	$2,064	$2,357	$2,363

NOTE 14. INCOME TAXES
Income tax expense differs from the amount of income tax determined by applying the United States statutory federal income tax rate of 21% to pre-tax income due to the following:

	Years Ended December 31,
(in millions)	2021	2020	2019
Federal Income Tax Expense at Statutory Rate	$49	$49	$46
State Income Tax Expense, Net of Federal Deduction	9	9	9
Federal/State Tax Credits (1)	(10)	(3)	(6)
Allowance for Equity Funds Used During Construction	(3)	(7)	(3)
Excess Deferred Income Taxes	(14)	(7)	(9)
Impact of AMT Sequestration	—	—	(2)
Other	1	—	(1)
Total Income Tax Expense	$32	$41	$34
(1)In 2021, TEP realized PTC benefits of $7 million related to Oso Grande being placed in service in May 2021.
Income Tax Expense included on the Consolidated Statements of Income consists of the following:

	Years Ended December 31,
(in millions)	2021	2020	2019
Current Income Tax Expense
Federal	$(2)	$(2)	$(8)
State	—	1	—
Total Current Income Tax Expense	(2)	(1)	(8)
Deferred Income Tax Expense
Federal	27	37	41
Federal Investment Tax Credits	(1)	(1)	(4)
State	8	6	5
Total Deferred Income Tax Expense	34	42	42
Total Income Tax Expense	$32	$41	$34
In 2018, ACC Refund Orders were approved requiring TEP to share EDIT amortization of the ACC-jurisdictional assets with customers. The EDIT activity of $14 million, $7 million, and $9 million was amortized from Regulatory Liabilities on the Consolidated Balance Sheets as of December 31, 2021, 2020, and 2019, respectively. As part of the 2020 Rate Order, TEP received approval of a TEAM that allows income tax changes that materially affect TEP’s authorized revenue requirement to be shared with customers including changes in EDIT amortization. Effective January 1, 2021, TEP shares any changes in its EDIT amortization through the usage-based adjustor. See Note 2 for additional information regarding the 2020 Rate Order.
Under the TCJA, existing AMT credit carryforwards could be refunded or used to offset U.S. federal income tax liabilities through our 2021 tax year. Along with other significant provisions, the CARES Act accelerated the recovery of remaining AMT credits by allowing corporations to immediately claim refunds of all unused carryforward balances. In 2020, the remaining AMT credit carryforward balance of $14 million was refunded to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
(in millions)	2021	2020
Gross Deferred Income Tax Assets
Customer Advances and Contributions in Aid of Construction	$20	$19
Other Postretirement Benefits	15	15
Investment Tax Credit Carryforward	23	19
Income Taxes Payable Through Future Rates	67	74
Other	93	76
Total Gross Deferred Income Tax Assets	218	203
Gross Deferred Income Tax Liabilities
Plant, Net	(682)	(639)
PPFAC	(23)	(6)
Plant Abandonments	(8)	(11)
Pensions	(18)	(17)
Income Taxes Recoverable Through Future Rates	(4)	(7)
Other	(32)	(16)
Total Gross Deferred Income Tax Liabilities	(767)	(696)
Deferred Income Taxes, Net	$(549)	$(493)
TEP recorded no valuation allowance against all other tax credit and net operating loss carryforward deferred income tax assets as of December 31, 2021 and 2020. Management believes TEP will produce sufficient taxable income in the future to realize credit and loss carryforwards before they expire.
As of December 31, 2021, TEP had the following carryforward amounts:

($ in millions)	Amount	Expiring Year
State Net Operating Loss	$1	2026
State Credits	9	2023 - 29
Investment Tax Credits	22	2034 - 41
Other Federal Credits	8	2034 - 41
UNCERTAIN TAX POSITIONS
A reconciliation of the beginning and ending balances of unrecognized tax benefits follows:

	December 31,
(in millions)	2021	2020
Beginning of Period	$19	$18
Additions Based on Tax Positions Taken in the Current Year	—	1
Reductions Based on Positions Taken in Prior Years	(18)	—
End of Period	$1	$19
Unrecognized tax benefits, if recognized, would reduce income tax expense by $1 million in 2021 and 2020.
TEP recorded no interest expense in 2021 and 2020 related to uncertain tax positions. In addition, TEP had no interest payable and no penalties accrued as of December 31, 2021 and 2020.
TEP has been audited by the IRS through tax year 2010. TEP's 2011 to 2020 tax years are open for audit by federal and state tax agencies.
TEP had previously filed an application with the IRS for a change in accounting method on uncertain tax positions. On February 2, 2021, TEP received approval of this application from the IRS which resulted in a $18 million decrease in uncertain tax position obligations on a prospective basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
TAX SHARING AGREEMENT
Under the terms of the tax sharing agreement with UNS Energy, TEP made net payments of $7 million in 2021 and received net refunds of $10 million in 2020 and $14 million in 2019 related to Federal income tax returns.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of December 31, 2021.
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
Management assessed the effectiveness of TEP’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations Internal Control – Integrated Framework.
Based on management’s assessment using those criteria, management has concluded that, as of December 31, 2021, TEP’s internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting
There has been no change in TEP’s internal control over financial reporting during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

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
Fees
The Audit and Risk Committee has considered whether the provision of services to TEP by Deloitte & Touche LLP, PCAOB ID No. 34 (Deloitte), beyond those rendered in connection with their audit and review of TEP’s financial statements, is compatible with maintaining their independence as auditor.
The following table details principal accountant fees paid to Deloitte for professional services:

(in thousands)	2021	2020
Audit Fees (1)	$1,126	$1,027
Audit-Related Fees (2)	—	45
Total	$1,126	$1,072
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
(2)Audit-Related Fees are fees billed, or expected to be billed, by Deloitte for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not included in Audit Fees reported above. The fees are for additional procedures for nonrecurring material transactions in 2020.
All services performed by our principal accountant are approved in advance by the Audit and Risk Committee in accordance with the Audit and Risk Committee’s pre-approval policy for services provided by the Independent Registered Public Accounting Firm.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	(1)	Consolidated Financial Statements as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021:

		Report of Independent Registered Public Accounting Firm	38
		Consolidated Statements of Income	40
		Consolidated Statements of Cash Flows	41
		Consolidated Balance Sheets	42
		Consolidated Statement of Changes in Stockholder’s Equity	44
		Notes to Consolidated Financial Statements	45

	(2)	Financial Statement Schedule
		All schedules have been omitted because they are either not applicable, not required, or the information required to be set forth therein is included on the Consolidated Financial Statements or notes thereto.

	(3)	Exhibits
		Reference is made to the Exhibit Index commencing on page 86.

ITEM 16. FORM 10-K SUMMARY
Not Applicable.

Exhibit Index
Exhibit No.	Description
*3(a)	Restated Articles of Incorporation of TEP, filed with the ACC on August 11, 1994, as amended by Amendment to Article Fourth of our Restated Articles of Incorporation, filed with the ACC on May 17, 1996. (Form 10-K for the year ended December 31, 1996, File No. 1-05924 - Exhibit No 3(a)).

*3(a)(1)	TEP Articles of Amendment filed with the ACC on September 3, 2009 (Form 10-K for the year ended December 31, 2010, File No. 1-05924 - Exhibit 3(a)).

*3(b)	Bylaws of TEP, as amended as of August 12, 2015 (Form 10-Q for the quarter ended September 30, 2015, File No. 1-05924 - Exhibit 3).

*3(c)	Amendment to Articles of Incorporation of UNS Energy Corporation, creating series of Limited Voting Junior Preferred Stock (Form 8-K dated August 12, 2015, File No. 1-05924 - Exhibit 3.2).

*4(a)(1)	Indenture of Trust, dated as of March 1, 2012, between The Industrial Development Authority of the County of Apache and U.S. Bank Trust National Association, authorizing Pollution Control Revenue Bonds, 2012 Series A (Tucson Electric Power Company Project). (Form 8-K dated March 21, 2012, File No. 1-05924 - Exhibit 4(a)).

*4(a)(2)	Loan Agreement, dated as of March 1, 2012, between The Industrial Development Authority of the County of Apache and TEP, relating to Pollution Control Revenue Bonds, 2012 Series A (Tucson Electric Power Company Project). (Form 8-K dated March 21, 2012, File No. 1-05924 - Exhibit 4(b)).

*4(b)(1)	Indenture of Trust, dated as of June 1, 2012, between The Industrial Development Authority of the County of Pima and U.S. Bank Trust National Association, authorizing Industrial Development Revenue Bonds, 2012 Series A (Tucson Electric Power Company Project). (Form 8-K dated June 21, 2012, File No. 1-05924 - Exhibit 4(a)).

*4(b)(2)	Loan Agreement, dated as of June 1, 2012, between The Industrial Development Authority of the County of Pima and TEP, relating to Industrial Development Revenue Bonds, 2012 Series A (Tucson Electric Power Company Project). (Form 8-K dated June 21, 2012, File No. 1-05924 - Exhibit 4(b)).

*4(c)(1)	Indenture of Trust, dated as of March 1, 2013, between The Industrial Development Authority of the County of Pima and U.S. Bank Trust National Association, authorizing Industrial Development Revenue Bonds, 2013 Series A (Tucson Electric Power Company Project). (Form 8-K dated March 14, 2013, File No. 1-05924 - Exhibit 4(a)).

*4(c)(2)	Loan Agreement, dated as of March 1, 2013, between The Industrial Development Authority of the County of Pima and TEP, relating to Industrial Development Revenue Bonds, 2013 Series A (Tucson Electric Power Company Project). (Form 8-K dated March 14, 2013, File No. 1-05924 - Exhibit 4(b)).

*4(d)(1)	Indenture, dated November 1, 2011, between Tucson Electric Power Company and U.S. Bank National Association, as trustee, authorizing unsecured Notes (Form 8-K dated November 8, 2011, File 1-05924 - Exhibit 4.1).

*4(d)(2)	Officers Certificate, dated September 14, 2012, authorizing 3.85% Notes due 2023 (Form 8-K dated September 14, 2012, File No. 1-05924 - Exhibit 4.1).

*4(d)(3)	Officer's Certificate, dated March 10, 2014, authorizing 5.00% Senior Notes due 2044 (Form 8-K dated March 10, 2014, File No. 1-05924 - Exhibit 4.1).

*4(d)(4)	Officer's Certificate, dated February 27, 2015, authorizing 3.05% Senior Notes due 2025 (Form 8-K dated February 27, 2015, File No. 1-05924 - Exhibit 4(a)).

*4(d)(5)	Officer's Certificate, dated November 29, 2018, authorizing 4.85% Senior Notes due 2048 (Form 10-K for the year ended December 31, 2018, File No. 1-05924 - Exhibit 4(g)(6)).

*4(d)(6)	Officer's Certificate, dated April 9, 2020, authorizing 4.00% Senior Notes due 2050 (Form 8-K dated April 9, 2020, File No. 1-05924 - Exhibit 4.1).

*4(d)(7)	Officer's Certificate, dated August 10, 2020, authorizing 1.50% Senior Notes due 2030 (Form 8-K dated August 10, 2020, File No. 1-05924 - Exhibit 4.1).

*4(d)(8)	Officer's Certificate, dated May 11, 2021, authorizing 3.25% Senior Notes due 2051 (Form 8-K dated May 11, 2021, File No. 1-05924 - Exhibit 4.1).

*4(e)(1)	Credit Agreement, dated as of October 15, 2021, among Tucson Electric Power Company, MUFG Union Bank, N.A. as Administrative Agent, and a group of lenders (Form 8-K dated October 15, 2021, File No. 1-05924 - Exhibit 4.1).

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act, by Susan M. Gray.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act, by Frank P. Marino.

**32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.

*	Previously filed as indicated and incorporated herein by reference.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	February 10, 2022	/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President, Chief Financial Officer, and Director
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 10, 2022		*
Susan M. Gray
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date:	February 10, 2022		/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President, Chief Financial Officer, and Director
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 10, 2022		*
Todd C. Hixon
Director

		*By:	/s/ Frank P. Marino
Frank P. Marino
Attorney-in-fact