Form 10-K/A
period 2021-12-31
TUCSON ELECTRIC POWER CO
filed 2022-05-20
CIK 100122

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
Explanatory Note
Tucson Electric Power (TEP) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (Original Filing) with the U.S. Securities and Exchange Commission (SEC) on February 11, 2022. TEP is filing this Amendment No. 1 (Amendment) to the Original Filing solely for the purpose of filing revised versions of Exhibits 31(a), 31(b), and 32 submitted with the Original Filing (Exhibits). In the Original Filing, each of the Exhibits makes reference to the "quarterly report on Form 10-Q for the quarter ended December 31, 2021" rather than the "annual report on Form 10-K for the year ended December 31, 2021." The Exhibits have been modified in this Amendment solely to revise the references to the “annual report on Form 10-K for the year ended December 31, 2021” in each case and to reflect the date of filing of this Amendment. TEP has included in this Amendment a complete copy of the Original Filing, as amended per the above, and as modified to update the Exhibit Index included in Item 15 to indicate that Exhibit 23 and Exhibit 24 were filed with the Original Filing and are not being refiled as part of this Amendment.
No attempt has been made in this Amendment to amend, modify, or update any financial information or other disclosure presented in the Original Filing, nor does this Amendment reflect events occurring after the filing of the Original Filing or amend, modify, or update those disclosures, including the exhibits to the Original Filing and the Exhibit Index included in Item 15, except as described in the immediately preceding paragraph. Information described herein reflects the disclosures made at the time of the Original Filing on February 11, 2022. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

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

ITEM 16. FORM 10-K SUMMARY
Not Applicable.

Exhibit Index
Exhibit No.	Description
*3(a)	Restated Articles of Incorporation of TEP, filed with the ACC on August 11, 1994, as amended by Amendment to Article Fourth of our Restated Articles of Incorporation, filed with the ACC on May 17, 1996. (Form 10-K for the year ended December 31, 1996, File No. 1-05924 - Exhibit No 3(a)).

*3(a)(1)	TEP Articles of Amendment filed with the ACC on September 3, 2009 (Form 10-K for the year ended December 31, 2010, File No. 1-05924 - Exhibit 3(a)).

*3(b)	Bylaws of TEP, as amended as of August 12, 2015 (Form 10-Q for the quarter ended September 30, 2015, File No. 1-05924 - Exhibit 3).

*3(c)	Amendment to Articles of Incorporation of UNS Energy Corporation, creating series of Limited Voting Junior Preferred Stock (Form 8-K dated August 12, 2015, File No. 1-05924 - Exhibit 3.2).

*4(a)(1)	Indenture of Trust, dated as of March 1, 2012, between The Industrial Development Authority of the County of Apache and U.S. Bank Trust National Association, authorizing Pollution Control Revenue Bonds, 2012 Series A (Tucson Electric Power Company Project). (Form 8-K dated March 21, 2012, File No. 1-05924 - Exhibit 4(a)).

*4(a)(2)	Loan Agreement, dated as of March 1, 2012, between The Industrial Development Authority of the County of Apache and TEP, relating to Pollution Control Revenue Bonds, 2012 Series A (Tucson Electric Power Company Project). (Form 8-K dated March 21, 2012, File No. 1-05924 - Exhibit 4(b)).

*4(b)(1)	Indenture of Trust, dated as of June 1, 2012, between The Industrial Development Authority of the County of Pima and U.S. Bank Trust National Association, authorizing Industrial Development Revenue Bonds, 2012 Series A (Tucson Electric Power Company Project). (Form 8-K dated June 21, 2012, File No. 1-05924 - Exhibit 4(a)).

*4(b)(2)	Loan Agreement, dated as of June 1, 2012, between The Industrial Development Authority of the County of Pima and TEP, relating to Industrial Development Revenue Bonds, 2012 Series A (Tucson Electric Power Company Project). (Form 8-K dated June 21, 2012, File No. 1-05924 - Exhibit 4(b)).

*4(c)(1)	Indenture of Trust, dated as of March 1, 2013, between The Industrial Development Authority of the County of Pima and U.S. Bank Trust National Association, authorizing Industrial Development Revenue Bonds, 2013 Series A (Tucson Electric Power Company Project). (Form 8-K dated March 14, 2013, File No. 1-05924 - Exhibit 4(a)).

*4(c)(2)	Loan Agreement, dated as of March 1, 2013, between The Industrial Development Authority of the County of Pima and TEP, relating to Industrial Development Revenue Bonds, 2013 Series A (Tucson Electric Power Company Project). (Form 8-K dated March 14, 2013, File No. 1-05924 - Exhibit 4(b)).

*4(d)(1)	Indenture, dated November 1, 2011, between Tucson Electric Power Company and U.S. Bank National Association, as trustee, authorizing unsecured Notes (Form 8-K dated November 8, 2011, File 1-05924 - Exhibit 4.1).

*4(d)(2)	Officers Certificate, dated September 14, 2012, authorizing 3.85% Notes due 2023 (Form 8-K dated September 14, 2012, File No. 1-05924 - Exhibit 4.1).

*4(d)(3)	Officer's Certificate, dated March 10, 2014, authorizing 5.00% Senior Notes due 2044 (Form 8-K dated March 10, 2014, File No. 1-05924 - Exhibit 4.1).

*4(d)(4)	Officer's Certificate, dated February 27, 2015, authorizing 3.05% Senior Notes due 2025 (Form 8-K dated February 27, 2015, File No. 1-05924 - Exhibit 4(a)).

*4(d)(5)	Officer's Certificate, dated November 29, 2018, authorizing 4.85% Senior Notes due 2048 (Form 10-K for the year ended December 31, 2018, File No. 1-05924 - Exhibit 4(g)(6)).

*4(d)(6)	Officer's Certificate, dated April 9, 2020, authorizing 4.00% Senior Notes due 2050 (Form 8-K dated April 9, 2020, File No. 1-05924 - Exhibit 4.1).

*4(d)(7)	Officer's Certificate, dated August 10, 2020, authorizing 1.50% Senior Notes due 2030 (Form 8-K dated August 10, 2020, File No. 1-05924 - Exhibit 4.1).

*4(d)(8)	Officer's Certificate, dated May 11, 2021, authorizing 3.25% Senior Notes due 2051 (Form 8-K dated May 11, 2021, File No. 1-05924 - Exhibit 4.1).

*4(e)(1)	Credit Agreement, dated as of October 15, 2021, among Tucson Electric Power Company, MUFG Union Bank, N.A. as Administrative Agent, and a group of lenders (Form 8-K dated October 15, 2021, File No. 1-05924 - Exhibit 4.1).

**23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

**24	Power of Attorney.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act, by Susan M. Gray.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act, by Frank P. Marino.

***32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from the Company's Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.

*	Previously filed as indicated and incorporated herein by reference.
**	Previously filed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
***	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	May 20, 2022	/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President, Chief Financial Officer, and Director
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 20, 2022		*
Susan M. Gray
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date:	May 20, 2022		/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President, Chief Financial Officer, and Director
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 20, 2022		*
Todd C. Hixon
Director

		*By:	/s/ Frank P. Marino
Frank P. Marino
Attorney-in-fact