Form 10-Q
period 2022-06-30
TUCSON ELECTRIC POWER CO
filed 2022-07-28
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of July 27, 2022.

DEFINITIONS
The abbreviations and acronyms used in this Form 10-Q are defined below:
INDUSTRY ACRONYMS AND CERTAIN DEFINITIONS

2019 FERC Rate Order	In 2019, the FERC issued an order approving TEP's proposed OATT revisions effective August 1, 2019
2020 IRP	TEP's 2020 Integrated Resource Plan which calls for TEP to reduce its carbon emissions by 80% and to supply more than 70% of its energy to retail customers from renewable resources by 2035
2021 Credit Agreement	The 2021 Credit Agreement provides for $250 million of revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively, and a maturity date of October 2026
2022 Rate Case	In June 2022, TEP filed a general rate case with the ACC based on a test year ended December 31, 2021
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
COVID-19	Coronavirus Disease 2019
DG	Distributed Generation
DSM	Demand Side Management
ECA	Environmental Compliance Adjustor
EE Standards	Energy Efficiency Standards
EIM	Energy Imbalance Market
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
IRS	Internal Revenue Service
LFCR	Lost Fixed Cost Recovery
LOC	Letter(s) of Credit
OATT	Open Access Transmission Tariff
Phase 2
In 2020, the ACC issued a rate order for new rates and established a second phase of TEP’s rate case to address the impact on certain communities due to the closures of fossil-based generation facilities

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
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2021 Annual Report on Form 10-K/A; Part II, Item 1A. Risk Factors of this Form 10-Q; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; and other parts of this report. These factors include: voter initiatives and state and federal regulatory and legislative decisions and actions, including changes in tax and energy policies and the adoption of new regulations regarding electric service disconnections; any change in the structure of utility service in Arizona resulting from the ACC or state legislature's examination of the state's energy policies; and/or changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; the outcome of Phase 2; the outcome of the general rate case filed with the ACC in June 2022; unfavorable rulings, penalties, or findings by the FERC; regional economic and market conditions that could affect customer growth and electricity usage; changes in electricity consumption by retail customers; risks related to climate change, including shifts in weather seasonality and extreme weather events affecting electricity usage of our customers and the performance of our operations; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the expected demand plus reserve margin requirements; the cost of debt and equity capital and access to capital markets and bank markets, which may affect our ability to raise additional capital and use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and a changing interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and related contribution requirements and expenses; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense, including inflationary effects; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting estimates; the ongoing impact of mandated energy efficiency and DG initiatives; changes to long-term contracts; the cost of fuel and power supplies; fluctuations or increases in commodity prices; the ability to obtain coal from our suppliers; cyber-attacks, data breaches, or other cyberspace attacks to our information security and our operations and technology infrastructure, including attacks that may rise from heightened geopolitical instability; the performance of generation facilities, including renewable generation resources; the extent of the impact of the COVID-19 pandemic on our business and operations, and the economic and societal disruptions resulting from the COVID-19 pandemic and government actions taken in response thereto; and the implementation of our 2020 IRP.

v

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues	$439,527	$392,661	$776,253	$728,204

Operating Expenses
Fuel	105,809	80,497	188,773	171,655
Purchased Power	53,487	50,442	84,031	81,819
Transmission and Other PPFAC Recoverable Costs	20,911	15,660	37,746	29,561
Decrease to Reflect PPFAC Recovery Treatment	(2,365)	(7,968)	(14,246)	(24,960)
Total Fuel and Purchased Power	177,842	138,631	296,304	258,075
Operations and Maintenance	101,337	94,906	198,570	206,094
Depreciation	54,450	49,698	108,048	97,456
Amortization	9,939	10,540	19,857	21,171
Taxes Other Than Income Taxes	15,266	15,237	31,965	30,794
Total Operating Expenses	358,834	309,012	654,744	613,590

Operating Income	80,693	83,649	121,509	114,614

Other Income (Expense)
Interest Expense	(21,144)	(23,134)	(42,634)	(44,196)
Allowance For Borrowed Funds	803	1,899	1,413	4,601
Allowance For Equity Funds	2,370	5,008	4,041	12,102
Unrealized Gains (Losses) on Investments	(3,937)	1,691	(6,721)	3,555
Other, Net	3,436	2,762	6,422	5,570
Total Other Income (Expense)	(18,472)	(11,774)	(37,479)	(18,368)

Income Before Income Tax Expense	62,221	71,875	84,030	96,246
Income Tax Expense	7,247	8,125	9,636	9,952
Net Income	$54,974	$63,750	$74,394	$86,294
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net Income	$74,394	$86,294
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	108,048	97,456
Amortization Expense	19,857	21,171
Amortization of Debt Issuance Costs	1,480	1,405
Use of Renewable Energy Credits for Compliance	23,237	24,209
Deferred Income Taxes	8,219	9,713
Pension and Other Postretirement Benefits Expense	5,824	7,671
Pension and Other Postretirement Benefits Funding	(6,027)	(6,190)
Allowance for Equity Funds Used During Construction	(4,041)	(12,102)
Changes in Current Assets and Current Liabilities:
Accounts Receivable	(63,817)	(46,307)
Materials, Supplies, and Fuel Inventory	11,183	(14,439)
Regulatory Assets	(33,048)	(29,294)
Other Current Assets	236	(17,093)
Accounts Payable and Accrued Charges	85,946	41,625
Income Taxes Receivable	(51)	(353)
Regulatory Liabilities	1,066	(10,352)
Other, Net	26,564	14,942
Net Cash Flows—Operating Activities	259,070	168,356
Cash Flows from Investing Activities
Capital Expenditures	(211,663)	(239,970)
Purchase Intangibles, Renewable Energy Credits	(33,892)	(27,810)
Contributions in Aid of Construction	4,804	3,262
Net Cash Flows—Investing Activities	(240,751)	(264,518)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	5,000	35,000
Repayments of Borrowings, Revolving Credit Facility	(20,000)	(35,000)
Proceeds from Issuance, Long-Term Debt—Net of Discount	323,804	322,231
Repayments of Long-Term Debt	(193,465)	—
Payment of Debt Issuance Costs	(2,931)	(3,085)
Contribution from Parent	—	50,000
Other	3,764	757
Net Cash Flows—Financing Activities	116,172	369,903
Net Increase in Cash, Cash Equivalents, and Restricted Cash	134,491	273,741
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	33,489	82,003
Cash, Cash Equivalents, and Restricted Cash, End of Period	$167,980	$355,744
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	June 30, 2022	December 31, 2021
ASSETS
Utility Plant
Plant in Service	$7,705,774	$7,797,935
Construction Work in Progress	195,799	320,931
Total Utility Plant	7,901,573	8,118,866
Accumulated Depreciation and Amortization	(2,567,492)	(2,786,839)
Total Utility Plant, Net	5,334,081	5,332,027

Investments and Other Property	72,100	81,958

Current Assets
Cash and Cash Equivalents	145,878	9,970
Accounts Receivable (Net of Allowance for Credit Losses of $8,227 and $10,044)	256,713	192,579
Fuel Inventory	20,779	26,971
Materials and Supplies	139,037	141,677
Regulatory Assets	141,147	116,442
Derivative Instruments	48,548	19,406
Other	18,850	24,229
Total Current Assets	770,952	531,274
Regulatory and Other Assets
Regulatory Assets	272,534	267,669
Derivative Instruments	80,742	14,392
Other	109,567	94,420
Total Regulatory and Other Assets	462,843	376,481
Total Assets	$6,639,976	$6,321,740
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	June 30, 2022	December 31, 2021
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of June 30, 2022 and December 31, 2021)	$1,696,539	$1,696,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	925,336	850,942
Accumulated Other Comprehensive Loss	(9,521)	(9,915)
Total Common Stock Equity	2,605,997	2,531,209
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of June 30, 2022 and December 31, 2021)	—	—
Long-Term Debt, Net	2,113,901	2,134,534
Total Capitalization	4,719,898	4,665,743
Current Liabilities
Current Maturities of Long-Term Debt, Net	150,000	—
Borrowings Under Credit Agreement	—	15,000
Accounts Payable	166,959	139,329
Accrued Taxes Other than Income Taxes	60,192	53,534
Accrued Employee Expenses	33,022	36,217
Accrued Interest	14,837	16,265
Regulatory Liabilities	141,430	111,356
Customer Deposits	13,909	12,791
Derivative Instruments	2,054	15,854
Other	71,017	25,358
Total Current Liabilities	653,420	425,704
Regulatory and Other Liabilities
Deferred Income Taxes, Net	559,013	548,750
Regulatory Liabilities	390,849	352,226
Pension and Other Postretirement Benefits	116,569	120,020
Derivative Instruments	557	3,848
Other	199,670	205,449
Total Regulatory and Other Liabilities	1,266,658	1,230,293

Commitments and Contingencies

Total Capitalization and Other Liabilities	$6,639,976	$6,321,740
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Three Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of March 31, 2021	$1,646,539	$(6,357)	$734,741	$(10,723)	$2,364,200
Net Income			63,750		63,750
Other Comprehensive Income, Net of Tax				219	219
Contribution from Parent	50,000				50,000
Balances as of June 30, 2021	$1,696,539	$(6,357)	$798,491	$(10,504)	$2,478,169

Balances as of March 31, 2022	$1,696,539	$(6,357)	$870,362	$(9,718)	$2,550,826
Net Income			54,974		54,974
Other Comprehensive Income, Net of Tax				197	197
Balances as of June 30, 2022	$1,696,539	$(6,357)	$925,336	$(9,521)	$2,605,997

	Six Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2020	$1,646,539	$(6,357)	$712,197	$(10,942)	$2,341,437
Net Income			86,294		86,294
Other Comprehensive Income, Net of Tax				438	438
Contribution from Parent	50,000				50,000
Balances as of June 30, 2021	$1,696,539	$(6,357)	$798,491	$(10,504)	$2,478,169

Balances as of December 31, 2021	$1,696,539	$(6,357)	$850,942	$(9,915)	$2,531,209
Net Income			74,394		74,394
Other Comprehensive Income, Net of Tax				394	394
Balances as of June 30, 2022	$1,696,539	$(6,357)	$925,336	$(9,521)	$2,605,997
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND FINANCIAL STATEMENT PRESENTATION
TEP is a regulated utility that generates, transmits, and distributes electricity to approximately 442,000 retail customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis.
BASIS OF PRESENTATION
TEP's Condensed Consolidated Financial Statements and disclosures are presented in accordance with GAAP, including specific accounting guidance for regulated operations and the SEC's interim reporting requirements.
The Condensed Consolidated Financial Statements include the accounts of TEP and its subsidiaries. In the consolidation process, accounts of TEP and subsidiaries are combined and intercompany balances and transactions are eliminated. TEP jointly owns several generation and transmission facilities with both affiliated and non-affiliated entities. TEP records its proportionate share of: (i) jointly-owned facilities in Utility Plant on the Condensed Consolidated Balance Sheets; and (ii) operating costs associated with these facilities in the Condensed Consolidated Statements of Income. These Condensed Consolidated Financial Statements exclude some information and footnotes required by GAAP and the SEC for annual financial statement reporting and should be read in conjunction with the Consolidated Financial Statements and footnotes in TEP's 2021 Annual Report on Form 10-K/A.
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
As of June 30, 2022, the carrying amounts of assets and liabilities on the balance sheet that relate to variable interests under long-term PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as TEP would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Cash
Restricted cash includes cash balances restricted with respect to withdrawal or usage based on contractual or regulatory considerations. The following table presents the line items and amounts of cash, cash equivalents, and restricted cash reported on the balance sheet and reconciles their sum to the cash flow statement:

	June 30,
(in millions)	2022	2021
Cash and Cash Equivalents	$146	$336
Restricted Cash included in:
Investments and Other Property	19	18
Current Assets—Other	3	2
Total Cash, Cash Equivalents, and Restricted Cash	$168	$356
Restricted cash represents cash contractually required to be set aside to pay TEP's share of mine reclamation costs at San Juan.
Income Tax Expense
TEP realized PTC benefits of $6 million and $8 million in Income Tax Expense on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022, respectively, and $4 million and $6 million for the three and six months ended June 30, 2021, respectively, as a result of Oso Grande being placed in service in May 2021.
Asset Retirement Obligations
The following table reconciles the beginning and ending aggregate carrying amounts of Asset Retirement Obligation (ARO) accruals included in Other on the Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2022	December 31, 2021
Beginning of Period	$139	$96
Liabilities Incurred (1)	1	14
Liabilities Settled (2)	(1)	(2)
Regulatory Deferral	2	4
Revisions to the Present Value of Estimated Cash Flows (3)	(16)	27
End of Period	$125	$139
(1)In 2021, TEP incurred an ARO for Oso Grande. In 2022, TEP incurred an ARO for new photovoltaic generation placed in service.
(2)Primarily related to the retirement of Navajo.
(3)Primarily related to revised decommissioning estimates for San Juan.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RATE CASE MATTERS
2022 Rate Case
In June 2022, TEP filed a general rate case with the ACC based on a test year ended December 31, 2021.
TEP's key 2022 Rate Case proposals are described below:
•a $136 million net increase in retail revenues comprised of the following components:
◦a non-fuel retail revenue increase of $159 million over test year non-fuel retail revenues;
◦a $66 million increase in fuel-related retail revenues, offset by a $71 million reduction in PPFAC revenues; and
◦changes in certain adjustor mechanisms, including DSM, ECA, and RES, that result in an $18 million reduction in revenues collected from customers.
•a 7.31% return on original cost rate base of $3.6 billion, which includes a cost of equity of 10.25% and an average cost of debt of 3.82%; and
•a new Resource Transition Mechanism adjustor that is designed to provide more timely recovery of TEP's clean energy investments and replace the ECA.
TEP requested new rates to be implemented by September 1, 2023. TEP cannot predict the timing or outcome of this proceeding.
2020 ACC Phase 2 Proceedings
In 2020, the ACC issued a rate order for new rates and established a second phase of TEP’s rate case to address the impact on certain communities due to the closures of fossil-based generation facilities (Phase 2). In 2021, the ACC staff opened a generic docket related to this matter and will consider additional evidence or recommendations in Phase 2. In January 2022, the ACC issued an order delaying Phase 2 until after the completion of the generic docket. TEP cannot predict the timing or outcome of these proceedings.
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
Increased rates charged under the 2019 FERC Rate Order were subject to refund and deferred as a regulatory liability. Amounts deferred as a regulatory liability in excess of the rates approved in the settlement agreement are being returned to customers. TEP had $10 million as of June 30, 2022, and $15 million as of December 31, 2021, of wholesale revenues reserved in Current Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets.
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
Purchased Power and Fuel Adjustment Clause
TEP's PPFAC rate is typically adjusted annually on April 1st and goes into effect for the subsequent 12-month period unless the schedule is modified by the ACC. The PPFAC rate includes: (i) a forward component which is calculated by taking the difference between forecasted fuel and purchased power costs and the amount of those costs established in Retail Rates; and (ii) a true-up component that allows for reconciliation of differences between actual costs and those recovered in the preceding period. In April 2022, the ACC approved a rate adjustment for the PPFAC that sets the true-up component of the PPFAC rate to recover the existing uncollected true-up balance over 18 months. The ACC also set the forward-looking component of the PPFAC rate to zero, which may result in future under-collection of PPFAC costs.
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Beginning of Period	$102	$40	$91	$23
Deferred Fuel and Purchased Power Costs (1)	88	83	153	150
PPFAC and Base Power Recoveries (2)	(87)	(76)	(141)	(126)
End of Period	$103	$47	$103	$47
(1)Includes costs eligible for recovery through the PPFAC and base power rates.
(2)In March 2021, the ACC approved a PPFAC surcharge as part of TEP's annual rate adjustment request, which went into effect on June 1, 2021. The 2022 PPFAC rate adjustment became effective on April 29, 2022.
Tax Expense Adjustor Mechanism
The TEAM allows for the timely recovery of future significant income tax changes and provides the Company the ability to pass through as a kWh surcharge: (i) the change in excess deferred income taxes compared to the test year; and (ii) the income tax effects of tax legislation that materially impacts TEP's 2018 test year revenue requirements.
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
In 2021, the ACC approved TEP's 2021 RES implementation plan for the years 2021 and 2022 with a budget of $66 million. The approved amounts fund: (i) above market cost of renewable power purchases; (ii) previously awarded incentives for customer-installed DG; and (iii) various other program costs. Additionally, the ACC directed TEP to collaborate with the ACC to develop and file a proposal by July 1, 2022, to phase out the RES tariff. In June 2022, TEP filed a request with the ACC for approval of an extension of the 2021 RES implementation plan through the completion of the 2022 Rate Case. The rate case includes a proposal to transition away from the current RES surcharge and to recover the costs in base rates.

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
In 2019, the ACC approved TEP’s 2018 energy efficiency implementation plan with a budget of $23 million, which is collected through the DSM surcharge, and approved a waiver of the 2018 EE Standards. The 2018 plan has been effective from 2018 through the present and will remain in effect until another plan is approved. In 2021, TEP filed its 2022 energy efficiency implementation plan with a budget of $23 million. In March 2022, TEP filed an application with the ACC requesting the 2022 energy efficiency implementation plan be considered as its 2023 energy efficiency implementation plan. In June 2022, TEP filed a supplement to the 2022 energy efficiency implementation plan with the ACC to include a new pilot plan, which increases the budget of the plan to $24 million. TEP cannot predict the outcome of these proceedings. The 2022 Rate Case includes a proposal to transition away from the current DSM surcharge and to recover the costs in base rates.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded on the Condensed Consolidated Balance Sheets are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	June 30, 2022	December 31, 2021
Regulatory Assets
Pension and Other Postretirement Benefits	Various	$126	$128
Under Recovered Purchased Energy Costs	2	103	91
Early Generation Retirement Costs (1)	Various	73	38
Lost Fixed Cost Recovery	1	31	37
Property Tax Deferrals (2)	1	28	27
Final Mine Reclamation and Retiree Healthcare Costs (3)	7	18	17
Income Taxes Recoverable through Future Rates (4)	Various	13	17
Unamortized Loss on Reacquired Debt	Various	6	5
Springerville Unit 1 Leasehold Improvements (5)	2	3	4
Derivatives (Note 9)	8	—	8
Other Regulatory Assets	Various	13	12
Total Regulatory Assets		414	384
Less Current Portion	1	141	116
Total Non-Current Regulatory Assets		$273	$268

Regulatory Liabilities
Income Taxes Payable through Future Rates (4)	Various	$259	$268
Derivatives (Note 9)	8	118	19
Renewable Energy Standard	Various	67	66
Net Cost of Removal (6)	Various	48	73
Demand Side Management	1	15	12
Transmission Cost Adjustor	1	11	9
Transmission Revenue Subject to Refund—FERC	1	10	15
Other Regulatory Liabilities	Various	4	1
Total Regulatory Liabilities		532	463
Less Current Portion	1	141	111
Total Non-Current Regulatory Liabilities		$391	$352
(1)Increase in Early Generation Retirement Costs is primarily due to San Juan Unit 1 being retired in June 2022.
(2)Recorded as a regulatory asset based on historical ratemaking treatment allowing regulated utilities recovery of property taxes on a pay-as-you-go or cash basis. TEP records a liability to reflect the accrual for financial reporting purposes and an offsetting regulatory asset to reflect recovery for regulatory purposes.
(3)Represents costs associated with TEP’s jointly-owned facilities at San Juan and Four Corners. TEP recognizes these costs at future value and is permitted to fully recover these costs on a pay-as-you-go basis through the PPFAC mechanism. Final mine reclamation costs are expected to be funded by TEP through 2028. San Juan Unit 1 was retired June 2022.
(4)Amortized over five years, 10 years, or the lives of the assets.
(5)Represents investments TEP made, which were previously recorded in Plant in Service on the Condensed Consolidated Balance Sheets, to ensure that the facilities continued to provide safe, reliable service to TEP's customers. TEP received ACC authorization to recover leasehold improvement costs at Springerville Unit 1 over a 10-year period.
(6)Represents an estimate of the future cost of retirement, net of salvage value. These are amounts collected through revenue for transmission, distribution, generation, and general and intangible plant which are not yet expended. The decrease in Net Cost of Removal is primarily due to San Juan Unit 1 being retired June 2022.

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
PLANT IN SERVICE
On June 30, 2022, San Juan Unit 1 was retired by Public Service Company of New Mexico (PNM), the operator of San Juan. Contemporaneously, TEP's obligations ceased with respect to: (i) costs related to San Juan Unit 1 and Common Facilities stemming from continued operations at San Juan; and (ii) purchases under the coal supply agreement between PNM and San Juan Coal Company. Discussions with the remaining joint-participants in San Juan regarding decommissioning of the facilities are ongoing, with decommissioning to be scheduled at a later date. TEP recovers costs related to its ownership interest in San Juan in base rates and expects to collect the remaining net book value of San Juan by the end of 2022. As of June 30, 2022, there was a balance related to San Juan of $36 million in Regulatory and Other Assets—Regulatory Assets and $15 million in Regulatory and Other Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets. TEP requested recovery of unused materials and supplies costs related to San Juan in its 2022 Rate Case.

NOTE 3. REVENUE
DISAGGREGATION OF REVENUES
TEP earns the majority of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Retail	$306	$297	$524	$512
Wholesale (1)	99	47	155	103
Other Services	23	25	47	61
Revenues from Contracts with Customers	428	369	726	676
Alternative Revenues	2	3	13	10
Other	10	21	37	42
Total Operating Revenues	$440	$393	$776	$728
(1)Pursuant to a FERC order, all rates charged under TEP's revised OATT were subject to refund until the 2019 FERC Rate Order proceedings concluded. Wholesale Revenues exclude an estimate of revenues probable of refund. See Note 2 for more information regarding the 2019 FERC Rate Order.

NOTE 4. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable on the Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2022	December 31, 2021
Retail	$97	$78
Retail, Unbilled	65	44
Retail, Allowance for Credit Losses	(8)	(10)
Wholesale (1)	52	47
Due from Affiliates (Note 5)	24	17
Other	27	17
Accounts Receivable	$257	$193
(1)Includes $15 million as of June 30, 2022, and $16 million as of December 31, 2021, of receivables related to revenue from derivative instruments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Beginning of Period	$(9)	$(13)	$(10)	$(13)
Credit Loss Expense	(1)	—	(1)	(1)
Write-offs	2	1	3	2
End of Period (1)	$(8)	$(12)	$(8)	$(12)
(1)In 2021, the ACC adopted permanent rules that annually suspend service disconnections and late fees for electric residential customers who otherwise are eligible for service disconnection during the period from June 1 through October 15.
TEP continuously monitors collection activity and adjusts its allowance for credit losses as needed.
Customer Payment Assistance
In 2022, TEP received funds for customer payment assistance from the Arizona Department of Economic Security (DES) to provide emergency payment assistance to renters. Customer payment assistance is dependent on qualifying customers applying. TEP received $4 million and $11 million in DES payment assistance funds in the three and six months ended June 30, 2022, respectively.

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
The following table presents the components of related party balances included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2022	December 31, 2021
Receivables from Related Parties
UNS Electric	$16	$8
UNS Energy	6	7
UNS Gas	2	2
Total Due from Related Parties	$24	$17

Payables to Related Parties
UNS Energy	$2	$1
UNS Electric	1	—
UNS Gas	—	1
Total Due to Related Parties	$3	$2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the components of related party transactions included in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Goods and Services Provided by TEP to Affiliates
Transmission Revenues, UNS Electric (1)	$1	$3	$3	$6
Wholesale Revenues, UNS Electric (1)	9	4	10	5
Control Area Services, UNS Electric (2)	1	1	2	3
Common Costs, UNS Energy Affiliates (3)	6	5	11	10

Goods and Services Provided by Affiliates to TEP
Wholesale Revenues, UNS Electric (1)	$—	$1	$—	$1
Corporate Services, UNS Energy (4)	2	2	5	4
Corporate Services, UNS Energy Affiliates (5)	1	1	1	2
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
(4)Costs for corporate services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry-accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 85% of UNS Energy's allocated costs. The Corporate Services, UNS Energy line includes legal, audit, and Fortis' management fees. TEP's share of Fortis' management fees was $2 million and $4 million for the three and six months ended June 30, 2022, respectively, and $1 million and $3 million for the three and six months ended June 30, 2021, respectively.
(5)Costs for corporate services (e.g., finance, accounting, tax, legal, and information technology) and other labor services for UNS Energy Affiliates are directly assigned to the benefiting entity at a fully burdened cost when possible.
DIVIDENDS DECLARED AND PAID TO PARENT
On July 25, 2022, TEP declared a $50 million dividend to UNS Energy, to be paid on or before July 31, 2022.

NOTE 6. DEBT AND CREDIT AGREEMENTS
There have been no significant changes to TEP's debt or credit agreements from those reported in its 2021 Annual Report on Form 10-K/A, except as noted below.
DEBT
Issuance and Redemptions
In February 2022, TEP issued and sold $325 million aggregate principal amount of 3.25% senior unsecured notes due May 2032. TEP may redeem the notes prior to February 15, 2032, with a make-whole premium plus accrued interest. On or after February 15, 2032, TEP may redeem the notes at par plus accrued interest. TEP used the net proceeds to redeem debt and for general corporate purposes.
In March 2022, TEP redeemed at par prior to maturity $177 million in aggregate principal amount of fixed rate tax-exempt bonds bearing interest at a rate of 4.50% per annum.
In June 2022, TEP redeemed at par prior to maturity $16 million in aggregate principal amount of fixed rate tax-exempt bonds bearing interest at a rate of 4.50% per annum.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CREDIT AGREEMENT
2021 Credit Agreement
As of June 30, 2022, there was $240 million available under the 2021 Credit Agreement, which reflects no outstanding borrowings and a $10 million LOC issued with fees that accrued at a rate of 1.00% per annum. As of July 1, 2022, fees on the outstanding LOC were adjusted based on key performance indicators and began accruing at a rate of 1.025% per annum.

NOTE 7. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
There have been no significant changes to TEP's long-term commitments from those reported in its 2021 Annual Report on Form 10-K/A.
CONTINGENCIES
Legal Matters
TEP is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. TEP believes such normal and routine litigation will not have a material impact on its operations or consolidated financial results.
Mine Reclamation at Generation Facilities Not Operated by TEP
TEP pays ongoing mine reclamation costs related to coal mines that supply generation facilities in which TEP has an ownership interest but does not operate. Amounts recorded for final mine reclamation are subject to various assumptions, such as estimations of reclamation costs, timing of when final reclamation will occur, and the expected inflation rate. As these assumptions change, TEP prospectively adjusts the expense amounts for final reclamation over the remaining coal supply agreements’ terms. TEP’s PPFAC allows the Company to pass through to retail customers final mine reclamation costs as a component of fuel costs. Therefore, TEP defers these expenses until recovered from customers by increasing the regulatory asset and the reclamation liability over the remaining life of the coal supply agreements and recovers the regulatory asset through the PPFAC as final mine reclamation costs are funded.
TEP is liable for a portion of final mine reclamation costs upon closure of the mines servicing San Juan and Four Corners. An aggregate liability balance related to San Juan and Four Corners final mine reclamation of $40 million as of June 30, 2022 and December 31, 2021, was recorded in Other on the Condensed Consolidated Balance Sheets. TEP’s share of final mine reclamation costs at Four Corners is estimated to be $9 million upon the expected expiration of the Four Corners coal supply agreement in 2031. On June 30, 2022, TEP’s estimated share of final mine reclamation costs at San Juan was $34 million. TEP established a trust to fund its share of estimated final mine reclamation costs at San Juan, which will remain in effect through the completion of final mine reclamation activities currently projected to be 2039. For additional information see Note 1, Restricted Cash and Note 2, Plant in Service.
Performance Guarantees
TEP has joint generation participation agreements with participants at San Juan, Four Corners, and Luna Generating Station, which expire in 2022, 2041, and 2046, respectively. The Navajo participation agreement expired in 2019, but certain performance obligations continue through the decommissioning of the generation facility. The participants in each of the generation facilities, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. Relative to Navajo performance obligations, in the case of a default, the non-defaulting participants would seek financial recovery directly from the defaulting party. With the exception of Four Corners, there is no maximum potential amount of future payments TEP could be required to make under the guarantees. The maximum potential amount of future payments by the non-defaulting parties is $250 million at Four Corners. As of June 30, 2022, there have been no such payment defaults under any of the participation agreements.
Environmental Matters
TEP is subject to federal, state, and local environmental laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Broadway-Pantano Site
The Water Quality Assurance Revolving Fund (WQARF) imposes liability on parties responsible for, in whole or in part, the presence of hazardous substances at a site. Those who released, generated, or disposed of hazardous substances at a contaminated site, or transported to or owned such contaminated site, are among the Potentially Responsible Parties (PRP). PRPs may be strictly liable for clean-up. The ADEQ is administering a remediation plan to delineate and then apportion costs among anticipated adverse parties in the Broadway-Pantano WQARF site, a hazardous waste site in Tucson, Arizona, which includes the Broadway North and South Landfills. These landfills were in operation from 1959 to 1972 and 1953 to 1962, respectively. TEP's Eastloop Substation and a portion of a related transmission line are located on two parcels adjacent to these landfills. In November 2019, the ADEQ notified TEP that it considers TEP to be a PRP with respect to the Broadway-Pantano WQARF site. TEP does not expect this matter to have a material impact on its financial statements; however, the overall investigation and remediation plan have not been finalized.

NOTE 8. EMPLOYEE BENEFIT PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
(in millions)	2022	2021	2022	2021
Service Cost	$5	$5	$2	$1
Non-Service Cost (1)
Interest Cost	4	4	1	1
Expected Return on Plan Assets	(10)	(9)	(1)	(1)
Amortization of Net Loss	2	3	—	—
Net Periodic Benefit Cost	$1	$3	$2	$1

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Service Cost	$10	$10	$3	$3
Non-Service Cost (1)
Interest Cost	8	7	1	1
Expected Return on Plan Assets	(19)	(17)	(1)	(1)
Amortization of Net Loss	4	5	—	—
Net Periodic Benefit Cost	$3	$5	$3	$3
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	June 30, 2022
Assets
Cash Equivalents (1)	$110	$—	$110
Restricted Cash (1)	22	—	22
Energy Derivative Contracts, Regulatory Recovery (2)	—	119	119
Energy Derivative Contracts, No Regulatory Recovery (2)	—	10	10
Total Assets	132	129	261
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(3)	(3)
Total Liabilities	—	(3)	(3)
Total Assets (Liabilities), Net	$132	$126	$258

(in millions)	December 31, 2021
Assets
Restricted Cash (1)	$23	$—	$23
Energy Derivative Contracts, Regulatory Recovery (2)	—	30	30
Energy Derivative Contracts, No Regulatory Recovery (2)	—	4	4
Total Assets	23	34	57
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(20)	(20)
Total Liabilities	—	(20)	(20)
Total Assets (Liabilities), Net	$23	$14	$37
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis on the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted (1)
(in millions)	June 30, 2022
Derivative Assets
Energy Derivative Contracts	$129	$3	$36	$90
Derivative Liabilities
Energy Derivative Contracts	(3)	(3)	—	—

(in millions)	December 31, 2021
Derivative Assets
Energy Derivative Contracts	$34	$14	$—	$20
Derivative Liabilities
Energy Derivative Contracts	(20)	(14)	—	(6)
(1)TEP records cash collateral received related to energy derivative contracts in Current Liabilities—Other on the Condensed Consolidated Balance Sheets. As of July 27, 2022, there was $43 million of cash received as collateral to provide credit enhancement.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Unrealized Net Gain (1)	$18	$17	$107	$13
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Operating Revenues	$2	$—	$10	$1
Derivative Volumes
As of June 30, 2022, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	June 30, 2022	December 31, 2021
Power Contracts GWh	4,536	2,617
Gas Contracts BBtu	105,040	112,316
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
The value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $37 million as of June 30, 2022, compared with $26 million as of December 31, 2021. As of June 30, 2022, TEP had no cash posted as collateral to provide credit enhancement. If the credit risk contingent features were triggered on June 30, 2022, TEP would have been required to post $37 million of collateral. As of June 30, 2022, TEP had $41 million in outstanding net payable balances for settled positions.

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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Net Carrying Value		Fair Value
(in millions)		June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,264	$2,135	$2,042	$2,357

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that resulted in recognition of assets and liabilities but did not result in cash receipts or payments were as follows:

	Six Months Ended June 30,
(in millions)	2022	2021
Accrued Capital Expenditures	$25	$36
Renewable Energy Credits	5	5
Asset Retirement Obligation/Cost Increase (Decrease) (1)	(28)	13
Net Cost of Removal Decrease (2)	(46)	(36)
(1)In 2021, primarily represents a new obligation related to Oso Grande. In 2022, primarily represents the retirement of the San Juan asset retirement cost asset.
(2)Represents an accrual for future cost of retirement net of salvage values that does not impact earnings. In 2021, TEP transferred a portion of the Net Cost of Removal recorded in Regulatory Liabilities to Accumulated Depreciation and Amortization on the Condensed Consolidated Balance Sheets to reflect the impact of revised depreciation rates. In 2022, TEP reclassified a portion of the Net Cost of Removal related to San Juan to the unrecovered book value of the retiring asset.

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
Management’s Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes that appear in Part I, Item 1 of this Form 10-Q. For information on factors that may cause our actual future results to differ from those we currently anticipate, see Forward-Looking Information at the front of this report and Risk Factors in Part 1, Item 1A of our 2021 Annual Report on Form 10-K/A, and in Part II, Item 1A of this Form 10-Q.
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

Performance - The second quarter of 2022 compared with the second quarter of 2021
TEP reported net income of $55 million in the second quarter of 2022 compared with net income of $64 million in the second quarter of 2021. The decrease of $9 million, or 14%, was primarily due to:
•$5 million decrease in the value of investments used to support certain post-employment benefits as a result of unfavorable market conditions;
•$5 million in higher base operations and maintenance expenses primarily due to an increase in generation operations and outside service expenses; partially offset by a decrease in planned outages in 2022;
•$5 million in lower retail revenue primarily due to lower usage as a result of less favorable weather; and
•$3 million in higher depreciation expense primarily due to an increase in asset base.
The decrease was partially offset by:
•$7 million in higher margin from wholesale transactions primarily due to an increase in sales volume; and
•$3 million in higher transmission revenue due to the 2019 FERC Rate Order settlement agreement triggering recognition of revenue previously reserved for refund.
Performance - The first six months of 2022 compared with the first six months of 2021
TEP reported net income of $74 million in the first six months of 2022 compared with net income of $86 million in the first six months of 2021. The decrease of $12 million, or 14%, was primarily due to:
•$10 million decrease in the value of investments used to support certain post-employment benefits as a result of unfavorable market conditions;
•$10 million in lower AFUDC primarily due to a decrease in eligible construction expenditures as a result of Oso Grande being placed in service in May 2021;
•$8 million in higher depreciation expense primarily due to an increase in asset base; and
•$3 million in higher base operation and maintenance expenses primarily due to an increase in generation operations and outside service expenses; partially offset by a decrease in planned outages in 2022.
The decrease was partially offset by:
•$16 million in higher margin from wholesale transactions primarily due to an increase in sales volume; and
•$5 million in higher transmission revenue due to the 2019 FERC Rate Order settlement agreement triggering recognition of revenue previously reserved for refund.

FACTORS AFFECTING RESULTS OF OPERATIONS
Several factors affect our current and future results of operations. The most significant factors are related to regulatory matters, generation resource strategy, and weather patterns.
Regulatory Matters
We are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Part II, Item 7 of our 2021 Annual Report on Form 10-K/A and new regulatory matters occurring in 2022.
2022 Rate Case
In June 2022, we filed a general rate case with the ACC based on a test year ended December 31, 2021.
Our key 2022 Rate Case proposals are described below:
•a $136 million net increase in retail revenues comprised of the following components:

◦a non-fuel retail revenue increase of $159 million over test year non-fuel retail revenues;
◦a $66 million increase in fuel-related retail revenues, offset by a $71 million reduction in PPFAC revenues; and
◦changes in certain adjustor mechanisms, including DSM, ECA, and RES, that result in an $18 million reduction in revenues collected from customers.
•a 7.31% return on original cost rate base of $3.6 billion, which includes a cost of equity of 10.25% and an average cost of debt of 3.82%;
•a capital structure for rate making purposes of approximately 54% common equity and 46% long-term debt; and
•a new Resource Transition Mechanism adjustor that is designed to provide more timely recovery of our clean energy investments and replace the ECA.
We requested new rates to be implemented by September 1, 2023. We cannot predict the timing or outcome of this proceeding.
2020 ACC Phase 2 Proceedings
In 2020, the ACC issued a rate order for new rates and established a second phase of our rate case to address the impact on certain communities due to the closures of fossil-based generation facilities (Phase 2). In 2021, the ACC staff opened a generic docket related to this matter and will consider additional evidence or recommendations in Phase 2. In January 2022, the ACC issued an order delaying Phase 2 until after the completion of the generic docket. We cannot predict the timing or outcome of these proceedings.
Energy Imbalance Market
In 2019, we signed an agreement with the California Independent System Operator indicating our intent to begin participating in the EIM by spring of 2022. The EIM is a real-time energy market intended to find automatically low-cost energy to serve real-time consumer demand across a wide geographic area. Participation in the EIM is voluntary and available to all balancing authorities in the western United States. In order to participate in the EIM, we must demonstrate resource adequacy through a combination of owned or contracted resources. Our participation in the EIM is expected to: (i) reduce the costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources; (ii) allow for more effective integration of renewables; and (iii) enhance reliability through improved system utilization and responsiveness. We entered into the EIM in May 2022.
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
Increased rates charged under the 2019 FERC Rate Order were subject to refund and deferred as a regulatory liability. Amounts deferred as a regulatory liability in excess of the rates approved in the settlement agreement are being returned to customers. We will return the remaining refunds to customers in the third quarter of 2022. We had $10 million as of June 30, 2022, and $15 million as of December 31, 2021, of wholesale revenues reserved in Current Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets.

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
In February 2022, the ACC acknowledged our 2020 IRP, and found it to be reasonable and in the public interest. Our 2020 IRP calls for us to reduce our carbon emissions by 80% and to supply more than 70% of our energy to retail customers from renewable resources by 2035. In April 2022, we issued an All-Source Request for Proposals (ASRFP), which requests new wind and solar generation, energy storage systems and other resources such as energy efficiency resources. As part of the ASRFP, we are seeking bids for all resource types, including:
•up to 250 MW of renewable and energy efficiency resources, including new wind and solar generation systems and new energy efficiency initiatives, including demand response programs that reduce usage during periods of high energy demand; and
•up to 300 MW of “firm capacity” resources that can be called on at any time, including energy storage systems designed to provide at least four hours of continuous energy every day during the summer for us to dispatch as needed.
Our existing coal-fired generation fleet faces a number of uncertainties affecting the viability of continued operations, including changing state and federal law and energy policies, competition from other resources, fuel supply and land lease contract extensions, environmental regulations, and, for jointly-owned facilities, the willingness of other owners to continue their participation. Given this uncertainty, we plan to exit all ownership interests in coal-fired generation facilities over the next decade. On June 30, 2022, San Juan Unit 1 was retired, which decreased coal-fired generating capacity by 170 MW. We will seek regulatory recovery for amounts that would not otherwise be recovered, if any, as a result of these actions. The execution of our 2020 IRP is dependent on obtaining regulatory recovery in future rate proceedings. We filed the 2022 Rate Case with the ACC in June 2022.
Renewable Energy Projects
In 2021 and 2022, additional renewable energy projects were added to our resource portfolio increasing our total renewable nominal generation capacity, including PPAs and owned utility-scale generation, to over 700 MW.
We are planning to provide more than 70% of our power from renewable resources by 2035 as part of our transition to a cleaner energy portfolio. The strategy provides a shift towards renewable generation and further decreases our dependency on coal-fired generation.
Oso Grande
Production Tax Credits
PTCs are per kWh federal tax credits earned for electricity generated using qualified energy resources, which can be claimed for a 10-year period once a qualifying facility is placed in service. In May 2021, Oso Grande, a qualified energy resource, was placed in service. While costs associated with operating the facility are recorded throughout the year, PTCs are recognized through the effective tax rate provision and primarily recognized in the third quarter due to weather patterns and other factors that contribute to seasonal fluctuations in earnings. Oso Grande recorded approximately $6 million and $8 million in PTCs in the three and six months ended June 30, 2022, respectively. The IRS published PTC rate for electricity produced by a qualified facility using wind was $0.025 for 2021 and $0.026 for 2022.
Contractual Provisions
If actual availability of the Oso Grande wind turbines is below a contractually established availability factor, we are entitled to liquidated damages to partially offset operation and maintenance costs incurred. We recorded a reduction in Operations and Maintenance on the Condensed Consolidated Statements of Income of $1 million in the three and six months ended June 30, 2022, related to Oso Grande liquidated damages. Any liquidated damages in excess of operating expenses will reduce Utility

Plant—Plant in Service on the Condensed Consolidated Balance Sheets. The PTCs and liquidated damages will mostly offset the operating expenses of Oso Grande, which is not currently in base rates.
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
In 2019 and 2020, the ACC discussed draft rules related to retail electric competition, but such rules have not been officially proposed. In 2021, a company filed an application with the ACC requesting a certificate of public convenience and necessity that would grant it the authority to provide competitive electric generation service to customers in our service territory. In April 2022, the Governor of Arizona signed legislation that repealed statutes supporting statewide implementation of retail electric competition. The ACC has not yet determined whether to consider the application in light of this legislation.
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
Interest Rates
See Part II, Item 7A in our 2021 Annual Report on Form 10-K/A and Part I, Item 3 of this Form 10-Q for information regarding interest rate risk and its impact on earnings.

RESULTS OF OPERATIONS
Significant drivers of TEP's results of operations that do not have a significant impact on net income include:
•Cost Recovery Mechanisms — TEP records operating revenue related to cost recovery mechanisms that allow for more timely recovery of fuel and purchase power costs and certain operations and maintenance costs between rate case proceedings. These mechanisms, which include PPFAC, RES Tariff, DSM, and TEAM are generally reset annually through separate filings with the ACC. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on cost recovery mechanisms.
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

The following discussion provides the significant items that affected TEP's results of operations in the second quarter and first six months of 2022 compared with the same periods in 2021 presented on a pre-tax basis.
Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2022	2021	Percent	2022	2021	Percent
Operating Revenues
Retail	$306	$297	3.0%	$524	$512	2.3%
Wholesale, Long-Term	25	10	150.0%	42	20	110.0%
Wholesale, Short-Term (1)	63	41	53.7%	109	91	19.8%
Transmission	14	9	55.6%	27	20	35.0%
Springerville Units 3 and 4 Participant Billings	19	20	(5.0)%	39	51	(23.5)%
Other	13	16	(18.8)%	35	34	2.9%
Total Operating Revenues	$440	$393	12.0%	$776	$728	6.6%
(1)Revenues associated with derivatives are primarily returned to retail customers by offsetting the fuel and purchase power costs eligible for recovery through the PPFAC mechanism similar to short-term wholesale sales. As a result, revenues associated with derivatives, other than those specifically associated with long-term contracts, are included in Wholesale, Short-Term in the table above.
TEP reported Operating Revenues of $440 million in the second quarter of 2022 compared with $393 million in the same period for 2021. The increase of $47 million, or 12%, was primarily due to:
•$22 million in higher short-term wholesale sales primarily due to an increase in price;
•$15 million in higher long-term wholesale sales primarily due to an increase in volume;
•$9 million in higher retail revenue primarily due to higher PPFAC cost recoveries as a result of a higher PPFAC rate; partially offset by lower usage due to less favorable weather; and
•$5 million in higher transmission revenue due to the 2019 FERC Rate Order settlement agreement triggering recognition of revenue previously reserved for refund.
TEP reported Operating Revenues of $776 million in the first six months of 2022 compared with $728 million in the same period for 2021. The increase of $48 million, or 7%, was primarily due to:
•$22 million in higher long-term wholesale sales primarily due to an increase in volume;
•$12 million in higher retail revenue primarily due to higher PPFAC cost recoveries as a result of a higher PPFAC rate;
•$9 million in higher short-term wholesale sales primarily due to increase in price; partially offset by a decrease in volume;
•$9 million in higher margin from wholesale transactions; and
•$7 million in higher transmission revenue due to the 2019 FERC Rate Order settlement agreement triggering recognition of revenue previously reserved for refund.
The increase was partially offset by $12 million in lower participant billings related to Springerville Units 3 and 4 planned generation outages in 2021, not recurring in 2022.

The following table provides key statistics impacting Operating Revenues:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(kWh in millions)	2022	2021	Percent	2022	2021	Percent
Electric Sales (kWh) (1)
Retail Sales	2,323	2,340	(0.7)%	4,112	4,108	0.1%
Wholesale, Long-Term (2)	416	174	139.1%	725	311	133.1%
Wholesale, Short-Term	1,101	1,176	(6.4)%	2,204	2,772	(20.5)%
Total Electric Sales	3,840	3,690	4.1%	7,041	7,191	(2.1)%

Average Revenue per kWh (3)
Retail	13.18	12.70	3.8%	12.74	12.47	2.2%
Wholesale, Long-Term	5.94	5.87	1.2%	5.86	6.35	(7.7)%
Wholesale, Short-Term	5.65	3.46	63.3%	4.54	3.26	39.3%

Total Retail Customers (4)				441,573	436,924	1.1%
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
Operating Expenses
Fuel and Purchased Power Expense
TEP reported Fuel and Purchased Power expense of $178 million in the second quarter of 2022 compared with $139 million in the same period for 2021. The increase of $39 million, or 28%, was primarily due to:
•$25 million in higher fuel costs primarily due to an increase in natural gas prices; partially offset by realized gains on natural gas swaps;
•$6 million decrease in PPFAC eligible costs deferred as a regulatory asset for future recovery; and
•$5 million in higher transmission costs due to an increase in transmission purchases.
TEP reported Fuel and Purchased Power expense of $296 million in the first six months of 2022 compared with $258 million in the same period for 2021. The increase of $38 million, or 15%, was primarily due to:
•$17 million in higher fuel costs primarily due to: (i) an increase in natural gas prices; (ii) a decrease in realized gains on natural gas swaps; and (iii) an increase in Coal-Fired Generation volumes; partially offset by a decrease in Gas-Fired Generation volumes;
•$11 million decrease to PPFAC eligible costs deferred as a regulatory asset for future recovery; and
•$8 million in higher transmission costs due to an increase in transmission purchases.

The following table provides key statistics impacting Fuel and Purchased Power:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(kWh in millions)	2022	2021	Percent	2022	2021	Percent
Sources of Energy
Coal-Fired Generation	1,345	972	38.4%	2,646	2,456	7.7%
Gas-Fired Generation	1,482	1,967	(24.7)%	2,804	3,575	(21.6)%
Utility-Owned Renewable Generation (1)	268	338	(20.7)%	477	357	33.6%
Total Generation	3,095	3,277	(5.6)%	5,927	6,388	(7.2)%
Purchased Power, Non-Renewable	542	381	42.3%	740	593	24.8%
Purchased Power, Renewable (2)	433	306	41.5%	746	492	51.6%
Total Generation and Purchased Power (3)	4,070	3,964	2.7%	7,413	7,473	(0.8)%

(cents per kWh)
Average Fuel Cost of Generated Power (4)
Coal	2.60	2.86	(9.1)%	2.57	2.47	4.0%
Natural Gas (5)	4.48	2.63	70.3%	4.11	3.05	34.8%
Average Cost of Purchased Power (6)
Purchased Power, Non-Renewable	6.58	8.05	(18.3)%	6.38	7.59	(15.9)%
Purchased Power, Renewable	6.71	7.49	(10.4)%	6.71	7.95	(15.6)%
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
(6)This metric represents the fuel cost as cents per kWh for renewable and non-renewable purchased power. This number is calculated as purchased power cost divided by Purchased Power (kWh) for each respective form of purchased power. Management uses this metric to compare and monitor the costs of renewable and non-renewable purchased power.

Operations and Maintenance Expense
TEP reported Operations and Maintenance expense of $101 million in the second quarter of 2022 compared with $95 million in the same period for 2021. The increase of $6 million, or 6% was primarily due to $9 million in higher generation operations and outside service expenses. The increase was partially offset by $4 million in lower maintenance expense related to planned outages in 2021, not recurring in 2022.
TEP reported Operations and Maintenance expense of $199 million in the first six months of 2022 compared with $206 million in the same period for 2021. The decrease of $7 million, or 3%, was primarily due to:
•$11 million in lower reimbursable maintenance expense related to Springerville Unit 4 planned outages in 2021, not recurring in 2022; and
•$7 million in lower maintenance expense related to planned outages in 2021, not recurring in 2022.
The decrease was partially offset by $8 million in higher generation operations and outside service expenses.
Depreciation and Amortization Expense
TEP reported Depreciation and Amortization expense of $64 million in the second quarter of 2022 compared with $60 million in the same period for 2021. The increase of $4 million, or 7%, was primarily due to an increase in asset base.
TEP reported Depreciation and Amortization expense of $128 million in the first six months of 2022 compared with $119 million in the same period for 2021. The increase of $9 million, or 8%, was primarily due to an increase in asset base.
Other Income (Expense)
TEP reported other expense of $18 million in the second quarter of 2022 compared with $12 million in the same period for 2021. The increase of $6 million, or 50%, was primarily due to a $5 million decrease in the value of investments used to support certain post-employment benefits as a result of unfavorable market conditions.
TEP reported other expense of $37 million in the first six months of 2022 compared with $18 million in the same period for 2021. The increase of $19 million, or 106%, was primarily due to:
•$11 million in lower AFUDC primarily due to a decrease in eligible construction expenditures as a result of Oso Grande being placed in service in May 2021; and
•$10 million decrease in the value of investments used to support certain post-employment benefits as a result of unfavorable market conditions.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Any extended period of economic disruption could affect our business and financial conditions, and access to sources of liquidity. Cash flows vary during the year, with cash flows from operations typically being the lowest in the first quarter of the year and highest in the third quarter due to TEP's summer peaking load. We use our revolving credit as needed to fund our business activities. We believe that we have sufficient liquidity under the 2021 Credit Agreement to meet short-term working capital needs and to provide credit enhancement as necessary under energy procurement and hedging agreements. The availability and terms under which we have access to external financing depend on a variety of factors, including our credit ratings and conditions in the bank and capital markets.
Available Liquidity

(in millions)	June 30, 2022
Cash and Cash Equivalents	$146
Amount Available under Revolving Credit Agreement (1)	240
Total Liquidity	$386
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
Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing, and financing activities:

	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2022	2021	Percent
Operating Activities	$259	$168	54.2%
Investing Activities	(240)	(265)	(9.4)%
Financing Activities	116	370	(68.6)%
Net Increase	135	273	(50.5)%
Beginning of Period	33	82	(59.8)%
End of Period (1)	$168	$355	(52.7)%
(1)Calculated on rounded data and may not correspond exactly to amounts on the Condensed Consolidated Statements of Cash Flows.
Operating Activities
In the first six months of 2022, net cash flows from operating activities increased by $91 million compared with the same period in 2021. The increase was primarily due to: (i) changes in working capital related to the timing of billing collections and cash collateral deposits received from counterparties due to high natural gas forward prices; and (ii) higher margin from wholesale transactions primarily due to an increase in sales volume.
Investing Activities
In the first six months of 2022, net cash flows used for investing activities decreased by $25 million compared with the same period in 2021 primarily due to a decrease in cash paid for capital expenditures in 2022.
Financing Activities
In the first six months of 2022, net cash flows from financing activities decreased by $254 million compared with the same period in 2021 primarily due to (i) lower proceeds from debt issuances and credit facility borrowings, net of repayments; and (ii) a decrease in equity contributions from UNS Energy.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of June 30, 2022, TEP's short-term investments included highly-rated and liquid money market funds.
Access to Credit Agreement
We have access to working capital through our credit agreement with lenders.
As of June 30, 2022, there was $240 million available under the 2021 Credit Agreement, which reflects no outstanding borrowings and a $10 million LOC issued with fees that accrued at a rate of 1.00% per annum. As of July 1, 2022, fees on the outstanding LOC began accruing at a rate of 1.025% per annum.
See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 in our 2021 Annual Report on Form 10-K/A for additional information regarding our 2021 Credit Agreement.
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
•In March 2022, TEP redeemed at par prior to maturity $177 million in aggregate principal amount of fixed rate tax-exempt bonds bearing interest at a rate of 4.50% per annum.
•In June 2022, TEP redeemed at par prior to maturity $16 million in aggregate principal amount of fixed rate tax-exempt bonds bearing interest at a rate of 4.50% per annum.
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of June 30, 2022, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- and A3, respectively.
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
Debt Covenants
Under certain agreements, should TEP fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of June 30, 2022, TEP was in compliance with these covenants.
We do not have any provisions in any of our debt or lease agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contributions from Parent
TEP received no equity contributions from UNS Energy in the second quarter or first six months of 2022 and received an equity contribution of $50 million in the second quarter and first six months of 2021.
Dividends Declared and Paid to Parent
TEP did not declare or pay dividends to UNS Energy in the second quarter or first six months of 2022 or 2021. On July 25, 2022, TEP declared a $50 million dividend to UNS Energy, to be paid on or before July 31, 2022.
Master Trading Agreements
TEP conducts its wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, TEP may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits established for TEP based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of June 30, 2022, TEP had no cash posted as collateral to provide credit enhancement related to our wholesale marketing or risk management activities.

Capital Expenditures
TEP's routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. TEP is prioritizing capital projects to mitigate supply chain risk particularly in view of heightened geopolitical instability and global supply chain challenges. Capital expenditures for the first six months of 2022 were $212 million.
Our forecasted capital expenditures presented below exclude amounts for AFUDC equity and other non-cash items:

	Years Ended December 31,
(in millions)	2022	2023	2024	2025	2026
Generation Facilities:
Renewable Energy (1)	$71	$235	$41	$136	$298
Other Generation Facilities	86	68	45	89	70
Total Generation Facilities	157	303	86	225	368
Transmission and Distribution (2)	268	293	289	312	276
General and Other (3)	89	85	69	80	71
Total Capital Expenditures	$514	$681	$444	$617	$715
(1)Includes investments in renewable energy and battery energy storage systems, which we expect will allow us to continue our long-term strategy of transitioning to a more sustainable energy portfolio.
(2)Increases due to investments in transmission capacity and distribution system reliability.
(3)Includes cost for information technology, fleet, facilities, and communication equipment.
These estimates are subject to continuing review and adjustment. Actual capital expenditures may differ from these estimates due to fluctuations in business and market conditions, construction schedules, possible early plant closures, changes in generation resources, environmental requirements, state or federal regulations, new or changing commitments, inflationary pressures, and other factors. We expect to pay for forecasted capital expenditures with internally generated funds and external financings, which may include issuances of long-term debt, other borrowings, or equity contributions.
Income Tax Position
Under the terms of the tax sharing agreement with UNS Energy, TEP made $2 million in tax sharing payments in the first six months of 2022, and made $3 million in tax sharing payments in the first six months of 2021. Based on our remaining tax credit carryforward balances and limitations on their use in individual years, we expect to make additional tax sharing payments in 2022. Future payment obligations are subject to change and are not expected to have a significant impact on our operating cash flows.
Wage Expenses
Payroll Tax Deferred Payments
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020. As permitted by the CARES Act, TEP deferred payment of the employer's portion of social security taxes. In 2020, TEP recorded total deferred deposits of $7 million in Accrued Taxes Other than Income Taxes and Regulatory and Other Liabilities—Other on the Condensed Consolidated Balance Sheets. The aggregate liability balance related to the CARES Act was $2 million as of June 30, 2022, and $4 million as of December 31, 2021. TEP expects to pay the remaining deferred deposits to the IRS by the end of 2022.
Collective Bargaining Agreements
The current collective bargaining agreements between the International Brotherhood of Electrical Workers Local No. 1116 (IBEW) and TEP expire July 31, 2022, with wages in effect through December 2022. IBEW and TEP are expected to sign a tentative agreement by end of July 2022 to extend the bargaining agreement through June 30, 2023. Full negotiations will follow.

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
TEP conducted the potential emissions controls evaluation, commonly referred to as the four factor analysis, for both facilities. These evaluations were submitted to the ADEQ in March 2020 for the agency's use in developing the revised SIP. The regulatory deadline for ADEQ to submit the revised SIP to the EPA for approval was in July 2021, however, ADEQ was not able to meet this deadline. ADEQ noticed the draft revised SIP for public comment in June 2022, as required before submitting the plan to the EPA. Based on current Regional Haze requirement time-frames, TEP anticipates that compliance strategies, if any, will likely be required to be implemented three years after the ADEQ submits the revised SIP to the EPA. TEP cannot predict the outcome of these matters at this time, but will continue to work with the agency to determine compliance strategies as needed.
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
In 2021, the U.S. Court of Appeals for the D.C. Circuit: (i) vacated the EPA's repeal of the CPP and remanded it back to the EPA for further consideration (the vacatur was later stayed by the court); and (ii) vacated and remanded the ACE rule. Certain petitioners, defending the repeal of the CPP, filed petitions for an order requesting that the U.S. Supreme Court review the decision of the lower court. The U.S. Supreme Court granted the petitions, consolidated the cases, and issued an opinion confirming the EPA's authority to regulate GHG emissions from existing coal-fired generation facilities under the Clean Air Act in June 2022. The U.S. Supreme Court reversed the D.C. Circuit and remanded the cases back for further proceedings consistent with the June 2022 opinion.
TEP cannot predict the outcome of these matters at this time, but will continue to monitor legal challenges, legislative efforts, and administrative rulemakings.
Coal Combustion Residuals Regulation
In April 2015, the EPA issued a final rule requiring the disposal of coal ash and other Coal Combustion Residuals (CCR) to be managed as a solid waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA) for disposal in landfills and/or surface impoundments. Our share of costs to comply with the CCR rule at Four Corners is estimated to be $3 million. This includes estimated costs for corrective action for two CCR units at the facility. APS, the operating agent of Four Corners, began an assessment of corrective measures in 2019 and completed the assessment in 2022. The proposed final remedy will be presented to the public in August 2022, and a final report will be completed after the public meeting.
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
•In March 2018, the EPA proposed to add boron to the list of constituents that trigger corrective action requirements to remediate groundwater impacted by CCR disposal activities. In a separate proposal dated August 14, 2019, the EPA acknowledged that if it finalizes the addition of boron it will need to establish an alternative risk-based groundwater protection standard for boron, as boron does not have a Maximum Contaminant Level. TEP cannot predict the outcome or timing on when the EPA will take final action on this matter.
As of June 30, 2022, the EPA has not taken final action on these proposals. As a result, TEP cannot predict the impact of the proposed rulemakings.
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
In response to legal challenges, the EPA revised the ELGs and issued a final rule on August 31, 2020, which became effective December 14, 2020. The final rule revised requirements for flue gas desulfurization wastewater and bottom ash transport water and warrants a modification of Four Corners' National Pollution Discharge Elimination System permit. APS, the operator of Four Corners, filed a permit modification request in January 2021. APS has been working with the EPA on an Initial Certification Statement, which is still in draft format and pending EPA final action. TEP cannot predict the timing or final outcome of these matters at this time.
National Pollution Discharge Elimination System Permit
Several environmental non-governmental organizations (Petitioners) sought review of the EPA’s September 2019 issuance of Four Corners’ current National Pollution Discharge Elimination System permit from the EPA Environmental Appeals Board (EAB) in November 2019. The EAB denied the petition in September 2020. In May 2022, the Petitioners, APS, and the EPA executed a settlement agreement. APS is working with the EPA on procuring a contractor to conduct the surface water sampling program as outlined in the settlement agreement. The EPA is currently developing the scope of the work for the sampling program. TEP cannot predict the timing of the proceeding, but we do not expect this matter to have a material impact on our financial statements.
CRITICAL ACCOUNTING ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements and related notes. Management believes that there have been no significant changes during the six months ended June 30, 2022, to the items that we disclosed as our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K/A.
NEW ACCOUNTING STANDARDS ISSUED AND NOT YET ADOPTED
For a discussion of new accounting pronouncements affecting TEP, see Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TEP’s primary market risks include fluctuations in interest rates, commodity prices and volumes, and counterparty credit. Fluctuations in interest rates can affect earnings and cash flows. We can enter into interest rate swaps and financing transactions to manage changes in interest rates. Fluctuations in commodity prices and volumes and counterparty credit losses may temporarily affect cash flows but are not expected to affect earnings due to expected recovery through regulatory mechanisms.
There have been no additional risks and no material changes to market risks disclosed in Part II, Item 7A in our 2021 Annual Report on Form 10-K/A.

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of June 30, 2022. There was no change in TEP’s internal control over financial reporting during the quarter ended June 30, 2022, that materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of certain legal proceedings affecting TEP, refer to Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A. RISK FACTORS
The business and financial results of TEP are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K/A should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our 2021 Annual Report on Form 10-K/A.

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Susan M. Gray

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Frank P. Marino

*32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

*	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	July 27, 2022	/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)