Form 10-Q
period 2022-09-30
TUCSON ELECTRIC POWER CO
filed 2022-10-28
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
OR
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
Registrant's telephone number, including area code: (520) 571-4000
Former name, former address, and former fiscal year, if changed since last report: N/A
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of October 27, 2022.

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
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2021 Annual Report on Form 10-K/A; Part II, Item 1A. Risk Factors of this Form 10-Q; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; and other parts of this report. These factors include: voter initiatives and state and federal regulatory and legislative decisions and actions, including changes in tax, inclusive of the Inflation Reduction Act of 2022, and energy policies and the adoption of new regulations regarding electric service disconnections; any change in the structure of utility service in Arizona resulting from the ACC or state legislature's examination of the state's energy policies; and/or changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; the outcome of Phase 2; the outcome of the 2022 Rate Case; unfavorable rulings, penalties, or findings by the FERC; regional economic and market conditions that could affect customer growth and electricity usage; changes in electricity consumption by retail customers; risks related to climate change, including shifts in weather seasonality and extreme weather events affecting electricity usage of our customers and the performance of our operations; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the expected demand plus reserve margin requirements; the cost of debt and equity capital and access to capital markets and bank markets, which may affect our ability to raise additional capital and use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and a changing interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and related contribution requirements and expenses; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense, including inflationary effects; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting estimates; the ongoing impact of mandated energy efficiency and DG initiatives; changes to long-term contracts; the cost of fuel and power supplies; fluctuations or increases in commodity prices; the ability to obtain coal from our suppliers; the timing and cost of generation facility decommissioning and mine reclamation activities; cyber-attacks, data breaches, or other cyberspace attacks to our information security and our operations and technology infrastructure, including attacks that may rise from heightened geopolitical instability; the performance of generation facilities, including renewable generation resources; the extent of the impact of the COVID-19 pandemic or other global health crises on our business and operations, and the economic and societal disruptions resulting there from the government actions taken in response thereto; and the implementation of our 2020 IRP.

v

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues	$587,262	$507,584	$1,363,515	$1,235,788

Operating Expenses
Fuel	147,246	120,972	336,020	292,627
Purchased Power	89,709	87,943	173,740	169,762
Transmission and Other PPFAC Recoverable Costs	26,566	19,780	64,312	49,341
Decrease to Reflect PPFAC Recovery Treatment	(4,924)	(25,108)	(19,170)	(50,068)
Total Fuel and Purchased Power	258,597	203,587	554,902	461,662
Operations and Maintenance	97,874	94,771	296,444	300,865
Depreciation	55,039	51,744	163,087	149,200
Amortization	10,294	10,800	30,151	31,971
Taxes Other Than Income Taxes	15,966	15,210	47,930	46,004
Total Operating Expenses	437,770	376,112	1,092,514	989,702

Operating Income	149,492	131,472	271,001	246,086

Other Income (Expense)
Interest Expense	(21,304)	(22,774)	(63,938)	(66,970)
Allowance For Borrowed Funds	614	978	2,026	5,579
Allowance For Equity Funds	1,874	2,635	5,915	14,737
Unrealized Gains (Losses) on Investments	(1,794)	(350)	(8,515)	3,205
Other, Net	4,611	1,934	11,033	7,504
Total Other Income (Expense)	(15,999)	(17,577)	(53,479)	(35,945)

Income Before Income Tax Expense	133,493	113,895	217,522	210,141
Income Tax Expense	14,196	17,027	23,831	26,979
Net Income	$119,297	$96,868	$193,691	$183,162
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net Income	$193,691	$183,162
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	163,087	149,200
Amortization Expense	30,151	31,971
Amortization of Debt Issuance Costs	2,241	2,141
Use of Renewable Energy Credits for Compliance	34,380	35,762
Deferred Income Taxes	23,853	23,782
Pension and Other Postretirement Benefits Expense	8,735	11,506
Pension and Other Postretirement Benefits Funding	(15,701)	(15,391)
Allowance for Equity Funds Used During Construction	(5,915)	(14,737)
Change in Long-Term Regulatory Assets and Liabilities	45,005	13,492
Changes in Current Assets and Current Liabilities:
Accounts Receivable	(160,267)	(74,525)
Materials, Supplies, and Fuel Inventory	6,097	(18,634)
Regulatory Assets	(54,019)	(41,638)
Other Current Assets	(3,926)	(6,324)
Accounts Payable and Accrued Charges	168,928	74,242
Income Taxes Receivable/Payable	(1,490)	1,095
Regulatory Liabilities	1,184	(9,157)
Other, Net	1,736	(3,258)
Net Cash Flows—Operating Activities	437,770	342,689
Cash Flows from Investing Activities
Capital Expenditures	(296,014)	(360,374)
Purchase Intangibles, Renewable Energy Credits	(49,728)	(42,267)
Other Investments	2,517	—
Contributions in Aid of Construction	6,495	4,360
Net Cash Flows—Investing Activities	(336,730)	(398,281)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	5,000	35,000
Repayments of Borrowings, Revolving Credit Facility	(20,000)	(35,000)
Proceeds from Issuance, Long-Term Debt—Net of Discount	323,804	322,231
Repayments of Long-Term Debt	(193,465)	(250,000)
Dividends Paid to Parent	(75,000)	(37,500)
Contribution from Parent	—	50,000
Other, Net	2,457	(1,645)
Net Cash Flows—Financing Activities	42,796	83,086
Net Increase in Cash, Cash Equivalents, and Restricted Cash	143,836	27,494
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	33,489	82,003
Cash, Cash Equivalents, and Restricted Cash, End of Period	$177,325	$109,497
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS
Utility Plant
Plant in Service	$7,737,100	$7,797,935
Construction Work in Progress	217,896	320,931
Total Utility Plant	7,954,996	8,118,866
Accumulated Depreciation and Amortization	(2,592,314)	(2,786,839)
Total Utility Plant, Net	5,362,682	5,332,027

Investments and Other Property	70,831	81,958

Current Assets
Cash and Cash Equivalents	153,269	9,970
Accounts Receivable (Net of Allowance for Credit Losses of $8,978 and $10,044)	356,887	192,579
Fuel Inventory	18,395	26,971
Materials and Supplies	146,886	141,677
Regulatory Assets	162,118	116,442
Derivative Instruments	43,461	19,406
Other	23,013	24,229
Total Current Assets	904,029	531,274
Regulatory and Other Assets
Regulatory Assets	229,932	267,669
Derivative Instruments	86,077	14,392
Other	113,749	94,420
Total Regulatory and Other Assets	429,758	376,481
Total Assets	$6,767,300	$6,321,740
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	September 30, 2022	December 31, 2021
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of September 30, 2022 and December 31, 2021)	$1,696,539	$1,696,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	969,633	850,942
Accumulated Other Comprehensive Loss	(9,324)	(9,915)
Total Common Stock Equity	2,650,491	2,531,209
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of September 30, 2022 and December 31, 2021)	—	—
Long-Term Debt, Net	2,114,505	2,134,534
Total Capitalization	4,764,996	4,665,743
Current Liabilities
Current Maturities of Long-Term Debt, Net	149,915	—
Borrowings Under Credit Agreement	—	15,000
Accounts Payable	233,782	139,329
Accrued Taxes Other than Income Taxes	82,568	53,534
Accrued Employee Expenses	35,015	36,217
Accrued Interest	19,632	16,265
Regulatory Liabilities	134,795	111,356
Customer Deposits	13,708	12,791
Derivative Instruments	6,632	15,854
Other	56,497	25,358
Total Current Liabilities	732,544	425,704
Regulatory and Other Liabilities
Deferred Income Taxes, Net	577,750	548,750
Regulatory Liabilities	382,590	352,226
Pension and Other Postretirement Benefits	108,152	120,020
Derivative Instruments	384	3,848
Other	200,884	205,449
Total Regulatory and Other Liabilities	1,269,760	1,230,293

Commitments and Contingencies

Total Capitalization and Other Liabilities	$6,767,300	$6,321,740
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Three Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of June 30, 2021	$1,696,539	$(6,357)	$798,491	$(10,504)	$2,478,169
Net Income			96,868		96,868
Other Comprehensive Income, Net of Tax				219	219
Dividend Declared to Parent			(37,500)		(37,500)
Balances as of September 30, 2021	$1,696,539	$(6,357)	$857,859	$(10,285)	$2,537,756

Balances as of June 30, 2022	$1,696,539	$(6,357)	$925,336	$(9,521)	$2,605,997
Net Income			119,297		119,297
Other Comprehensive Income, Net of Tax				197	197
Dividends Declared to Parent			(75,000)		(75,000)
Balances as of September 30, 2022	$1,696,539	$(6,357)	$969,633	$(9,324)	$2,650,491

	Nine Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2020	$1,646,539	$(6,357)	$712,197	$(10,942)	$2,341,437
Net Income			183,162		183,162
Other Comprehensive Income, Net of Tax				657	657
Dividend Declared to Parent			(37,500)		(37,500)
Contribution from Parent	50,000				50,000
Balances as of September 30, 2021	$1,696,539	$(6,357)	$857,859	$(10,285)	$2,537,756

Balances as of December 31, 2021	$1,696,539	$(6,357)	$850,942	$(9,915)	$2,531,209
Net Income			193,691		193,691
Other Comprehensive Income, Net of Tax				591	591
Dividends Declared to Parent			(75,000)		(75,000)
Balances as of September 30, 2022	$1,696,539	$(6,357)	$969,633	$(9,324)	$2,650,491
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
The Condensed Consolidated Financial Statements include the accounts of TEP and its subsidiaries. In the consolidation process, accounts of TEP and subsidiaries are combined, and intercompany balances and transactions are eliminated. TEP jointly owns several generation and transmission facilities with both affiliated and non-affiliated entities. TEP records its proportionate share of: (i) jointly-owned facilities in Utility Plant on the Condensed Consolidated Balance Sheets; and (ii) operating costs associated with these facilities in the Condensed Consolidated Statements of Income. These Condensed Consolidated Financial Statements exclude some information and footnotes required by GAAP and the SEC for annual financial statement reporting and should be read in conjunction with the Consolidated Financial Statements and footnotes in TEP's 2021 Annual Report on Form 10-K/A.
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
As of September 30, 2022, the carrying amounts of assets and liabilities on the balance sheet that relate to variable interests under long-term PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as TEP would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Cash
Restricted cash includes cash balances restricted with respect to withdrawal or usage based on contractual or regulatory considerations. The following table presents the line items and amounts of cash, cash equivalents, and restricted cash reported on the balance sheet and reconciles their sum to the cash flow statement:

	September 30,
(in millions)	2022	2021
Cash and Cash Equivalents	$153	$90
Restricted Cash included in:
Investments and Other Property	21	17
Current Assets—Other	3	2
Total Cash, Cash Equivalents, and Restricted Cash	$177	$109
Restricted cash primarily represents cash contractually required to be set aside to pay TEP's share of mine reclamation costs at San Juan.
Income Tax Expense
TEP realized PTC benefits of $11 million and $19 million in Income Tax Expense on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022, respectively, and $2 million and $8 million for the three and nine months ended September 30, 2021, respectively, as a result of Oso Grande being placed in service in May 2021.
Asset Retirement Obligations
The following table reconciles the beginning and ending aggregate carrying amounts of Asset Retirement Obligation (ARO) accruals included in Other on the Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2022	December 31, 2021
Beginning of Period	$139	$96
Liabilities Incurred (1)	1	14
Liabilities Settled (2)	(2)	(2)
Regulatory Deferral	3	4
Revisions to the Present Value of Estimated Cash Flows (3)	(16)	27
End of Period	$125	$139
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
◦a $66 million increase in fuel-related retail revenues, offset by a $71 million reduction in PPFAC revenues; and
◦changes in certain adjustor mechanisms, including DSM, ECA, and RES, that result in an $18 million reduction in revenues to be collected from customers.
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
2019 FERC Rate Order
In 2019, TEP filed a proposal with the FERC requesting a forward-looking formula rate intended to allow for a more timely recovery of transmission-related costs. The FERC issued an order approving TEP's proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings. As part of the 2019 FERC Rate Order, the FERC established hearing and settlement procedures. In December 2021, the settlement agreement was filed with the FERC. In March 2022, the FERC approved the settlement agreement.
Provisions of the settlement agreement include, but are not limited to:
•replacing TEP's stated transmission rates with a single forward-looking formula rate;
•a 9.79% return on equity; and
•elimination of transmission rates that are bifurcated between high-voltage and lower-voltage facilities, as well as elimination of the bifurcated loss factor.
Increased rates charged under the 2019 FERC Rate Order were subject to refund and deferred as a regulatory liability. As of July 2022, TEP had returned all amounts in excess of the rates approved in the settlement agreement previously deferred as a regulatory liability. TEP had no wholesale revenues reserved in Current Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2022, and $15 million as of December 31, 2021, related to the 2019 FERC Rate Order.
OTHER FERC MATTERS
In January 2021, the FERC notified TEP that it was commencing an audit with the intent to evaluate TEP's compliance with: (i) the accounting requirements of the Uniform System of Accounts; and (ii) the reporting requirements of the FERC Form 1 Annual Report and Supplemental Form 3-Q Quarterly Financial Reports. The audit covers the period of January 1, 2018, to December 31, 2021. In September 2022, TEP received a draft audit report and responded to the recommendations and findings

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
in the report on October 17, 2022. TEP is awaiting the final audit report and does not expect a material financial impact from the report.
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
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Beginning of Period	$103	$47	$91	$23
Deferred Fuel and Purchased Power Costs (1)	116	119	269	269
PPFAC and Base Power Recoveries (2)	(109)	(94)	(250)	(220)
End of Period	$110	$72	$110	$72
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
In 2021, the ACC approved TEP's 2021 RES implementation plan for the years 2021 and 2022 with a budget of $66 million. The approved amounts fund: (i) above market cost of renewable power purchases; (ii) previously awarded incentives for customer-installed DG; and (iii) various other program costs. Additionally, the ACC directed TEP to collaborate with the ACC to develop and file a proposal to phase out the RES tariff. In June 2022, TEP filed a request with the ACC for approval of an extension of the 2021 RES implementation plan through the completion of the 2022 Rate Case. The rate case includes a proposal to transition away from the current RES surcharge and to recover the costs in base rates.

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
In 2019, the ACC approved TEP’s 2018 energy efficiency implementation plan with a budget of $23 million, which is collected through the DSM surcharge, and approved a waiver of the 2018 EE Standards. The 2018 plan has been effective from 2018 through the present and will remain in effect until another plan is approved. In 2021, TEP filed its 2022 energy efficiency implementation plan with a budget of $23 million. In June 2022, TEP filed a supplement to the 2022 energy efficiency implementation plan with the ACC to include a new pilot plan, which increases the budget of the plan to $24 million. The 2022 Rate Case includes a proposal to transition away from the current DSM surcharge and to recover the costs in base rates. TEP cannot predict the outcome of these proceedings.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded on the Condensed Consolidated Balance Sheets are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	September 30, 2022	December 31, 2021
Regulatory Assets
Pension and Other Postretirement Benefits	Various	$124	$128
Under Recovered Purchased Energy Costs	2	110	91
Early Generation Retirement Costs (1)	Various	61	38
Property Tax Deferrals (2)	1	28	27
Lost Fixed Cost Recovery	1	23	37
Final Mine Reclamation and Retiree Healthcare Costs (3)	6	17	17
Income Taxes Recoverable through Future Rates (4)	Various	7	17
Unamortized Loss on Reacquired Debt	Various	5	5
Springerville Unit 1 Leasehold Improvements (5)	1	2	4
Derivatives (Note 9)	7	—	8
Other Regulatory Assets	Various	15	12
Total Regulatory Assets		392	384
Less Current Portion	1	162	116
Total Non-Current Regulatory Assets		$230	$268

Regulatory Liabilities
Income Taxes Payable through Future Rates (4)	Various	$245	$268
Derivatives (Note 9)	7	117	19
Renewable Energy Standard	Various	72	66
Net Cost of Removal (6)	Various	43	73
Demand Side Management	1	20	12
Transmission Cost Adjustor	1	10	9
Deferred Investment Tax Credits	Various	9	1
Transmission Revenue Subject to Refund—FERC	1	1	15
Other Regulatory Liabilities	Various	1	—
Total Regulatory Liabilities		518	463
Less Current Portion	1	135	111
Total Non-Current Regulatory Liabilities		$383	$352
(1)Increase in Early Generation Retirement Costs is primarily due to the San Juan Unit 1 retirement in June 2022.
(2)Recorded as a regulatory asset based on historical ratemaking treatment allowing regulated utilities recovery of property taxes on a pay-as-you-go or cash basis. TEP records a liability to reflect the accrual for financial reporting purposes and an offsetting regulatory asset to reflect recovery for regulatory purposes.
(3)Represents costs associated with TEP’s jointly-owned facilities at San Juan and Four Corners. TEP recognizes these costs at future value and is permitted to fully recover these costs on a pay-as-you-go basis through the PPFAC mechanism. Final mine reclamation costs are expected to be funded by TEP through 2028. San Juan Unit 1 was retired in June 2022.
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
(6)Represents an estimate of the future cost of retirement, net of salvage value. These are amounts collected through revenue for transmission, distribution, generation, and general and intangible plant which are not yet expended. The decrease in Net Cost of Removal is primarily due to San Juan Unit 1 being retired in June 2022.

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
PLANT IN SERVICE
In June 2022, San Juan Unit 1 was retired by Public Service Company of New Mexico (PNM), the operator of San Juan. Contemporaneously, TEP's obligations ceased with respect to: (i) costs related to San Juan Unit 1 and Common Facilities stemming from continued operations at San Juan; and (ii) purchases under the coal supply agreement between PNM and San Juan Coal Company. TEP recovers costs related to its ownership interest in San Juan in base rates and expects to collect the remaining net book value of San Juan by the end of 2022. As of September 30, 2022, there was a balance related to San Juan of $24 million in Regulatory and Other Assets—Regulatory Assets and $15 million in Regulatory and Other Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets. TEP requested recovery of unused materials and supplies costs related to San Juan in its 2022 Rate Case.

NOTE 3. REVENUE
DISAGGREGATION OF REVENUES
TEP earns the majority of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Retail	$376	$355	$900	$867
Wholesale (1)	150	86	305	189
Other Services	30	24	77	85
Revenues from Contracts with Customers	556	465	1,282	1,141
Alternative Revenues	7	5	20	15
Other	24	38	62	80
Total Operating Revenues	$587	$508	$1,364	$1,236
(1)Pursuant to a FERC order, all rates charged under TEP's revised OATT were subject to refund until the 2019 FERC Rate Order proceedings concluded. Prior to July 2022, wholesale revenues exclude an estimate of revenues probable of refund. See Note 2 for more information regarding the 2019 FERC Rate Order.

NOTE 4. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable on the Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2022	December 31, 2021
Retail	$120	$78
Retail, Unbilled	56	44
Retail, Allowance for Credit Losses	(9)	(10)
Wholesale (1)	120	47
Due from Affiliates (Note 5)	34	17
Other	36	17
Accounts Receivable	$357	$193
(1)Includes $42 million as of September 30, 2022, and $16 million as of December 31, 2021, of receivables related to revenue from derivative instruments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Beginning of Period	$(8)	$(13)	$(10)	$(13)
Credit Loss Expense	(2)	(1)	(3)	(2)
Write-offs	1	1	4	2
End of Period (1)	$(9)	$(13)	$(9)	$(13)
(1)In 2021, the ACC adopted permanent rules that annually suspend service disconnections and late fees for electric residential customers who otherwise are eligible for service disconnection during the period from June 1 through October 15.
TEP continuously monitors collection activity and adjusts its allowance for credit losses as needed.
Customer Payment Assistance
In 2022, TEP received funds for customer payment assistance from the Arizona Department of Economic Security (DES) to provide emergency payment assistance to renters. Customer payment assistance is dependent on qualifying customers applying. TEP received $2 million and $13 million in DES payment assistance funds in the three and nine months ended September 30, 2022, respectively.

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
The following table presents the components of related party balances included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2022	December 31, 2021
Receivables from Related Parties
UNS Electric	$26	$8
UNS Energy	7	7
UNS Gas	1	2
Total Due from Related Parties	$34	$17

Payables to Related Parties
UNS Energy	$1	$1
UNS Electric	2	—
UNS Gas	—	1
Total Due to Related Parties	$3	$2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the components of related party transactions included in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Goods and Services Provided by TEP to Affiliates
Transmission Revenues, UNS Electric (1)	$1	$3	$4	$9
Wholesale Revenues, UNS Electric (1)	24	16	34	21
Control Area Services, UNS Electric (2)	—	1	2	4
Common Costs, UNS Energy Affiliates (3)	5	6	16	16

Goods and Services Provided by Affiliates to TEP
Wholesale Revenues, UNS Electric (1)	$1	$—	$1	$1
Corporate Services, UNS Energy (4)	1	1	6	5
Corporate Services, UNS Energy Affiliates (5)	—	1	1	3
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
(4)Costs for corporate services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry-accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 85% of UNS Energy's allocated costs. Corporate Services, UNS Energy includes legal, audit, and Fortis' management fees. TEP's share of Fortis' management fees was $1 million and $5 million for the three and nine months ended September 30, 2022, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2021, respectively.
(5)Costs for corporate services (e.g., finance, accounting, tax, legal, and information technology) and other labor services for UNS Energy Affiliates are directly assigned to the benefiting entity at a fully burdened cost when possible.
DIVIDENDS DECLARED AND PAID TO PARENT
On October 27, 2022, TEP declared a $25 million dividend to UNS Energy, to be paid on or before December 31, 2022.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CREDIT AGREEMENT
2021 Credit Agreement
As of September 30, 2022, there was $240 million available under the 2021 Credit Agreement, which reflects no outstanding borrowings and a $10 million LOC issued with fees that accrue at a rate of 1.025% per annum. The LOC expires October 2023.

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
Mine Reclamation at Generation Facilities Not Operated by TEP
TEP pays ongoing mine reclamation costs related to coal mines that supply generation facilities in which TEP has an ownership interest but does not operate. Amounts recorded for final mine reclamation are subject to various assumptions, such as estimations of reclamation costs, timing of when final reclamation will occur, and the expected inflation rate. As these assumptions change, TEP prospectively adjusts the expense amounts for final reclamation over the remaining term of the respective coal supply agreement. TEP’s PPFAC allows the Company to pass through to retail customers final mine reclamation costs as a component of fuel costs. Therefore, TEP defers these expenses until recovered from customers by increasing the regulatory asset and the reclamation liability over the remaining life of the coal supply agreements and recovers the regulatory asset through the PPFAC as final mine reclamation costs are funded.
TEP is liable for a portion of final mine reclamation costs upon closure of the mines servicing San Juan and Four Corners. An aggregate liability balance related to San Juan and Four Corners final mine reclamation of $38 million and $40 million as of September 30, 2022, and December 31, 2021, respectively, was recorded in Other on the Condensed Consolidated Balance Sheets. TEP’s share of final mine reclamation costs at Four Corners is estimated to be $8 million upon the expected expiration of the Four Corners coal supply agreement in 2031. On September 30, 2022, TEP’s estimated share of final mine reclamation costs at San Juan was $33 million. TEP established a trust to fund its share of estimated final mine reclamation costs at San Juan, which will remain in effect through the completion of final mine reclamation activities currently projected to be 2039. For additional information see Note 1, Restricted Cash and Note 2, Plant in Service.
Performance Guarantees
TEP has joint generation participation agreements with participants at Four Corners and Luna Generating Station (Luna), which expire in 2041 and 2046, respectively. The participants at Four Corners and Luna, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. Relative to Navajo and San Juan performance obligations, in the case of a default, the non-defaulting participants would seek financial recovery directly from the defaulting party. With the exception of Four Corners, there is no maximum potential amount of future payments TEP could be required to make under the guarantees. The maximum potential amount of future payments by the non-defaulting parties is $250 million at Four Corners. As of September 30, 2022, there have been no such payment defaults under any of the participation agreements.
The Navajo and San Juan participation agreements expired in 2019 and 2022, respectively, but certain performance obligations continue through the decommissioning of both generation facilities.
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

NOTE 8. EMPLOYEE BENEFIT PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
(in millions)	2022	2021	2022	2021
Service Cost	$6	$5	$1	$2
Non-Service Cost (1)
Interest Cost	4	3	—	—
Expected Return on Plan Assets	(9)	(8)	—	—
Amortization of Net Loss	1	2	—	—
Net Periodic Benefit Cost	$2	$2	$1	$2

	Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Service Cost	$16	$15	$4	$5
Non-Service Cost (1)
Interest Cost	12	10	1	1
Expected Return on Plan Assets	(28)	(25)	(1)	(1)
Amortization of Net Loss	5	7	—	—
Net Periodic Benefit Cost	$5	$7	$4	$5
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	September 30, 2022
Assets
Cash Equivalents (1)	$75	$—	$75
Restricted Cash (1)	24	—	24
Energy Derivative Contracts, Regulatory Recovery (2)	—	123	123
Energy Derivative Contracts, No Regulatory Recovery (2)	—	7	7
Total Assets	99	130	229
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(7)	(7)
Total Liabilities	—	(7)	(7)
Total Assets (Liabilities), Net	$99	$123	$222

(in millions)	December 31, 2021
Assets
Restricted Cash (1)	$23	$—	$23
Energy Derivative Contracts, Regulatory Recovery (2)	—	30	30
Energy Derivative Contracts, No Regulatory Recovery (2)	—	4	4
Total Assets	23	34	57
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(20)	(20)
Total Liabilities	—	(20)	(20)
Total Assets (Liabilities), Net	$23	$14	$37
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis on the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted (1)
(in millions)	September 30, 2022
Derivative Assets
Energy Derivative Contracts	$130	$5	$26	$99
Derivative Liabilities
Energy Derivative Contracts	(7)	(5)	—	(2)

(in millions)	December 31, 2021
Derivative Assets
Energy Derivative Contracts	$34	$14	$—	$20
Derivative Liabilities
Energy Derivative Contracts	(20)	(14)	—	(6)
(1)TEP records cash collateral received related to energy derivative contracts in Current Liabilities—Other on the Condensed Consolidated Balance Sheets. As of October 27, 2022, TEP held $13 million of cash received as collateral to provide credit enhancement.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Unrealized Net Gain (Loss) (1)	$(1)	$43	$106	$56
(1)The change in unrealized net gain (loss) on regulatory recoverable derivative contracts is primarily due to increases in forward market prices of natural gas.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Operating Revenues	$—	$6	$10	$7
Derivative Volumes
As of September 30, 2022, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	September 30, 2022	December 31, 2021
Power Contracts GWh	3,211	2,617
Gas Contracts BBtu	99,384	112,316
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
TEP has contractual agreements for energy procurement and hedging activities that contain provisions requiring TEP and its counterparties to post collateral under certain circumstances. These circumstances include: (i) exposures in excess of unsecured credit limits due to the volume of trading activity; (ii) changes in natural gas or power prices; (iii) credit rating downgrades; or (iv) unfavorable changes in parties' assessments of each other's credit strength. In the event that such credit events were to occur, TEP, or its counterparties, could have to provide certain credit enhancements in the form of cash, LOCs, or other acceptable security to collateralize exposure beyond the allowed amounts.
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
The value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $42 million as of September 30, 2022, compared with $26 million as of December 31, 2021. As of September 30, 2022, TEP had no cash posted as collateral to provide credit enhancement. If the credit risk contingent features were triggered on September 30, 2022, TEP would have been required to post $42 million of collateral. As of September 30, 2022, TEP had $45 million in outstanding net payable balances for settled positions.

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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Net Carrying Value		Fair Value
(in millions)		September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,264	$2,135	$1,888	$2,357

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that resulted in recognition of assets and liabilities but did not result in cash receipts or payments were as follows:

	Nine Months Ended September 30,
(in millions)	2022	2021
Accrued Capital Expenditures	$25	$43
Renewable Energy Credits	4	4
Asset Retirement Obligation/Cost Increase (Decrease) (1)	(28)	11
Net Cost of Removal Decrease (2)	(49)	(37)
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
TEP faces market risks associated with fluctuations in commodity prices, which can temporarily affect the Company’s cash flows prior to recovery through regulatory mechanisms. We cannot project the future level of commodity prices or their volatility.

Performance - The third quarter of 2022 compared with the third quarter of 2021
TEP reported net income of $119 million in the third quarter of 2022 compared with net income of $97 million in the third quarter of 2021. The increase of $22 million, or 23%, was primarily due to:
•$9 million in higher transmission revenue primarily due to the 2019 FERC Rate Order settlement agreement triggering recognition of revenue previously reserved for refund;
•$7 million in higher retail revenue primarily due to higher usage as a result of favorable weather;
•$5 million in lower income tax expense primarily due to an increase in PTCs as a result of Oso Grande, placed in service in May 2021, net of higher tax expense due to an increase in taxable earnings; and
•$3 million in lower base operations and maintenance expenses primarily due to the shutdown of San Juan Unit 1 in June 2022.
The increase was partially offset by:
•$3 million in higher depreciation expense primarily due to an increase in asset base.
Performance - The first nine months of 2022 compared with the first nine months of 2021
TEP reported net income of $194 million in the first nine months of 2022 compared with net income of $183 million in the first nine months of 2021. The increase of $11 million, or 6%, was primarily due to:
•$16 million in higher margin from wholesale transactions primarily due to an increase in sales volume;
•$14 million in higher transmission revenue primarily due to the 2019 FERC Rate Order settlement agreement triggering recognition of revenue previously reserved for refund;
•$7 million in higher retail revenue primarily due to higher usage as a result of more favorable weather and increased LFCR revenue; and
•$5 million in lower income tax expense primarily due to an increase in PTCs as a result of Oso Grande, placed in service in May 2021, net of higher tax expense due to an increase in taxable earnings.
The increase was partially offset by:
•$12 million decrease in the value of investments used to support certain post-employment benefits as a result of unfavorable market conditions;
•$11 million in lower AFUDC due to a decrease in eligible construction expenditures primarily as a result of Oso Grande being placed in service in May 2021; and
•$11 million in higher depreciation expense due to an increase in asset base.

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
◦a $66 million increase in fuel-related retail revenues, offset by a $71 million reduction in PPFAC revenues; and
◦changes in certain adjustor mechanisms, including DSM, ECA, and RES, that result in an $18 million reduction in revenues to be collected from customers.
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
2020 ACC Phase 2 Proceedings
In 2020, the ACC issued a rate order for new rates and established a second phase of our rate case to address the impact on certain communities due to the closures of fossil fuel-based generation facilities (Phase 2). In 2021, the ACC staff opened a generic docket related to this matter and will consider additional evidence or recommendations in Phase 2. In January 2022, the ACC issued an order delaying Phase 2 until after the completion of the generic docket. In September 2022, the ACC issued a proposed order in the generic docket that would require us to file economic impact studies with the ACC prior to the closure of fossil fuel-based generation facilities. We cannot predict the timing or outcome of these proceedings.
Energy Imbalance Market
In 2019, we signed an agreement with the California Independent System Operator indicating our intent to begin participating in the Energy Imbalance Market (EIM) that we subsequently entered in May 2022. The EIM is a real-time energy market intended to find automatically low-cost energy to serve real-time consumer demand across a wide geographic area. Participation in the EIM is voluntary and available to all balancing authorities in the western United States. In order to participate in the EIM, we must demonstrate resource adequacy through a combination of owned or contracted resources. Our participation in the EIM is expected to: (i) reduce the costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources; (ii) allow for more effective integration of renewables; and (iii) enhance reliability through improved system utilization and responsiveness.
2019 FERC Rate Order
In 2019, we filed a proposal with the FERC requesting a forward-looking formula rate intended to allow for a more timely recovery of transmission-related costs. The FERC issued an order approving our proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings. As part of the 2019 FERC Rate Order, the FERC established hearing and settlement procedures. In December 2021, the settlement agreement was filed with the FERC. In March 2022, the FERC approved the settlement agreement.
Provisions of the settlement agreement include, but are not limited to:
•replacing our stated transmission rates with a single forward-looking formula rate;
•a 9.79% return on equity; and
•elimination of transmission rates that are bifurcated between high-voltage and lower-voltage facilities, as well as elimination of the bifurcated loss factor.
Increased rates charged under the 2019 FERC Rate Order were subject to refund and deferred as a regulatory liability. As of July 2022, we had returned all amounts in excess of the rates approved in the settlement agreement previously deferred as a regulatory liability. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.
Other FERC Matters
In January 2021, the FERC notified us that it was commencing an audit with the intent to evaluate our compliance with: (i) the accounting requirements of the Uniform System of Accounts; and (ii) the reporting requirements of the FERC Form 1 Annual Report and Supplemental Form 3-Q Quarterly Financial Reports. The audit covers the period of January 1, 2018, to December 31, 2021. In September 2022, we received a draft audit report and responded to the recommendations and findings in the report on October 17, 2022. We are awaiting the final audit report and do not expect a material financial impact from the report.
Generation Resource Strategy
Our long-term strategy is to continue our shift from carbon-intensive sources to a more sustainable energy portfolio including expanding renewable energy resources while reducing reliance on coal-fired generation resources. In 2020, we filed our 2020 IRP with the ACC, which provides details on our long-term strategy.
In February 2022, the ACC acknowledged our 2020 IRP, and found it to be reasonable and in the public interest. Our 2020 IRP calls for us to reduce our carbon emissions by 80% and to supply more than 70% of our energy to retail customers from renewable resources by 2035. In April 2022, we issued an All-Source Request for Proposals (ASRFP), which requests new wind and solar generation, energy storage systems, and other resources such as energy efficiency resources. As part of the ASRFP, we are seeking bids for all resource types, including:
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
Our existing coal-fired generation fleet faces a number of uncertainties affecting the viability of continued operations, including changing state and federal law and energy policies, competition from other resources, fuel supply and land lease contract extensions, environmental regulations, and, for jointly-owned facilities, the willingness of other owners to continue their participation. Given this uncertainty, we plan to exit all ownership interests in coal-fired generation facilities over the next decade. In June 2022, San Juan Unit 1 was retired, which decreased our coal-fired generating capacity by 170 MW. We will seek regulatory recovery for amounts that would not otherwise be recovered, if any, as a result of these actions. The execution of our 2020 IRP is dependent on obtaining regulatory recovery in future rate proceedings. We filed the 2022 Rate Case with the ACC in June 2022.
Renewable Energy Projects
In 2021 and 2022, additional renewable energy projects were added to our resource portfolio increasing our total renewable nominal generation capacity, including PPAs and owned utility-scale generation, to over 700 MW.
Oso Grande
Production Tax Credits
PTCs are per kWh federal tax credits earned for electricity generated using qualified energy resources, which can be claimed for a 10-year period once a qualifying facility is placed in service. In May 2021, Oso Grande, a qualified energy resource, was placed in service. While costs associated with operating the facility are recorded throughout the year, PTCs are recognized through the effective tax rate provision and are primarily recognized in the third quarter due to weather patterns that contribute to seasonal fluctuations in earnings. We recorded approximately $11 million and $19 million in PTCs related to Oso Grande in the three and nine months ended September 30, 2022, respectively. The IRS published PTC rate for electricity produced by a qualified facility using wind is $0.026 for 2022 and was $0.025 for 2021.
Contractual Provisions
If actual availability of the Oso Grande wind turbines is below a contractually established availability factor, we are entitled to liquidated damages to partially offset incremental operations and maintenance costs incurred. We recorded a reduction related to Oso Grande liquidated damages in Operations and Maintenance on the Condensed Consolidated Statements of Income of $1 million and $2 million in the three and nine months ended September 30, 2022, respectively, and $1 million in the three and nine months ended September 30, 2021. Any liquidated damages in excess of incremental operations and maintenance expenses will reduce Utility Plant—Plant in Service on the Condensed Consolidated Balance Sheets. The PTCs and liquidated damages will mostly offset the operating expenses of Oso Grande, which is not currently in base rates.
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

The following discussion provides the significant items that affected TEP's results of operations in the third quarter and first nine months of 2022 compared with the same periods in 2021 presented on a pre-tax basis.
Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2022	2021	Percent	2022	2021	Percent
Operating Revenues
Retail	$376	$355	5.9%	$900	$867	3.8%
Wholesale, Long-Term	30	19	57.9%	72	39	84.6%
Wholesale, Short-Term (1)	114	82	39.0%	223	173	28.9%
Transmission	17	7	142.9%	44	27	63.0%
Springerville Units 3 and 4 Participant Billings	26	20	30.0%	65	71	(8.5)%
Other	24	25	(4.0)%	60	59	1.7%
Total Operating Revenues	$587	$508	15.6%	$1,364	$1,236	10.4%
(1)Revenues associated with derivatives are primarily returned to retail customers by offsetting the fuel and purchase power costs eligible for recovery through the PPFAC mechanism similar to short-term wholesale sales. As a result, revenues associated with derivatives, other than those specifically associated with long-term contracts, are included in Wholesale, Short-Term in the table above.
TEP reported Operating Revenues of $587 million in the third quarter of 2022 compared with $508 million in the same period for 2021. The increase of $79 million, or 16%, was primarily due to:
•$38 million in higher short-term wholesale sales primarily due to an increase in price; partially offset by a decrease in volume;
•$26 million in higher retail revenue primarily due to higher PPFAC cost recoveries as a result of a higher PPFAC rate and higher sales due to favorable weather;
•$11 million in higher long-term wholesale sales primarily due to an increase in volume;
•$9 million in higher transmission revenue due to an increase in volume and the 2019 FERC Rate Order settlement agreement triggering recognition of revenue previously reserved for refund; and
•$3 million in higher participant billings related to reimbursable maintenance expense for Springerville Unit 3.
The increase was partially offset by $5 million in lower margin from wholesale transactions.
TEP reported Operating Revenues of $1,364 million in the first nine months of 2022 compared with $1,236 million in the same period for 2021. The increase of $128 million, or 10%, was primarily due to:
•$47 million in higher short-term wholesale sales primarily due to an increase in price; partially offset by a decrease in volume;
•$38 million in higher retail revenue primarily due to higher PPFAC cost recoveries as a result of a higher PPFAC rate and higher usage due to favorable weather;
•$33 million in higher long-term wholesale sales primarily due to an increase in volume; and
•$16 million in higher transmission revenue due to an increase in volume and the 2019 FERC Rate Order settlement agreement triggering recognition of revenue previously reserved for refund;
The increase was partially offset by $9 million in lower participant billings related to Springerville Units 3 and 4 planned generation outages in 2021, not recurring in 2022.

The following table provides key statistics impacting Operating Revenues:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(kWh in millions)	2022	2021	Percent	2022	2021	Percent
Electric Sales (kWh) (1)
Retail Sales	2,828	2,778	1.8%	6,940	6,886	0.8%
Wholesale, Long-Term (2)	451	280	61.1%	1,176	591	99.0%
Wholesale, Short-Term	1,182	1,363	(13.3)%	3,386	4,135	(18.1)%
Total Electric Sales	4,461	4,421	0.9%	11,502	11,612	(0.9)%

Average Revenue per kWh (3)
Retail	13.30	12.77	4.2%	12.97	12.59	3.0%
Wholesale, Long-Term	6.60	6.87	(3.9)%	6.14	6.60	(7.0)%
Wholesale, Short-Term	9.63	5.79	66.3%	6.32	4.09	54.5%

Total Retail Customers (4)				442,104	437,632	1.0%
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
Operating Expenses
Fuel and Purchased Power Expense
TEP reported Fuel and Purchased Power expense of $259 million in the third quarter of 2022 compared with $204 million in the same period for 2021. The increase of $55 million, or 27%, was primarily due to:
•$26 million in higher fuel costs primarily due to an increase in natural gas prices; partially offset by higher realized gains on natural gas swaps;
•$20 million decrease in PPFAC eligible costs deferred as a regulatory asset for future recovery; and
•$7 million in higher transmission costs due to an increase in transmission purchases.
TEP reported Fuel and Purchased Power expense of $555 million in the first nine months of 2022 compared with $462 million in the same period for 2021. The increase of $93 million, or 20%, was primarily due to:
•$43 million in higher fuel costs primarily due to an increase in natural gas prices; partially offset by a decrease in Gas-Fired Generation volumes;
•$30 million decrease in PPFAC eligible costs deferred as a regulatory asset for future recovery; and
•$15 million in higher transmission costs due to an increase in transmission purchases.

The following table provides key statistics impacting Fuel and Purchased Power:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(kWh in millions)	2022	2021	Percent	2022	2021	Percent
Sources of Energy
Coal-Fired Generation	1,072	1,338	(19.9)%	3,718	3,794	(2.0)%
Gas-Fired Generation	1,987	2,138	(7.1)%	4,791	5,713	(16.1)%
Utility-Owned Renewable Generation (1)	168	93	80.6%	645	450	43.3%
Total Generation	3,227	3,569	(9.6)%	9,154	9,957	(8.1)%
Purchased Power, Non-Renewable	1,161	859	35.2%	1,901	1,452	30.9%
Purchased Power, Renewable (2)	270	229	17.9%	1,016	721	40.9%
Total Generation and Purchased Power (3)	4,658	4,657	—%	12,071	12,130	(0.5)%

(cents per kWh)
Average Fuel Cost of Generated Power (4)
Coal	3.04	2.61	16.5%	2.71	2.52	7.5%
Natural Gas (5)	4.83	3.98	21.4%	4.41	3.40	29.7%
Average Cost of Purchased Power (6)
Purchased Power, Non-Renewable	7.73	8.28	(6.6)%	7.20	8.00	(10.0)%
Purchased Power, Renewable	7.03	7.31	(3.8)%	6.79	7.74	(12.3)%
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

Operations and Maintenance Expense
TEP reported Operations and Maintenance expense of $98 million in the third quarter of 2022 compared with $95 million in the same period for 2021. The increase of $3 million, or 3%, was primarily due to:
•$5 million in higher reimbursable maintenance expense related to Springerville Units 3 and 4; and
•$4 million in higher generation operations and outside service expenses.
The increase was partially offset by $6 million in lower operations expense related to the retirement of San Juan Unit 1 in June 2022.
TEP reported Operations and Maintenance expense of $296 million in the first nine months of 2022 compared with $301 million in the same period for 2021. The decrease of $5 million, or 2%, was primarily due to:
•$6 million in lower reimbursable maintenance expense related to Springerville Unit 4 planned outages in 2021, not recurring in 2022;
•$5 million in lower maintenance expense related to planned outages in 2021, not recurring in 2022; and
•$5 million in lower operations expense related to the retirement of San Juan Unit 1 in June 2022.
The decrease was partially offset by $10 million in higher generation operations and outside service expenses.
Depreciation and Amortization Expense
TEP reported Depreciation and Amortization expense of $65 million in the third quarter of 2022 compared with $63 million in the same period for 2021. The increase of $2 million, or 3%, was primarily due to an increase in asset base.
TEP reported Depreciation and Amortization expense of $193 million in the first nine months of 2022 compared with $181 million in the same period for 2021. The increase of $12 million, or 7%, was primarily due to an increase in asset base.
Other Income (Expense)
TEP reported other expense of $16 million in the third quarter of 2022 compared with $18 million in the same period for 2021. The decrease of $2 million, or 11%, was primarily due to $2 million in lower interest expense related to the redemption of senior notes in August 2021 and tax-exempt bonds in March and June 2022.
TEP reported other expense of $53 million in the first nine months of 2022 compared with $36 million in the same period for 2021. The increase of $17 million, or 47%, was primarily due to:
•$12 million in lower AFUDC primarily due to a decrease in eligible construction expenditures as a result of Oso Grande being placed in service in May 2021; and
•$11 million decrease in the value of investments used to support certain post-employment benefits as a result of unfavorable market conditions.

Income Tax Expense
TEP reported Income Tax Expense of $14 million in the third quarter of 2022 compared with $17 million in the same period for 2021. The decrease of $3 million, or 18%, was primarily due to a $9 million increase in PTCs as a result of Oso Grande being placed in service in May 2021. The decrease was partially offset by $5 million in higher tax expense due to an increase in taxable earnings.
TEP reported Income Tax Expense of $24 million in the first nine months of 2022 compared with $27 million in the same period for 2021. The decrease of $3 million, or 11%, was primarily due to an $11 million increase in PTCs as a result of Oso Grande being placed in service in May 2021.
The decrease was partially offset by:
•$3 million in higher tax expense due to a non-tax deductible decrease in the value of investments used to support certain post-employment benefits;
•$2 million due to lower AFUDC equity due to a decrease in eligible construction expenditures; and
•$2 million in higher tax expense due to an increase in taxable earnings.

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
Available Liquidity

(in millions)	September 30, 2022
Cash and Cash Equivalents	$153
Amount Available under Revolving Credit Agreement (1)	240
Total Liquidity	$393
(1)The 2021 Credit Agreement provides for $250 million of revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively, and a maturity date of October 2026. See Access to Credit Agreement below.
Future Liquidity Requirements
We expect to meet all of our short and long-term financial obligations and other anticipated cash outflows for the foreseeable future. These obligations and anticipated cash outflows include but are not limited to: (i) dividend payments; (ii) debt maturities; (iii) employee benefit obligations; and (iv) known commitments and other obligations including forecasted capital expenditures.
See Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk of this Form 10-Q for additional information regarding TEP's market risks and Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional information regarding TEP's financing arrangements.

Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing, and financing activities:

	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2022	2021	Percent
Operating Activities	$438	$343	27.7%
Investing Activities	(337)	(398)	(15.3)%
Financing Activities	43	83	(48.2)%
Net Increase	144	28	414.3%
Beginning of Period	33	82	(59.8)%
End of Period (1)	$177	$110	60.9%
(1)Calculated on rounded data and may not correspond exactly to amounts on the Condensed Consolidated Statements of Cash Flows.
Operating Activities
In the first nine months of 2022, net cash flows from operating activities increased by $95 million compared with the same period in 2021. The increase was primarily due to: (i) changes in working capital related to the timing of billing collections and cash collateral deposits received from counterparties due to high natural gas forward prices; and (ii) higher margin from wholesale transactions and an increase in transmission volumes and rates; (iii) higher retail revenue primarily due to higher PPFAC cost recoveries as a result of a higher PPFAC rate and higher sales due to favorable weather; and (iv) lower operations and maintenance expenses due to the shutdown of San Juan Unit 1 in June 2022.
Investing Activities
In the first nine months of 2022, net cash flows used for investing activities decreased by $61 million compared with the same period in 2021 primarily due to a decrease in cash paid for capital expenditures in 2022.
Financing Activities
In the first nine months of 2022, net cash flows from financing activities decreased by $40 million compared with the same period in 2021 primarily due to: (i) lower proceeds from credit facility borrowings, net of repayments; (ii) an increase in dividends declared and paid to UNS Energy; and (iii) a decrease in equity contributions from UNS Energy.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of September 30, 2022, TEP's short-term investments included highly-rated and liquid money market funds and insured cash sweep accounts.
Access to Credit Agreement
We have access to working capital through our credit agreement with lenders.
As of September 30, 2022, there was $240 million available under the 2021 Credit Agreement, which reflects no outstanding borrowings and a $10 million LOC issued with fees that accrue at a rate of 1.025% per annum.
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
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of September 30, 2022, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- and A3, respectively.
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
Debt Covenants
Under certain agreements, should TEP fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of September 30, 2022, TEP was in compliance with these covenants.
We do not have any provisions in any of our debt agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contributions from Parent
TEP received no equity contributions from UNS Energy in the third quarter or first nine months of 2022. TEP received no equity contributions in the third quarter of 2021 and received an equity contribution of $50 million in the first nine months of 2021.
Dividends Declared and Paid to Parent
TEP declared and paid $75 million in dividends to UNS Energy in the third quarter and first nine months of 2022. TEP declared and paid a $38 million dividend to UNS Energy in the third quarter and first nine months of 2021.
Master Trading Agreements
TEP conducts its wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, TEP may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits established for TEP based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of September 30, 2022, TEP had no cash posted as collateral to provide credit enhancement related to our wholesale marketing or risk management activities.

Capital Expenditures
TEP's routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. TEP is prioritizing capital projects to mitigate supply chain risk particularly in view of heightened geopolitical instability and global supply chain challenges. Capital expenditures for the first nine months of 2022 were $296 million.
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
Income Tax Position
Under the terms of the tax sharing agreement with UNS Energy, TEP made $2 million in tax sharing payments in the first nine months of 2022 and made $4 million in tax sharing payments in the first nine months of 2021. We do not anticipate making additional tax payments for the remainder of 2022. Future payment obligations are subject to change and are not expected to have a significant impact on our operating cash flows.
Inflation Reduction Act
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. The IRA did not result in any immediate financial statement impacts for the Company. However, the legislation does contain a new corporate alternative minimum tax (AMT) of 15% that will apply to certain corporations provided a specified set of conditions are met. We are currently evaluating whether the AMT will apply to TEP based on the foreign-parent company rules as well as pending interpretive guidance. The AMT will be effective for tax years beginning after December 31, 2022.
Wage Expenses
Payroll Tax Deferred Payments
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020. As permitted by the CARES Act, TEP deferred payment of the employer's portion of social security taxes. In 2020, TEP recorded total deferred deposits of $7 million in Accrued Taxes Other than Income Taxes and Regulatory and Other Liabilities—Other on the Condensed Consolidated Balance Sheets. The aggregate liability balance related to the CARES Act was $2 million as of September 30, 2022, and $4 million as of December 31, 2021. TEP expects to pay the remaining deferred deposits to the IRS by the end of 2022.

Collective Bargaining Agreements
The current collective bargaining agreement between the International Brotherhood of Electrical Workers Local No. 1116 (IBEW) and TEP expired July 31, 2022, with wages in effect through December 2022. IBEW and TEP extended the bargaining agreement through June 30, 2023, including a wage increase. Full negotiations are ongoing.
Environmental Matters
The Environmental Protection Agency (EPA) has the authority to regulate the amount of sulfur dioxide (SO2), nitrogen oxides (NOx), carbon dioxide (CO2), particulate matter, mercury and other by-products produced by generation facilities. We may incur additional costs to comply with future changes in federal and state environmental laws, regulations, and permit requirements at our generation facilities. Environmental laws and regulations are subject to a range of interpretations, which may ultimately be resolved by the courts. Because these laws and regulations continue to evolve, we are unable to predict the impact they may have on our operations and consolidated financial results. Complying with these changes may reduce operating efficiency and increase capital and operating costs. TEP will request recovery of the costs of environmental compliance through cost recovery mechanisms and Retail Rates. See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on the Broadway-Pantano site.
Regional Haze Regulations
The EPA's Regional Haze rule requires emission reductions from certain industrial facilities emitting air pollutants that reduce visibility in national parks and wilderness areas. The rule calls for states to establish goals and emission reduction strategies for improving visibility in these areas. States must submit these goals and strategies to the EPA for approval in the form of a State Implementation Plan (SIP) and must review and submit revisions to the SIP on a periodic basis.
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
TEP conducted the potential emissions controls evaluation, commonly referred to as the four factor analysis, for both facilities. These evaluations were submitted to the ADEQ in March 2020 for the agency's use in developing the revised SIP. The ADEQ submitted the revised SIP to the EPA in August 2022. The EPA issued a letter to the ADEQ finding Arizona's SIP revision complies with the completeness criteria outlined in the rule. By statute, the EPA has one year from the completeness determination to take action on Arizona's SIP revision. Based on current Regional Haze requirement time-frames, TEP anticipates that compliance strategies, if any, will likely be required to be implemented two years after the ADEQ's submission of the revised SIP to the EPA. TEP cannot predict the outcome of these matters at this time but will continue to work with the agency to determine compliance strategies as needed.
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
In 2021, the U.S. Court of Appeals for the D.C. Circuit: (i) vacated the EPA's repeal of the CPP and remanded it back to the EPA for further consideration (the vacatur was later stayed by the court); and (ii) vacated and remanded the ACE rule. Certain petitioners, defending the repeal of the CPP, filed petitions for an order requesting that the U.S. Supreme Court review the decision of the lower court. The U.S. Supreme Court granted the petitions, consolidated the cases, and issued an opinion in June 2022 concerning the scope of the EPA's authority to regulate GHG emissions from existing coal-fired generation facilities under the Clean Air Act in June 2022. The U.S. Supreme Court reversed the D.C. Circuit and remanded the cases back for further proceedings consistent with the June 2022 opinion.
TEP cannot predict the outcome of these matters at this time, but will continue to monitor legal challenges, legislative efforts, and administrative rulemakings.

Coal Combustion Residuals Regulation
In April 2015, the EPA issued a final rule requiring the disposal of coal ash and other Coal Combustion Residuals (CCR) to be managed as a solid waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA) for disposal in landfills and/or surface impoundments. Our share of costs to comply with the CCR rule at Four Corners is estimated to be $3 million. This includes estimated costs for corrective action for two CCR units at the facility. APS, the operating agent of Four Corners, began an assessment of corrective measures in 2019 and completed the assessment in 2022. The proposed final remedy was presented to the public in August 2022, and a final remedy report is being prepared.
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
As of September 30, 2022, the EPA has not taken final action on these proposals. As a result, TEP cannot predict the outcome or timing of the proposed rulemakings.
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
National Pollution Discharge Elimination System Permit
Several environmental non-governmental organizations (Petitioners) sought review of the EPA’s September 2019 issuance of Four Corners’ current National Pollution Discharge Elimination System permit from the EPA Environmental Appeals Board (EAB) in November 2019. The EAB denied the petition in September 2020. In May 2022, the Petitioners, APS, and the EPA executed a settlement agreement. The EPA has procured a contractor to conduct the surface water sampling program as outlined in the settlement agreement and is finalizing the scope of the work for the sampling program. TEP cannot predict the timing or outcome of the proceeding, but we do not expect this matter to have a material impact on our financial statements.
CRITICAL ACCOUNTING ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements and related notes. Management believes that there have been no significant changes during the nine months ended September 30, 2022, to the items that we disclosed as our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K/A.

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

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of September 30, 2022. There was no change in TEP’s internal control over financial reporting during the quarter ended September 30, 2022, that materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Susan M. Gray

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Frank P. Marino

*32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

*	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	October 27, 2022	/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)