Form 10-K
period 2022-12-31
TUCSON ELECTRIC POWER CO
filed 2023-02-10
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, No Par Value (Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter: None
As of February 9, 2023, Tucson Electric Power Company had 32,139,434 shares of common stock, no par value, outstanding, all of which were held by UNS Energy Corporation, an indirect wholly-owned subsidiary of Fortis Inc.
Documents incorporated by reference: None
Tucson Electric Power Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is, therefore, filing portions of this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

DEFINITIONS
The abbreviations and acronyms used in the 2022 Form 10-K are defined below:
INDUSTRY ACRONYMS AND CERTAIN DEFINITIONS

2022 Final FERC Rate Order	In 2019, the FERC issued an order approving TEP's proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings. In 2021, a settlement agreement was filed with the FERC. In 2022, the FERC approved the settlement agreement.
2020 IRP	TEP's 2020 Integrated Resource Plan which calls for TEP to reduce its carbon emissions by 80% and to supply more than 70% of its energy to retail customers from renewable resources by 2035
2020 Rate Order	A rate order issued by the ACC resulting in a new rate structure for TEP, effective on January 1, 2021
2021 Credit Agreement	The 2021 Credit Agreement provides for $250 million of revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively, and a maturity date of October 2026
2022 Rate Case	In June 2022, TEP filed a general rate case with the ACC based on a test year ended December 31, 2021
ABR	Alternate Base Rate
ACC	Arizona Corporation Commission
ACC Refund Order	An order issued by the ACC approving TEP’s proposal to return savings from the Company’s federal corporate income tax rate under the TCJA to its customers through a combination of a customer bill credit and a regulatory liability that reflects the deferral of the return of a portion of the savings, effective May 1, 2018
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASRFP	All-Source Request for Proposals
COVID-19	Coronavirus Disease 2019
CCR	Coal Combustion Residuals
CPP	Clean Power Plan
DG	Distributed Generation
DSM	Demand Side Management
ECA	Environmental Compliance Adjustor
EDIT	Excess Deferred Income Taxes
EE Standards	Energy Efficiency Standards
EIM	Energy Imbalance Market
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
ITC	Investment Tax Credit
IRA	Inflation Reduction Act signed into law on August 16, 2022
IRS	Internal Revenue Service
LFCR	Lost Fixed Cost Recovery
LIBOR	London Interbank Offered Rate
LOC	Letter(s) of Credit
NERC	North American Electric Reliability Corporation
v

NOPR	Notice of Proposed Rulemaking
OATT	Open Access Transmission Tariff
PBI	Performance Based Incentives
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
PSU	Performance-Based Share Units
PTC	Production Tax Credit
PV	Photovoltaic
RCRA	Resource Conservation and Recovery Act
REC	Renewable Energy Credit
Regional Haze	Regional Haze Regulation promulgated by the EPA to improve visibility at national parks and wilderness areas
RES	Renewable Energy Standard
REST	Renewable Energy Standard and Tariff
Retail Rates	Rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment
RMC	Risk Management Committee
RSU	Restricted Share Units
RTM	Resource Transition Mechanism
SERP	Supplemental Executive Retirement Plan
SIP	State Implementation Plan
SOFR	Secured Overnight Financing Rate
TCA	Transmission Cost Adjustor
TCJA	Tax Cuts and Jobs Act
TEAM	Tax Expense Adjustor Mechanism
VEBA	Voluntary Employee Beneficiary Association
VIE	Variable Interest Entity
WIIN	Water Infrastructure Improvements for the Nation
WQARF	Water Quality Assurance Revolving Fund

ENTITIES AND GENERATING STATIONS

APS	Arizona Public Service Company
Fortis	Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada, whose principal executive offices are located at Fortis Place, Suite 1100, 5 Springdale Street, St. John's, NL A1E 0E4
FortisUS	Fortis intermediate holding company
Four Corners	Four Corners Generating Station
Gila River	Gila River Generating Station
Luna	Luna Generating Station
Navajo	Navajo Generating Station
Oso Grande	A 250 MW nominal capacity wind-powered electric generation facility, located in southeastern New Mexico
PNM	Public Service Company of New Mexico
San Juan	San Juan Generating Station
SES	Southwest Energy Solutions, Inc.
Springerville	Springerville Generating Station
Springerville Common Facilities	Portion of the facilities at Springerville used in common with Springerville Unit 1 and Unit 2
SRP	Salt River Project Agricultural Improvement and Power District

Sundt	H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
Tri-State	Tri-State Generation and Transmission Association, Inc.
UASTP	University of Arizona Science and Technology Park
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701
UNS Energy Affiliates	Affiliated subsidiaries of UNS Energy Corporation including UniSource Energy Services, Inc., UNS Electric, Inc., UNS Gas, Inc., and Southwest Energy Solutions, Inc.
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNITS OF MEASURE

AC	Alternating Current
BBtu	Billion British thermal unit(s)
GWh	Gigawatt-hour(s)
kWh	Kilowatt-hour(s)
kV	Kilovolt
MMBtu	Million Metric British thermal units
MW	Megawatt(s)
MWh	Megawatt-hour(s)

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
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of this report. These factors include: voter initiatives and state and federal regulatory and legislative decisions and actions, including changes in tax, inclusive of the Inflation Reduction Act of 2022 and evolving interpretive guidance related thereto, and energy policies and the adoption of new regulations regarding electric service disconnections; any change in the structure of utility service in Arizona resulting from the ACC or state legislature's examination of the state's energy policies; and/or changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; the outcome of the 2022 Rate Case; unfavorable rulings, penalties, or findings by the FERC; regional economic and market conditions that could affect customer growth and electricity usage; the continuation of benefits of participation in the EIM; changes in electricity consumption by retail customers; risks related to climate change, including shifts in weather seasonality and extreme weather events affecting electricity usage of our customers and the performance of our operations; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the expected demand plus reserve margin requirements; the cost of debt and equity capital and access to capital markets and bank markets, which may affect our ability to raise additional capital and use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and a changing interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and related contribution requirements and expenses; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense, including inflationary effects; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting estimates; the ongoing impact of mandated energy efficiency and DG initiatives; changes to long-term contracts; the cost of fuel and power supplies; fluctuations or increases in commodity prices; the ability to obtain coal or natural gas from our suppliers; the timing and cost of generation facility decommissioning and mine reclamation activities; cyber-attacks, data breaches, or other cyberspace attacks to our information security and our operations and technology infrastructure, including attacks that may rise from heightened geopolitical instability; physical attacks to our electric generation, transmission, and distribution assets; the performance of generation facilities, including renewable generation resources; the extent of the impact of a global health crisis on our business and operations, and the economic and societal disruptions resulting therefrom and from the government actions taken in response thereto; and the ongoing implementation of our 2020 IRP.

PART I
ITEM 1. BUSINESS
OVERVIEW OF BUSINESS
General
TEP and its predecessor companies have served the greater Tucson metropolitan area for 130 years. TEP was incorporated in the State of Arizona in 1963. TEP is a regulated electric utility company serving approximately 443,000 retail customers. TEP’s service territory covers 1,155 square miles and includes a population of over one million people in Pima County, as well as parts of Cochise County. TEP's principal business operations include generating, transmitting, and distributing electricity to its retail customers. In addition to retail sales, TEP sells electricity, transmission, and ancillary services to other utilities, municipalities, and energy marketing companies on a wholesale basis. TEP is subject to comprehensive state and federal regulation. The regulated electric utility operation is TEP's only segment.
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
FERC Rates
TEP has a forward-looking OATT formula rate, which updates annually and allows for timely recovery of transmission related costs and an opportunity to earn a reasonable return on its investment. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.
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
The ACC regulates rates charged to retail customers, the siting of generation facilities and transmission systems, the issuance of securities, transactions with affiliated parties, and other utility matters. The ACC also enacts other regulations and policies that can affect TEP's business decisions and accounting practices.
Renewable Energy Standard
The ACC’s RES requires Arizona regulated utilities to supply an increasing percentage of their retail sales from renewable generation sources each year until renewable retail sales represent at least 15% by 2025. The RES also requires that DG account for 30% of the renewable energy requirement. Arizona utilities are required to file an annual RES implementation plan for review and approval by the ACC. TEP currently plans to meet these requirements through a combination of utility-owned resources, PPAs, and customer-sited DG. In 2022, the percentage of retail kWh sales attributable to the RES was approximately 24%, exceeding the 2022 requirement of 12%.
Energy Efficiency Standard
Under the EE Standards, the ACC requires electric utilities to implement cost-effective programs to reduce customers' energy consumption. As of December 31, 2022, TEP’s cumulative annual energy savings was approximately 24%.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations and Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding RES and EE Standards.
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
•DSM — a usage-based charge that recovers the cost of complying with the EE Standards.
•LFCR — a usage-based charge that partially offsets the revenue TEP loses when customers reduce their bills as a result of energy efficiency programs and DG system installations.
•ECA — a usage-based charge that recovers certain costs incurred at TEP's generation facilities to comply with environmental regulations.
•TEAM — a usage-based charge or credit used to pass through certain income tax effects to retail customers, which may include impacts of post-test year tax law changes.
•TCA — a usage-based charge or credit that allows TEP to reflect changes in costs related to investments and expenses included in TEP's FERC OATT formula rate.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations and Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information on TEP's 2022 Rate Case and cost recovery mechanisms.

Customers
Electricity sold to retail and wholesale customers by class of customer and the average number of retail customers over the last five years were as follows:

(sales in GWh)	2022		2021		2020		2019		2018
Electric Sales
Residential	3,879	26%	3,820	25%	4,170	28%	3,698	22%	3,766	24%
Commercial	1,917	13%	1,939	13%	2,005	13%	2,077	13%	2,136	14%
Industrial, non-Mining	1,946	13%	1,893	12%	1,834	12%	1,896	11%	1,949	12%
Industrial, Mining	1,053	7%	1,050	7%	1,086	7%	1,057	6%	1,033	7%
Other	15	—%	16	—%	16	—%	16	—%	16	—%
Total Retail Sales	8,810	60%	8,718	57%	9,111	61%	8,744	53%	8,900	57%
Wholesale, Long-Term (1)	1,659	11%	837	6%	508	4%	490	3%	424	3%
Wholesale, Short-Term (2)	4,203	29%	5,643	37%	5,279	35%	7,257	44%	6,279	40%
Total Electric Sales	14,672	100%	15,198	100%	14,898	100%	16,491	100%	15,603	100%

Average Number of Retail Customers
Residential	400,751	91%	396,562	90%	391,953	90%	387,409	90%	384,021	90%
Commercial	39,547	9%	39,395	9%	39,096	9%	38,838	9%	38,642	9%
Industrial, non-Mining	574	—%	523	—%	491	—%	503	—%	504	—%
Industrial, Mining	4	—%	4	—%	4	—%	4	—%	4	—%
Other	1,875	—%	1,873	1%	1,877	1%	1,872	1%	1,873	1%
Total Retail Customers	442,751	100%	438,357	100%	433,421	100%	428,626	100%	425,044	100%
(1)Increase primarily due to an increase in sales to certain long-term wholesale customers.
(2)Decrease due to the retirement of coal-fired generation and Gila River Unit 2 replacing the generation to serve retail load in 2019.
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
Local, regional, and national economic factors impact the growth in the number of customers in TEP’s service territory. In each of the past five years, TEP’s average number of retail customers increased by approximately 1%. TEP expects the number of retail customers to increase at a rate of approximately 1% in 2023 based on the estimated population growth in its service territory.
TEP’s retail sales volume in 2022 was 8,810 GWh, which is a decrease of 1% from 2018 levels. During the past five years, decreased sales volumes due to variation in weather and state requirements to promote energy efficiency and DG have been tempered by customer growth.
In 2020, due to changes in consumer and business behavior in response to the COVID-19 pandemic, there was a decrease in energy usage by commercial and industrial customers. Due to stay-at-home orders and the adoption of work from home practices, along with record heat in 2020, there was an offsetting increase in energy usage by residential customers starting in the second quarter of 2020. In 2021 and 2022, usage began to return to pre-COVID-19 pandemic patterns.
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
TEP's primary long-term wholesale sale contracts are presented in the table below:

Counterparty	Contracts Expire December 31,
Navajo Tribal Utility Authority	2023
TRICO Electric Cooperative	2024
Navopache Electric Cooperative	2041
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
Energy Imbalance Market
In 2019, TEP signed an agreement with the California Independent System Operator indicating its intent to begin participating in the EIM, which TEP subsequently entered in May 2022. Participation in the EIM is voluntary and available to all balancing authorities in the western United States. In order to participate in the EIM, TEP must continue to demonstrate resource adequacy through a combination of owned or contracted resources. TEP's participation in the EIM: (i) reduces costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources; (ii) allows for more effective integration of renewables; and (iii) enhances reliability through improved system utilization and responsiveness. These benefits are expected to be sustained over the life of TEP's participation in the EIM.
Competition
Retail Customers
TEP is the primary electric service provider to retail customers within its service territory and operates under a certificate of public convenience and necessity as regulated by the ACC.
In 2018, the ACC opened rulemaking dockets to evaluate possible modifications to various clean energy policies including existing renewable energy and energy efficiency goals, integrated resource planning, and retail competition for generation services. In 2019 and 2020, the ACC discussed draft rules related to retail electric competition; however, draft rules have not been officially proposed. In August 2021, a company filed an application with the ACC requesting a certificate of public convenience and necessity that would grant them the authority to provide competitive electric generation service to customers in TEP's service territory. In April 2022, legislation was signed into law that repealed statutes supporting statewide implementation of retail electric competition. The ACC has not yet determined whether to consider the application in light of this legislation. If the ACC chooses to consider this application, TEP would intervene in the matter and oppose the request.
Wholesale Customers
TEP engages in long-term wholesale sales to optimize its generation resources. As a result of its wholesale power activity, TEP competes with other utilities, power marketers, and independent power producers in wholesale markets.

Generation Facilities
As of December 31, 2022, TEP had 3,027 MW of nominal generation capacity, as set forth in the following table. Nominal rating is based on current unit design basis net output, measured in AC:

	Unit		Date	Capacity	Operating	TEP’s Share
Generation Source	No.	Location	In Service	(MW)	Agent	%	(MW)
Natural Gas
Gila River	2	Gila Bend, AZ	2003	550	SRP	100	550
Gila River (1)	3	Gila Bend, AZ	2003	550	SRP	75.0	413
Luna	1	Deming, NM	2006	555	PNM	33.3	185
Sundt	3	Tucson, AZ	1962	104	TEP	100	104
Sundt	4	Tucson, AZ	1967	156	TEP	100	156
Sundt Reciprocating Internal Combustion Engine	1-10	Tucson, AZ	2019-2020	188	TEP	100	188
Sundt Internal Combustion Turbines		Tucson, AZ	1972-1973	50	TEP	100	50
DeMoss Petrie (2)		Tucson, AZ	2001	75	TEP	100	75
North Loop		Tucson, AZ	2001	96	TEP	100	96
Coal
Springerville	1	Springerville, AZ	1985	387	TEP	100	387
Springerville (3)	2	Springerville, AZ	1990	406	TEP	100	406
Four Corners	4	Farmington, NM	1969	785	APS	7.0	55
Four Corners	5	Farmington, NM	1970	785	APS	7.0	55
Renewables
Utility-Owned Renewables		Various	2002-2022	307	TEP	100	307
Total Capacity (4)							3,027
(1)In January 2023, Gila River Unit 3 turbine upgrades increased capacity by 10 MW for a total nominal capacity of 560 MW.
(2)DeMoss Petrie is accompanied by 10 MW of battery storage. Payments for battery storage are accounted for as variable lease costs.
(3)Springerville Unit 2 is owned by San Carlos Resources, Inc., a wholly-owned subsidiary of TEP.
(4)In June 2022, San Juan Unit 1 was retired. TEP held a 50% ownership interest in San Juan Unit 1 with a total nominal capacity of 170 MW.
Springerville Units 3 and 4 are each approximately 400 MW coal-fired generation facilities that are operated, but not owned, by TEP. These facilities are located at the same site as Springerville Units 1 and 2. Tri-State, the lessee of Springerville Unit 3, and SRP, the owner of Springerville Unit 4, compensate TEP for operating the facilities. Tri-State pays an allocated portion of the fixed costs related to the Springerville Common Facilities and Springerville Coal Handling Facilities. SRP owns 17.05% of the Springerville Coal Handling Facilities and 14% of the Springerville Common Facilities.

Utility-Owned Renewables
As of December 31, 2022, TEP owned 57 MW of PV solar generation capacity and 250 MW of wind generation capacity, measured in AC. The following table presents TEP's owned renewable generation resources:

Generation Source	Location	Date/Projected Date in Service	In Service Capacity (MW)	Under Development Capacity (MW)
Solar
Fort Huachuca Phase I & II (1)	Sierra Vista, AZ	2014-2017	18
Raptor Ridge (2)	Tucson, AZ	2022	13
Springerville Solar	Springerville, AZ	2004-2014	13
UASTP Phase I & II (3)	Tucson, AZ	2010-2011	6
Solon Prairie Fire (3)	Tucson, AZ	2012	5
Small Solar Generation (<5MW)	Tucson, AZ	Various	2	3
Wind
Oso Grande (4)	Chaves County, NM	2021	250
Total Capacity			307	3
(1)TEP has a 30-year easement agreement to facilitate operations on behalf of the Department of the Army.
(2)Raptor Ridge was placed in service in June 2022.
(3)UASTP Phase I & II and Solon Prairie Fire are located on properties held under land easements and leases.
(4)Oso Grande is located on properties held under leases.
Renewable Power Purchase Agreements
As of December 31, 2022, TEP had renewable PPAs for 256 MW from solar resources and 179 MW from wind resources as presented in the table below. The solar PPAs contain options that allow TEP to purchase all or part of the related project at a future date. The following table's capacity is measured in AC:

Generation Source	Location	Date/Projected Date in Service	In Service Capacity (MW)	Under Development Capacity (MW)
Solar
Wilmot Solar (1)	Sahuarita, AZ	2021	100
Red Horse	Willcox, AZ	2015	41
Avalon I	Sahuarita, AZ	2014	29
Avra Valley	Marana, AZ	2012	25
Picture Rocks	Marana, AZ	2012	20
Avalon II	Sahuarita, AZ	2016	16
Valencia	Tucson, AZ	2013	10
E.On Tech Park	Tucson, AZ	2012	5
Gato Montes	Tucson, AZ	2012	5
Small PPAs (<5MW) (2)	Various	Various	5
Babacomari North (3)	Cochise County, AZ	TBD		80
Babacomari South (3)	Cochise County, AZ	TBD		80
Wind
Borderlands Wind	Catron County, NM	2021	99
Macho Springs	Deming, NM	2011	50
Red Horse Wind	Willcox, AZ	2015	30
Total Capacity			435	160
(1)Wilmot Solar is accompanied by 30 MW of battery storage. Payments for battery storage are accounted for as variable lease costs.

(2)Iron Horse has 2 MW of capacity accompanied by 10 MW of battery storage. Payments for battery storage are accounted for as variable lease costs.
(3)The commercial operation dates (CODs) were originally set for 2022 and 2023 for Babacomari North and South, respectively. The contracts were subsequently resubmitted through the ASRFP and, if selected, updated CODs will be finalized.
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
TEP is a member of a regional reserve-sharing organization and has reliability and power-sharing relationships with other utilities. These relationships allow TEP to call upon other utilities during emergencies, such as generation facility outages and system disturbances, which reduces the amount of reserves TEP is required to carry as a participant in the regional reserve-sharing organization.
Peak Demand and Future Resources
Peak Demand

(in MW)	2022	2021	2020	2019	2018
Retail Customers	2,273	2,427	2,467	2,367	2,413
In 2022, TEP's generation and purchased resources were sufficient to meet total retail and long-term wholesale peak demand, while maintaining a reserve margin in compliance with reliability criteria set forth by the Western Electricity Coordinating Council, a regional entity with delegated authority from NERC.
Peak demand occurs during the summer months due to the cooling requirements of retail customers in TEP’s service territory. Retail peak demand varies from year-to-year due to weather, energy conservation, DG, economic conditions, and other factors. The decrease in retail peak demand in 2022 compared to the previous four years was primarily due to less extreme heat during peak load. Additionally, the impacts of remote work as a result of COVID-19 in 2021 and 2020 increased peak demand for residential customers in each of those years.
Forecasted retail peak demand for 2023 is 2,429 MW compared with actual peak demand of 2,273 MW in 2022. TEP’s 2023 estimated retail peak demand is based on weather patterns observed over a 10-year period and other factors, including estimates of customer usage. TEP believes that existing generation capacity and PPAs are sufficient to meet the expected demand and reserve margin requirements in 2023.
Future Resources
TEP's strategy on future resources is to continue its transition from carbon-intensive sources to a more sustainable energy portfolio, while maintaining reliability and ensuring rate affordability for its customers.
In June 2020, TEP filed its 2020 IRP, which outlines its plan through 2035 to meet its electric demand while transitioning to a more sustainable energy portfolio. The plan includes a goal to reduce carbon emissions by 80% compared to 2005 by 2035. The IRP proposes to achieve this goal by reducing the Company's dependency on coal-fired generation over the next decade while developing new renewable energy projects like Oso Grande, Raptor Ridge, and energy storage projects to meet electric demand. In February 2022, the ACC acknowledged TEP’s IRP and found it to be reasonable and in the public interest.
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

See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations of this Form 10-K for additional information regarding TEP's 2020 IRP.
Fuel, Purchased Power, and Other Resources
A summary of fuel, purchased power, and other resource information is provided below:

	Average Cost (cents per kWh)			Percentage of Total kWh Resources
	2022	2021	2020	2022	2021	2020
Coal	2.83	2.60	2.51	31%	34%	37%
Natural Gas	5.36	3.36	2.03	42%	46%	49%
Purchased Power, Non-Renewable	7.31	8.88	6.26	14%	10%	9%
Total Non-Renewable				87%	90%	95%

Purchased Power, Renewable	6.76	7.63	9.42	8%	6%	4%
Utility-Owned, Renewable	N/A	N/A	N/A	5%	4%	1%
Total Renewable				13%	10%	5%

Total Fuel, Purchased Power and Other Resources				100%	100%	100%
Coal Supply
The coal used for generation is low-sulfur, bituminous or sub-bituminous coal sourced from mines in Arizona and New Mexico. The table below provides information on the existing coal contracts that supply TEP's generation facilities. The average cost of coal per MMBtu, including transportation, was $2.65 in 2022, $2.48 in 2021, and $2.37 in 2020.

Station	Coal Supplier	2022 Coal Consumption (tons in 000s)	Contract Expiration Date	Average Sulfur Content	Coal Obtained From
Springerville (1)	Peabody CoalSales	1,993	2031	1.0%	Lee Ranch Mine/El Segundo Mine
Four Corners	NTEC	391	2031	0.7%	Navajo Mine
(1)In November 2022, TEP amended and extended its existing coal sales agreement for the supply of coal for Springerville Unit 1 through 2027 and Unit 2 through 2031.
The coal supplies for Springerville Units 1 and 2 are transported approximately 200 miles by railroad from northwestern New Mexico. TEP expects to have access to coal supplies to fulfill the estimated requirements for each of the Springerville units over their respective remaining life.
Coal-Fired Generation Facilities Operated by Others
TEP also participates in a jointly-owned coal-fired generation facility at Four Corners. Four Corners, which is operated by APS, is a mine-mouth generation facility located adjacent to the coal reserves. TEP expects coal reserves available to this jointly-owned generation facility to be sufficient for the remaining life of the station.

Natural Gas Supply
The table below provides information on the natural gas transportation agreements that deliver natural gas to TEP's generation facilities. The average cost of natural gas per MMBtu, including transportation, was $8.35 in 2022, $5.38 in 2021, and $2.19 in 2020. The increase in cost in 2022 compared to 2021 was primarily due to an increase in natural gas prices resulting from increased demand and limited transportation capacity caused by constrained natural gas pipelines. The increase in cost in 2021 compared to 2020 was primarily due to an increase in natural gas prices as a result of a severe winter storm in the southwestern United States in February 2021.

Station	Natural Gas Transportation Counterparty	Contract Expiration Date(s)
Gila	Transwestern Pipeline Co./El Paso Natural Gas Company, LLC	2024-2040
Luna	El Paso Natural Gas Company, LLC	2032
Sundt	El Paso Natural Gas Company, LLC	2023-2040
DeMoss Petrie	Southwest Gas Corporation	Retail Tariff
North Loop	Southwest Gas Corporation	Retail Tariff
Transmission and Distribution
TEP's distribution and transmission facilities are located in Arizona and New Mexico. These facilities are located on property owned by: (i) TEP; (ii) public entities; (iii) private entities; and (iv) Indian Nations. TEP's transmission and distribution systems included approximately 2,232 miles of transmission lines and 7,910 miles of distribution lines as of December 31, 2022.
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
HUMAN CAPITAL
As of December 31, 2022, TEP had 1,675 employees, of which approximately 749 were represented by the International Brotherhood of Electrical Workers Local No. 1116 (IBEW). The collective bargaining agreement between the IBEW and TEP expired in July 2022, with wages in effect through December 2022. The IBEW and TEP extended the collective bargaining agreement through June 30, 2023, including a wage increase. Full negotiations are ongoing. TEP also engages with independent contractors in the ordinary course of its business, as necessary.
Culture
TEP strives to create a positive environment for its employees through various initiatives consistent with its values. The Company believes that the foundation for a diverse and inclusive work environment starts with the Executive Officers and Board of Directors' active involvement in tracking the Company's goals and objectives. TEP's business strategy represents a commitment to help employees thrive by adapting to change, investing in continuous learning, and promoting collaboration, inclusion, and diversity, while deepening the Company's safety culture.
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
Diversity, Equity, and Inclusion
Diversity, equity, and inclusion are an integral part of TEP’s vision and values. TEP values an inclusive culture and the unique contributions, perspectives, and experiences of its employees. TEP continues to identify and focus on behaviors that build strong and positive relationships at work to support an environment of thriving employees. TEP incorporates diversity, equity, and inclusion metrics into its annual goals, and aligns these metrics with business objectives.
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
Workforce Pipeline
TEP's workforce pipeline initiatives center on attracting, engaging, and developing a diverse workforce. Many of these efforts are specifically geared towards investing in: (i) students from historically underserved backgrounds from elementary schools through post-graduate studies; (ii) individuals with disabilities; and (iii) military veterans.
TEP is a Troops to Energy Jobs employer that works with the Center for Energy Workforce Development to match military skills with open positions in a variety of fields within the Company. TEP has sponsored numerous military internships for separating or retiring service members in partnership with Davis-Monthan Air Force Base, among other military bases. As of December 31, 2022, 11% of TEP's employees were military veterans.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive Officers, who are elected annually by TEP’s Board of Directors, acting at the direction of the Board of Directors of UNS Energy, as of January 1, 2023, are as follows:

Name	Age	Position(s) Held	Executive Officer Since
Susan M. Gray (1)	50	President and Chief Executive Officer	2015
Frank P. Marino (1)	58	Senior Vice President and Chief Financial Officer	2013
Todd C. Hixon (1)	56	Senior Vice President, Chief Legal Officer, and Corporate Secretary	2011
Erik B. Bakken	50	Vice President of Energy Resources and Chief Sustainability Officer	2018
Cynthia A. Garcia	55	Vice President of Engineering and Safety and Chief Information Officer	2020
J. Caleb Adcock	39	Vice President, Finance	2023
Dallas J. Dukes	55	Vice President, Customer Experience, Programs and Pricing	2019
Orrin T. Nay	58	Vice President of Field Operations	2022
Christopher W. Norman	47	Vice President, Public Policy and Corporate Strategy	2022
Catherine E. Ries	63	Vice President of Talent	2007
Michael E. Sheehan	55	Vice President of Resource Planning, Fuels and Wholesale Marketing	2020
Amy J. Welander	44	Vice President, General Counsel and Assistant Corporate Secretary	2023
Gail M. Zody-Serbia	45	Vice President of Human Resources	2022
Martha B. Pritz	61	Treasurer	2017
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
Research and development activities are ongoing for new technologies that produce power and/or reduce power consumption, such as renewable energy resources, including energy storage and customer-sited DG, energy-efficient products, and control systems. Continued development and use of these technologies and compliance with the ACC's EE Standards and RES continue to have a negative impact on TEP’s use per customer and overall retail sales. TEP's use per customer declined by an average of 1% per year from 2018 through 2022.
The revenues, results of operations, and cash flows of TEP are seasonal and are subject to weather conditions and customer usage patterns, which are beyond the Company’s control.
Retail Sales
TEP earns the majority of its operating revenue and net income in the third quarter because retail customers increase their air conditioning usage during the summer. Conversely, first quarter net income is limited by relatively mild winter weather in TEP's retail service territory. Unseasonably cool summers or warm winters may reduce customer usage, negatively affecting operating revenues, cash flows, and net income by reducing sales.
Production Tax Credits
Electricity generated from TEP's wind-powered facility depends heavily on wind conditions, turbine availability, and transmission capacity. If such conditions are unfavorable, the facility’s electricity generation and associated PTCs may be reduced, negatively affecting cash tax payments and net income.
TEP is dependent on a small number of customers for a significant portion of future revenues. A reduction in the electricity sales to these customers would negatively affect results of operations, net income, and cash flows at TEP.
TEP’s ten largest customers represented 10% of total revenues in 2022. TEP sells electricity to mines, military installations, and other large commercial and industrial customers. Retail sales volumes and revenues from these customers could decline as a result of, among other things: global, national, and local economic conditions; curtailments of customer operations due to unfavorable market conditions; military base reorganization or closure decisions by the federal government; the effects of energy efficiency; or the decision by customers to self-generate all or a portion of their energy needs. A reduction in retail kWh sales by any one of TEP’s ten largest customers would negatively affect the Company's results of operations, net income, and cash flows.

REGULATORY
TEP's business is significantly impacted by government legislation, regulation and oversight. TEP's inability to recover its costs, earn a reasonable return on its investments, or comply with current regulations would negatively affect its results of operations, net income, and cash flows.
TEP's financial condition is influenced by how regulatory authorities, including the ACC and the FERC, establish the rates TEP can charge customers and authorize rates of return, common equity levels, and the amount of costs that may be recovered from TEP customers. The Company's ability to timely obtain rate adjustments that provide TEP with the opportunity to earn authorized rates of return depends upon timely regulatory action under applicable statutes and regulations and cannot be guaranteed.
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
TEP incurs costs to comply with legislative and regulatory requirements and initiatives, including those relating to clean energy requirements, the deployment of distributed energy resources, and implementation of programs for demand response, customer energy efficiency, and electric vehicles. Initiatives or changes to existing requirements have occurred and could arise again in the future through legislative, regulatory, or other initiatives (including ballot initiatives) on either a federal or state level.
TEP's ability to recover costs, including its investments, associated with legislative and regulatory initiatives will, in large part, depend on the final form of legislative or regulatory requirements. Further increases to rates could negatively affect the affordability of the rates charged to customers, which may negatively affect TEP’s results of operations, net income, and cash flows. In past years, the ACC staff has discussed draft rules for retail competition for generation services. These rules have not been officially proposed, but if such rules were adopted, retail competition could have a negative impact on the Company's results of operations, net income, and cash flows.
ENVIRONMENTAL
TEP is subject to numerous environmental laws and regulations that may increase its cost of operations or expose it to environmental-related litigation and liabilities.
Numerous federal, state, and local environmental laws and regulations affect present and future operations. Those laws and regulations include rules regarding air emissions of conventional pollutants and GHGs, water use, wastewater discharges, solid waste, hazardous waste, and management of CCR. Policy initiatives, such as environmental justice that considers disproportionately adverse environmental impacts on vulnerable communities, may also impact operations.
We have incurred costs in connection with environmental compliance, and we anticipate that we will continue to do so in the future. These laws and regulations can contribute to higher capital expenditures and operating expenses, particularly resulting from enforcement efforts focused on existing generation facilities and compliance standards related to new and existing generation facilities. These laws and regulations generally require TEP to obtain and comply with a wide variety of environmental licenses, permits, authorizations, and other approvals. Both public officials and private individuals may seek to enforce applicable environmental laws and regulations and policies. Failure to comply with applicable laws and regulations, or address certain policies, may result in litigation, the imposition of fines, penalties, and requirements by regulatory authorities for costly equipment upgrades.
Existing environmental laws and regulations may be revised, and new environmental laws and regulations may be adopted or become applicable to the Company's facilities. Increased compliance costs or additional operating restrictions from revised or additional regulation could have a negative effect on TEP's results of operations, particularly if those costs are not timely and fully recoverable from TEP customers. TEP’s obligation to comply with these laws and regulations as a participant or owner in regulated facilities like Springerville and Four Corners, coupled with the financial impact of future climate change legislation, other environmental regulations and policies, and other business considerations, could jeopardize the economic viability of these generation facilities. Additionally, these regulations may jeopardize continued generation facility operations or the ability of individual participants to meet their obligations and willingness to continue their participation in these facilities potentially resulting in an increased operational cost for the remaining participants.
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
FINANCIAL
Additional early closures of TEP's coal-fired generation facilities could result in TEP recognizing regulatory impairments or increased cost of operations if recovery of TEP's remaining investments in such facilities and the costs associated with additional early closures are not permitted through rates charged to customers.
TEP's remaining coal-fired generation facilities may close before the end of their useful lives in response to economic conditions and/or changes in regulation, including any future changes to the ACC's energy rules and/or environmental regulations. If any additional coal-fired generation facilities from which TEP obtains power are closed prior to the end of their useful lives, TEP may need to seek regulatory recovery of the remaining net book value and could incur added expenses relating to accelerated depreciation and amortization, decommissioning, reclamation, and cancellation of long-term coal contracts of such generation facilities. As of December 31, 2022, the net book value of TEP's in service coal-fired generation facilities was $1.0 billion.
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
We rely on access to bank and capital markets as a significant source of liquidity and for capital requirements not satisfied by the cash flows from TEP's operations. Market disruptions such as those experienced in the financial crises of 2008, 2009, and 2020 in the United States and abroad may increase the Company's cost of borrowing or negatively affect TEP's ability to access sources of liquidity needed to finance the Company's operations and satisfy its obligations as they become due. These disruptions may include turmoil in the financial services industry, including substantial uncertainty surrounding particular lending institutions and counterparties with which we do business, increases in interest rates in response to inflationary pressures, unprecedented volatility in the bank and capital markets, and general economic downturns in TEP's utility service territory. If TEP is unable to access credit at reasonable rates, or if the Company's borrowing costs dramatically increase, TEP's ability to finance its operations, meet debt obligations, and execute its financial strategy could be negatively affected. Increases in short-term interest rates would increase the cost of borrowings under TEP's credit facility.
In addition, unfavorable market conditions have and could continue to negatively affect the market value of assets held in its pension and other postretirement defined benefit plans and may increase the amount and accelerate the timing of required future funding contributions.
Changes in power flows in TEP's service territory could require us to redeem or defease some or all of the tax-exempt bonds issued for the Company's benefit, which could result in increased financing costs.
TEP has financed a portion of utility plant assets with the proceeds of industrial development revenue bonds issued by a governmental authority. Interest on these bonds is, subject to certain exceptions, excluded from gross income for federal tax purposes. This tax-exempt status is based, in part, on continued use of the assets for the local furnishing of power within TEP’s two-county retail service area.
As of December 31, 2022, there were outstanding approximately $91 million aggregate principal amount of tax-exempt bonds that financed local furnishing facilities, callable at par on or after March 1, 2023. Depending on changes that may occur to the regional generation mix in the desert southwest, to the regional bulk transmission network, or to the demand for retail power in TEP’s local service area, it is possible that TEP would no longer qualify as a local furnisher of power within the meaning of the Internal Revenue Code. If TEP could no longer qualify as a local furnisher of power, TEP’s tax-exempt local furnishing bonds could be subject to mandatory early redemption by TEP or defeasance to the earliest redemption date, and TEP could be required to pay additional amounts if interest on such bonds was no longer tax-exempt. In addition, the cost of any debt to refinance could be at a higher rate.
OPERATIONAL
The operation of generation facilities and transmission and distribution systems involves risks and uncertainties that could result in reduced generation capability or unplanned outages that could negatively affect TEP’s results of operations, net income, and cash flows.
The operation of generation facilities and transmission and distribution systems involves certain risks and uncertainties, including equipment breakdown or failures, fires and other hazards, lower than expected levels of efficiency or operational performance, and/or disruptions in operations due to union strikes or a labor shortage. Governmental actions and other circumstances that cause continued global supply chain challenges including lead time impacts, price volatility, and other market trends, have and could continue to increase the risk that TEP’s operations could be negatively impacted and/or TEP’s capital spending could increase. If TEP’s generation facilities or transmission and distribution systems operate below expectations, TEP’s operating results could be negatively affected and/or TEP's capital spending could be increased.
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
Climate change impacts regional and global weather conditions and results in extreme weather events, including high temperatures, severe thunderstorms, drought, and wildfires. Changes in weather conditions and extreme weather have occurred in the Western United States and have affected TEP's transmission and distribution systems. Such conditions could impact TEP's service territory, lead to service outages, and/or cause business interruptions, which cause increased capital expenditures and operating expenses. There can be no assurance that physical utility assets will successfully withstand severe weather conditions. In addition, changes in weather conditions or extreme weather events outside of TEP's service territory have and could again result in higher insurance premiums and other costs. These occurrences negatively impact TEP's business and operations, leading to a negative impact on TEP's results of operations, net income, and cash flows.
TEP is subject to seasonal capacity shortfalls which could result in an inability to reliably serve load requirements and could negatively affect TEP’s results of operations, net income, and cash flows.
Increased capacity scarcity in the Western region may result in the inability to meet customer demand. Conditions that could cause a capacity shortfall include but are not limited to: an extreme weather event, regulatory policy, fuel supply shortages related to constrained natural gas pipelines or coal delivery interruptions, coal mine or natural gas well field outages, increased customer demand, unplanned outages, including extensions of planned outages due to equipment failures or other complications, and/or the retirement of generation resources. These conditions may contribute to market price volatility and increased difficulty in procuring market energy. An inability to serve load requirements could negatively affect TEP’s results of operations, net income, and cash flows.
TEP is subject to physical attacks which could have a negative impact on the Company's business and results of operations.
TEP’s generation, transmission, and distribution assets are critical to the provision of electric service to our customers, stability of the bulk electric system, and provide the framework for our service infrastructure. TEP is facing a heightened risk of physical attacks on the Company's electric assets. The Company's electric generation, transmission, and distribution assets are geographically dispersed and are often in rural or unpopulated areas which makes it especially difficult to adequately detect, defend from, and respond to such attacks. The Company relies on the continued operation of these assets, which are part of an interconnected regional electrical grid. Any significant interruption of these assets could prevent the Company from fulfilling its critical business functions including delivering energy to customers. Security threats continue to evolve and adapt. Such attempts could be motivated by a desire to disrupt utility operations or seek financial gain. TEP, the energy industry, and our third-party vendors have been subject to, and will likely continue to be subject to, attempts to disrupt operations through physical security attacks and breaches. Such events or the threat of such events may increase costs associated with heightened security requirements. Despite implementation of security measures, there can be no assurance that the Company will be able to prevent such disruptions.
If, despite TEP's security measures, a significant physical attack occurred, the Company could: (i) have operations disrupted, including a disruption to the stability of the bulk electric system, and/or property damaged; (ii) experience loss of revenues, response costs, and other financial loss; and (iii) be subject to increased regulation, litigation, and damage to the Company's reputation. Any of these outcomes could have a negative impact on TEP's business and results of operations.
TEP is subject to cyber-attacks which could have a negative impact on the Company's business and results of operations.
Cybercrime, which includes the use of malware, computer viruses, and other means for disruption or unauthorized access has increased in frequency, scope, and potential impact in recent years. The Company experiences inherent technological risk due to hacking, viruses, acts of war or terrorism, and other types of data security breaches. The Company's utility business requires access to sensitive customer data, including personal and credit information, in the ordinary course of business. The Company relies on the continued operation of sophisticated digital information technology systems and network infrastructure to operate the utility as part of an interconnected regional electrical grid. TEP's operations technology systems face a heightened risk of cyber-attack due to the critical nature of such infrastructure.
TEP's information technology systems and network infrastructure have been subject to, and will likely continue to be subject to, cyber-attacks from foreign or domestic sources attempting to gain unauthorized access to information and/or information systems through computer viruses and phishing attempts either directly or indirectly through its material vendors or related third parties. Such attempts could be motivated by a desire to disrupt utility operations or seek financial gain.
If, despite TEP's security measures, a significant cybersecurity event or data breach occurred, the Company could: (i) have operations disrupted, have customer information stolen, and experience general business system and process interruption or compromise, including that which prevents TEP from servicing customers, collecting revenues or recording, processing and/or reporting financial information correctly; (ii) experience loss of revenues, response costs, and other financial loss; and (iii) be subject to increased regulation, litigation, and damage to the Company's reputation. Any of these outcomes could have a negative impact on TEP's business and results of operations.
GENERAL RISK FACTORS
Changes in tax regulation may negatively affect the results of operations, net income, and cash flows of TEP.
The Company is subject to taxation by the various taxing authorities at the federal, state and local levels where it does business. Legislation or regulation could be enacted by any of these governmental authorities, which could affect the Company’s tax positions. The IRA was enacted on August 16, 2022. TEP is currently assessing the overall impacts of this legislation and interpretive guidance from tax authorities relating thereto. Legislative and/or regulatory changes have and could continue to impact our results of operations, net income, and cash flows.
The failure to attract, retain, and manage an appropriately qualified workforce could negatively impact TEP’s business and results of operations.
TEP’s business is dependent on its ability to attract, retain, and manage qualified personnel, including key executive officers and skilled professional and technical employees and contractors. Certain events and conditions, such as an aging workforce without available replacements, a shift in employee expectations with respect to compensation and flexible work arrangements, the unavailability of contract resources, and the ongoing need to negotiate collective bargaining agreements with union employees, may lead to significant operating challenges, including lack of resources, loss of knowledge base, time required for skill development, and labor disruptions. If TEP is unable to successfully attract, retain, and manage an appropriately qualified workforce, its business and results of operations could be negatively affected.
The widespread outbreak of an illness, communicable disease, or any other public health crisis could adversely affect our business, results of operations and financial condition.
TEP could be negatively impacted by the widespread outbreak of an illness, communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. The COVID-19 pandemic negatively impacted the economy on a global, national, and local level, disrupted global supply chains, and created volatility and disruption of financial markets. Responses from governmental authorities and companies to reduce the spread of the pandemic affected economic activity through various containment measures including, among others, business closures, work stoppages, quarantine and work-from-home guidelines, limiting capacity at public spaces and events, vaccination requirements, and/or restrictions of global and regional travel.
Another outbreak of an illness, a communicable disease, or any other public health crisis, and any resulting impacts, such as an extended period of global supply chain and/or economic disruption, labor shortages, or government-mandated actions in response to such public health crisis could materially affect TEP’s business, results of operations, access to sources of liquidity, and financial condition.

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
TEP's rights under land easements expire at various times and renewal action by the applicable tribal or federal agencies are required. The ultimate cost of renewal for certain of the rights-of-way for the Company's transmission lines is uncertain. The principal owned generation, distribution, and transmission facilities of TEP are described in Part I, Item 1. Business, Overview of Business and such descriptions are incorporated herein by reference.

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
•results of operations;
•liquidity and capital resources, including capital expenditures, income tax position, and environmental matters;
•critical accounting estimates; and
•new accounting standards issued and not yet adopted.
Management’s Discussion and Analysis includes financial information prepared in accordance with GAAP.
This section of this Form 10-K primarily discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 activity and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in Part II, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Annual Report on Form 10-K.
Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes in Part II, Item 8 of this Form 10-K. For information on factors that may cause our actual future results to differ from those we currently anticipate, see Forward-Looking Information and Part I, Item 1A. Risk Factors of this Form 10-K.
References in this discussion and analysis to "we" and "our" are to TEP.
OUTLOOK AND STRATEGIES
Our financial performance and outlook are affected by many factors, including: (i) global, national, regional, and local economic conditions; (ii) volatility in the financial markets; (iii) environmental laws, regulations, and policies; and (iv) other regulatory and legislative actions. Our plans and strategies include:
•Achieving constructive outcomes in our regulatory proceedings that will provide us: (i) recovery of our full cost of service and an opportunity to earn an appropriate return on our rate base investments; and (ii) updated rates that provide more accurate price signals and a more equitable allocation of costs to our customers.
•Continuing our transition from carbon-intensive sources to a more sustainable energy portfolio, while providing reliability and rate stability for our customers, mitigating environmental impacts, complying with regulatory requirements, leveraging and improving our existing utility infrastructure, and maintaining financial strength. Our goal is to reduce carbon emissions by 80% and to supply more than 70% of our energy to retail customers from renewable resources by 2035. In May 2022, Fortis set a goal to achieve net-zero direct GHG emissions by 2050. The establishment of this additional target reinforces Fortis' commitment, along with that of its subsidiaries, to decarbonize over the long-term, while preserving customer reliability and affordability. These goals may be impacted by various federal and state energy policies, including policies currently under consideration.
•Focusing on our core utility business through operational excellence, promoting economic development in our service territory, investing in infrastructure to ensure reliable service, and maintaining a strong community presence.
Performance - 2022 Compared with 2021
We reported net income of $217 million in 2022 compared with $201 million in 2021. The increase of $16 million, or 8%, was primarily due to:
•$21 million in higher retail revenue primarily due to higher usage as a result of more favorable weather and increased LFCR revenue;
•$17 million in higher margin from wholesale transactions primarily due to an increase in sales volume; and

•$10 million in higher transmission related revenue impacted by favorable market conditions.
The increase was partially offset by:
•$12 million in lower AFUDC due to a decrease in eligible construction expenditures primarily as a result of Oso Grande being placed in service in May 2021;
•$11 million decrease in the value of investments used to support certain post-employment benefits as a result of unfavorable market conditions;
•$6 million in higher base operations and maintenance expenses primarily due to an increase in outside services expense and employee wages expense; partially offset by lower remote plant expenses due to the shutdown of San Juan Unit 1 in June 2022; and
•$5 million in higher depreciation and amortization expense due to an increase in asset base.
FACTORS AFFECTING RESULTS OF OPERATIONS
Several factors affect our current and future results of operations. The most significant factors are related to regulatory matters, generation resource strategy, and weather patterns.
Regulatory Matters
We are subject to comprehensive regulation. The discussion below contains material developments in those matters.
2022 Rate Case
In June 2022, we filed a general rate case with the ACC based on a test year ended December 31, 2021.
Our key 2022 Rate Case proposals are described below:
•a $136 million net increase in retail revenues comprised of the following components:
◦a non-fuel retail revenue increase of $159 million over test year non-fuel retail revenues;
◦a $66 million increase in fuel-related retail revenues, offset by a $71 million reduction in PPFAC revenues; and
◦changes in certain adjustor mechanisms, including DSM, ECA, and RES, which result in an $18 million reduction in revenues.
•a 7.31% return on original cost rate base of $3.6 billion, which includes a cost of equity of 10.25% and an average cost of debt of 3.82%;
•a capital structure for rate making purposes of approximately 54% common equity and 46% long-term debt; and
•a RTM adjustor that is designed to provide more timely recovery of our clean energy investments and replace the ECA.
We requested new rates to be implemented by September 1, 2023. We cannot predict the timing or outcome of this proceeding.
2020 ACC Phase 2 Proceedings
In 2020, the ACC issued a rate order for new rates and established a second phase of our rate case to address the impact on certain communities due to the closures of fossil-based generation facilities (Phase 2). In 2021, the ACC staff opened a generic docket related to this matter and in January 2022, the ACC issued an order delaying Phase 2 until after the completion of the generic docket. In January 2023, the ACC closed Phase 2 and ordered that just and equitable transition issues be considered as part of the 2022 Rate Case.
Energy Imbalance Market
In 2019, we signed an agreement with the California Independent System Operator indicating our intent to begin participating in the EIM that we subsequently entered in May 2022. The EIM is a real-time energy market intended to resource low-cost energy to serve real-time consumer demand across a wide geographic area. Participation in the EIM is voluntary and available to all balancing authorities in the western United States. In order to participate in the EIM, we must continue to demonstrate resource adequacy through a combination of owned or contracted resources. Our participation in the EIM: (i) reduces the costs to serve customers through a more efficient dispatch of a larger and more diverse pool of resources; (ii) allows for more effective integration of renewables; and (iii) enhances reliability through improved system utilization and responsiveness. These benefits are expected to be sustained over the life of our participation in the EIM.
2022 Final FERC Rate Order
In 2019, we filed a proposal with the FERC requesting a forward-looking formula rate intended to allow for a timely recovery of transmission-related costs. The FERC issued an order approving our proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings. As part of the 2022 Final FERC Rate Order, the FERC established hearing and settlement procedures. In December 2021, the settlement agreement was filed with the FERC. In March 2022, the FERC approved the settlement agreement.
Provisions of the settlement agreement include, but are not limited to:
•replacing our stated transmission rates with a single forward-looking formula rate;
•a 9.79% return on equity; and
•elimination of transmission rates that are bifurcated between high-voltage and lower-voltage facilities, as well as elimination of the bifurcated loss factor.
Increased rates charged under the 2022 Final FERC Rate Order were subject to refund and deferred as a regulatory liability. In 2022, TEP returned all amounts in excess of the rates approved in the settlement agreement previously deferred as a regulatory liability. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.
Other FERC Matters
In January 2021, the FERC notified us that it was commencing an audit with the intent to evaluate our compliance with: (i) the accounting requirements of the Uniform System of Accounts; and (ii) the reporting requirements of the FERC Form 1 Annual Report and Supplemental Form 3-Q Quarterly Financial Reports. The audit covers the period of January 1, 2018, to December 31, 2021. On November 4, 2022, the FERC published without prejudice the final audit report with its findings and recommendations. We accepted the findings therein and submitted compliance items related to the audit in January 2023. We do not expect a material financial impact from the results of the audit.
Generation Resource Strategy
Our long-term strategy is to continue our shift from carbon-intensive sources to a more sustainable energy portfolio including expanding renewable energy resources while reducing reliance on coal-fired generation resources. In 2020, we filed our 2020 IRP with the ACC, which provides details on our long-term strategy.
In February 2022, the ACC acknowledged our 2020 IRP, and found it to be reasonable and in the public interest. Our 2020 IRP calls for us to reduce our carbon emissions by 80% and to supply more than 70% of our energy to retail customers from renewable resources by 2035. In April 2022, we issued an ASRFP, which requests new wind and solar generation, energy storage systems, and other resources such as energy efficiency resources. As part of the ASRFP, we received and are evaluating bids for all resource types.
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

Oso Grande
Production Tax Credits
PTCs are per-kWh federal tax credits earned for electricity generated using qualified energy resources, which can be claimed for a 10-year period once a qualifying facility is placed in service. In May 2021, Oso Grande, a qualified energy resource, was placed in service. While costs associated with operating the facility are recorded throughout the year, PTCs are recognized through the effective tax rate provision and are primarily recognized in the third quarter due to weather patterns that contribute to seasonal fluctuations in taxable earnings. We recorded approximately $19 million and $7 million in PTCs related to Oso Grande in 2022 and 2021, respectively. The IRS published PTC rate for electricity produced by a qualified facility using wind was $0.026 for 2022 and $0.025 for 2021.
Contractual Provisions
If actual availability of the Oso Grande wind turbines is below a contractually established availability factor, we are entitled to liquidated damages to partially offset incremental operations and maintenance costs incurred. We recorded reductions related to Oso Grande liquidated damages in Operations and Maintenance on the Consolidated Statements of Income of $3 million and $2 million in the years ended December 31, 2022 and 2021, respectively. The PTCs and liquidated damages will mostly offset the operating expenses of Oso Grande, which is not currently reflected in base rates.
Electricity generated from Oso Grande depends heavily on wind conditions. If such conditions vary from our estimates, the project’s electricity generation and associated PTCs may be substantially different than forecasted.
Arizona Energy Policy
In 2018, the ACC opened rulemaking dockets to evaluate integrated resource planning and retail competition for generation services. In 2019 and 2020, the ACC discussed draft rules related to retail electric competition, but such rules have not been officially proposed. In 2021, a company filed an application with the ACC requesting a certificate of public convenience and necessity that would grant it the authority to provide competitive electric generation service to customers in our service territory. In April 2022, legislation was signed into law that repealed statutes supporting statewide implementation of retail electric competition. The ACC has not yet determined whether to consider the application in light of this legislation.
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
COVID-19 Pandemic Impact
The COVID-19 pandemic caused changes in consumer and business behavior and disrupted economic activity in our service territory. As the pandemic abates and conditions evolve, we continue to evaluate and assess protocols and plans and monitor our workforce, customers, suppliers, and operations. We have not experienced a material impact to our results of operations as a result of the COVID-19 pandemic.
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
The following discussion provides the significant items that affected TEP's results of operations for the year ended 2022 compared to 2021 presented on a pre-tax basis.
Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Years Ended December 31,		Increase (Decrease)	Year Ended December 31,	Increase (Decrease)
(in millions)	2022	2021	Percent	2020	Percent
Operating Revenues
Retail	$1,140	$1,088	4.8%	$1,039	4.7%
Wholesale, Long-Term	99	54	83.3%	34	58.8%
Wholesale, Short-Term (1)	330	238	38.7%	151	57.6%
Transmission	62	50	24.0%	30	66.7%
Springerville Units 3 and 4 Participant Billings	90	95	(5.3)%	78	21.8%
Other	87	68	27.9%	93	(26.9)%
Total Operating Revenues	$1,808	$1,593	13.5%	$1,425	11.8%
(1)Revenues associated with derivatives are primarily returned to retail customers by offsetting the fuel and purchase power costs eligible for recovery through the PPFAC mechanism similar to short-term wholesale sales. As a result, revenues associated with derivatives, other than those specifically associated with long-term contracts, are included in Wholesale, Short-Term in the table above.
TEP reported Operating Revenues of $1,808 million in 2022 compared with $1,593 million in 2021. The increase of $215 million, or 13%, was primarily due to:
•$92 million in higher short-term wholesale sales primarily due to an increase in price; partially offset by a decrease in volume;
•$52 million in higher retail revenue primarily due to higher PPFAC cost recoveries as a result of a higher PPFAC rate and higher usage due to more favorable weather;
•$45 million in higher long-term wholesale sales primarily due to an increase in sales volume;
•$19 million in higher other revenue primarily due to an increase in: (i) LFCR revenues as a result of a rate adjustment; (ii) TCA revenues related to true-ups; and (iii) market prices related to our natural gas transportation asset management agreement; and
•$12 million in higher transmission related revenue impacted by favorable market conditions.

The increase was partially offset by $5 million in lower participant billings related to Springerville Units 3 and 4 planned generation outages in 2021, not recurring in 2022.
The following table provides key statistics impacting Operating Revenues:

	Years Ended December 31,		Increase (Decrease)	Year Ended December 31,	Increase (Decrease)
(kWh in millions)	2022	2021	Percent	2020	Percent
Electric Sales (kWh) (1)
Retail Sales	8,810	8,718	1.1%	9,111	(4.3)%
Wholesale, Long-Term (2)	1,659	837	98.2%	508	64.8%
Wholesale, Short-Term	4,203	5,643	(25.5)%	5,279	6.9%
Total Electric Sales	14,672	15,198	(3.5)%	14,898	2.0%

Average Revenue per kWh (3)
Retail	12.94	12.48	3.7%	11.40	9.5%
Wholesale, Long Term	5.99	6.46	(7.3)%	6.76	(4.4)%
Wholesale, Short-Term	7.62	4.15	83.6%	2.84	46.1%

Total Retail Customers (4)	442,751	438,357	1.0%	433,421	1.1%
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
Operating Expenses
Fuel and Purchased Power Expense
TEP reported Fuel and Purchased Power expense of $771 million in 2022 compared with $606 million in 2021. The increase of $165 million, or 27%, was primarily due to:
•$105 million in higher fuel costs primarily due to an increase in natural gas prices; partially offset by a decrease in Gas-Fired Generation volumes;
•$37 million decrease in PPFAC eligible costs deferred as a regulatory asset for future recovery; and
•$19 million in higher transmission costs due to an increase in transmission purchases.

The following table provides key statistics impacting Fuel and Purchased Power:

	Years Ended December 31,		Increase (Decrease)	Year Ended December 31,	Increase (Decrease)
(kWh in millions)	2022	2021	Percent	2020	Percent
Sources of Energy
Coal-Fired Generation	4,626	5,309	(12.9)%	5,778	(8.1)%
Gas-Fired Generation	6,459	7,285	(11.3)%	7,582	(3.9)%
Utility-Owned Renewable Generation (1)	816	648	25.9%	84	*
Total Generation	11,901	13,242	(10.1)%	13,444	(1.5)%
Purchased Power, Non-Renewable	2,152	1,662	29.5%	1,360	22.2%
Purchased Power, Renewable (2)	1,299	938	38.5%	681	37.7%
Total Generation and Purchased Power (3)	15,352	15,842	(3.1)%	15,485	2.3%

(cents per kWh)
Average Fuel Cost of Generated Power (4)
Coal	2.83	2.60	8.8%	2.51	3.6%
Natural Gas (5)(6)	5.36	3.36	59.5%	2.03	65.5%
Average Cost of Purchased Power (7)
Purchased Power, Non-Renewable (6)	7.31	8.88	(17.7)%	6.26	41.9%
Purchased Power, Renewable	6.76	7.63	(11.4)%	9.42	(19.0)%
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
(4)This metric represents the fuel cost as cents per kWh for coal and natural gas generated power. This number is calculated as fuel cost divided by Total Generation (kWh) for each respective generation source. Management uses this metric to monitor rates and pricing as well as analyze the performance of generation facilities.
(5)Includes realized gains and losses from hedging activity.
(6)In February 2021, a severe winter storm in the southwestern United States drove increased energy demand, limited the availability of natural gas to fuel generation facilities, and increased the cost of natural gas and purchased power. In June 2021, the market price for purchased power increased significantly due to high demand resulting from higher than normal temperatures. In 2022, natural gas prices continued to increase due to extreme weather and limited transportation capacity caused by constrained natural gas pipelines.
(7)This metric represents cost as cents per kWh for renewable and non-renewable purchased power. This number is calculated as purchased power cost divided by Purchased Power (kWh) for each respective form of purchased power. Management uses this metric to compare and monitor the costs of renewable and non-renewable purchased power.
Operations and Maintenance Expense
TEP reported Operations and Maintenance expense of $405 million in 2022 compared with $397 million in 2021. The increase of $8 million, or 2%, was primarily due to:
•$15 million in higher outside services expense and employee wages expense; and
•$3 million in higher REST and DSM expenses primarily due to higher program expenses, including customer rebates.

The increase was partially offset by:
•$8 million in lower operations expense related to the retirement of San Juan Unit 1 in June 2022; and
•$4 million in lower reimbursable maintenance expense related to Springerville Unit 4 planned outages in 2021, not recurring in 2022.
Depreciation and Amortization Expense
TEP reported Depreciation and Amortization expense of $251 million in 2022 compared with $246 million in 2021. The increase of $5 million, or 2%, was primarily due to an increase in asset base; partially offset by the retirement of San Juan Unit 1.
Other Income (Expense)
TEP reported Other Expense of $67 million in 2022 compared with $49 million in 2021. The increase of $18 million, or 37%, was primarily due to:
•$14 million in lower AFUDC primarily due to a decrease in eligible construction expenditures as a result of Oso Grande being placed in service in May 2021; and
•$11 million decrease in the value of investments used to support certain post-employment benefits as a result of unfavorable market conditions.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Any extended period of economic disruption could affect our business and financial conditions, and access to sources of liquidity. Cash flows vary during the year with cash flows from operations typically being the lowest in the first quarter of the year and highest in the third quarter due to TEP's summer peaking load. We face market risks associated with fluctuations in commodity prices, which can temporarily affect our cash flows prior to recovery through regulatory mechanisms. We cannot project the future level of commodity prices or their volatility. We use our revolving credit as needed to fund our business activities. We believe that we have sufficient liquidity under the 2021 Credit Agreement to meet short-term working capital needs and to provide credit enhancement as necessary under energy procurement and hedging agreements. The availability and terms under which we have access to external financing depend on a variety of factors, including our credit ratings and conditions in the bank and capital markets.
Available Liquidity

(in millions)	December 31, 2022
Cash and Cash Equivalents	$16
Amount Available under Revolving Credit Agreement (1)	245
Total Liquidity	$261
(1)The 2021 Credit Agreement provides for revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively, and a maturity date of October 2026. See Access to Credit Agreement below.
Future Liquidity Requirements
We expect to meet all of our short-term and long-term financial obligations and other anticipated cash outflows for the foreseeable future. These obligations and anticipated cash outflows include but are not limited to: (i) dividend payments; (ii) debt maturities; (iii) employee benefit obligations; and (iv) known commitments and other contractual obligations including forecasted capital expenditures.
See Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding TEP's market risks and Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding TEP's financing arrangements.

Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing and financing activities:

	Years Ended		Increase (Decrease)	Year Ended	Increase (Decrease)
(in millions)	2022	2021	Percent	2020	Percent
Operating Activities	$509	$428	18.9%	$466	(8.2)%
Investing Activities	(510)	(549)	(7.1)%	(867)	(36.7)%
Financing Activities	19	72	(73.6)%	455	(84.2)%
Net Increase (Decrease)	18	(49)	*	54	*
Beginning of Period	33	82	(59.8)%	28	192.9%
End of Period (1)	$51	$33	54.5%	$82	(59.8)%
* Not meaningful
(1)Calculated on rounded data and may not correspond exactly to amounts on the Consolidated Statements of Cash Flows.
Operating Activities
Net cash flows provided by operating activities increased by $81 million in 2022 compared with 2021 primarily due to: (i) higher retail revenue primarily due to higher PPFAC cost recoveries as a result of a higher PPFAC rate, higher sales due to more favorable weather, and increased LFCR revenue; (ii) changes in working capital related to the timing of billing collections and cash collateral deposits received from counterparties due to high natural gas forward prices; and (iii) higher margin from wholesale transactions primarily due to an increase in sales volumes.
The increase was partially offset by higher base operations and maintenance expenses primarily due to an increase in outside services expense and employee wages expense; partially offset by lower remote plant expenses due to the shutdown of San Juan Unit 1 in June 2022.
Investing Activities
Net cash flows used for investing activities decreased by $39 million in 2022 compared with 2021 primarily due to a decrease in cash paid for capital expenditures in 2022.
Financing Activities
Net cash flows provided by financing activities decreased by $53 million in 2022 compared with 2021 primarily due to: (i) a decrease in equity contributions from UNS Energy; (ii) an increase in dividends declared and paid to UNS Energy; and (iii) lower proceeds from credit facility borrowings, net of repayments.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of December 31, 2022, TEP had no short-term investments.
Access to Credit
We have access to working capital through our credit agreement with lenders.
Amounts borrowed from the 2021 Credit Agreement are used for working capital and other general corporate purposes. LOCs will be issued from time to time to support energy procurement, hedging transactions, and other business activities. As of December 31, 2022, there was $245 million available under the 2021 Credit Agreement, which reflects no outstanding borrowings and a $5 million LOC issued with fees that accrue at a rate of 1.025% per annum.
See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding our 2021 Credit Agreement.

Debt Financing
We use debt financing to meet a portion of our capital needs and lower our overall cost of capital. Our cost of capital is also affected by our credit ratings. In December 2020, the ACC issued an order granting TEP financing authority that took effect January 1, 2021. The order provides authority through December 2025 for: (i) a maximum amount of long-term debt outstanding not to exceed $2.9 billion; (ii) parent equity contributions up to $700 million; and (iii) credit facilities not to exceed $300 million in the aggregate. In May 2022, we filed a Form S-3 with the SEC.
TEP has, from time to time, refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, we may refinance other debt issuances or repurchase debt.
•In June 2022, TEP redeemed at par prior to maturity $16 million aggregate principal amount of fixed rate tax-exempt bonds bearing interest at a rate of 4.50% per annum.
•In March 2022, TEP redeemed at par prior to maturity $177 million aggregate principal amount of fixed rate tax-exempt bonds bearing interest at a rate of 4.50% per annum.
•In February 2022, TEP issued and sold $325 million aggregate principal amount of 3.25% senior unsecured notes due May 2032 with proceeds used to redeem debt and for general corporate purposes.
We anticipate issuing long-term debt in the first quarter of 2023, and plan to amend the 2021 Credit Agreement to provide for the transition to SOFR-based borrowings before the end of the second quarter of 2023.
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of December 31, 2022, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- and A3, respectively.
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
Debt Covenants
Under certain agreements, should TEP fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of December 31, 2022, TEP was in compliance with these covenants.
We do not have any provisions in any of our debt agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contributions from Parent
TEP received no equity contributions from UNS Energy in 2022 and received an equity contribution of $50 million in 2021. The proceeds provided additional liquidity to TEP and were used for investments in generation, transmission, and distribution assets.
Dividends Declared and Paid to Parent
TEP declared and paid $100 million in dividends to UNS Energy in 2022 and $63 million in 2021.
Master Trading Agreements
TEP conducts its wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, TEP may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits established for TEP based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of December 31, 2022, TEP had no cash posted as collateral to provide credit enhancement related to our wholesale marketing or risk management activities.

Capital Expenditures
TEP's routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. TEP is prioritizing capital projects to mitigate supply chain risk particularly in view of heightened geopolitical instability and global supply chain challenges. In 2022, total capital expenditures of $458 million included: (i) investments in distribution and transmission assets including initial payments for the construction of the Vail to Tortolita 230kV transmission line and a payment for a transmission right of way; and (ii) final payments in the Raptor Ridge project. In 2021, total capital expenditures of $499 million included: (i) investments in distribution and transmission assets; and (ii) $10 million in payments for the Oso Grande project.
Our forecasted capital expenditures presented below exclude amounts for AFUDC equity and other non-cash items:

	Years Ended December 31,
(in millions)	2023	2024	2025	2026	2027
Generation Facilities:
Renewable Energy (1)	$235	$41	$136	$298	$224
Other Generation Facilities	68	45	89	70	35
Total Generation Facilities	303	86	225	368	259
Transmission and Distribution (2)	293	289	312	276	283
General and Other (3)	85	69	80	71	66
Total Capital Expenditures	$681	$444	$617	$715	$608
(1)Includes investments in renewable energy and battery energy storage systems, which we expect will allow us to continue our long-term strategy of transitioning to a more sustainable energy portfolio.
(2)Investments in transmission capacity and distribution system reliability.
(3)Includes cost for information technology, fleet, facilities, and communication equipment.
These estimates are subject to continuing review and adjustment. Actual capital expenditures may differ from these estimates due to fluctuations in business and market conditions, including inflationary pressures, construction schedules, labor shortages and/or labor strikes, possible early plant closures, changes in generation resources, environmental requirements, state or federal regulations, new or changing commitments, and other factors. We expect to pay for forecasted capital expenditures with internally generated funds and external financings, which may include issuances of long-term debt, other borrowings, or equity contributions.
Income Tax Position
Under the terms of the tax sharing agreement with UNS Energy, we received net refunds of $5 million in 2022 and made net payments of $7 million in 2021 related to federal income tax returns. Future payment obligations are subject to change and are not expected to have a significant impact on our operating cash flows.
Inflation Reduction Act
On August 16, 2022, President Biden signed the IRA into law. The IRA did not result in any immediate financial statement impacts for the Company. However, the legislation enacted a new corporate AMT of 15% that will be effective for tax years beginning after December 31, 2022. We expect to be subject to the new AMT based on our status as a member of a foreign-parented multinational group.
Environmental Matters
The EPA has the authority to regulate the amount of SO2, NOx, CO2, particulate matter, mercury and other by-products produced by generation facilities. We may incur additional costs to comply with future changes in federal and state environmental laws, regulations, and permit requirements at our generation facilities. Environmental laws and regulations are subject to a range of interpretations, which may ultimately be resolved by the courts. Because these laws and regulations continue to evolve, we are unable to predict the impact they may have on our operations and consolidated financial results. Complying with these changes may reduce operating efficiency and increase capital and operating costs. TEP expects recovery of the costs of environmental compliance through cost recovery mechanisms and Retail Rates. See Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information on the Broadway-Pantano site.
We capitalized $2 million in 2022 and $3 million in 2021 in costs incurred to comply with environmental rules and regulations.

In addition, we recorded operations and maintenance expenses related to environmental compliance of $6 million in each of 2022 and 2021. We expect environmental compliance related capital expenditures of $2 million in each of 2023 and 2024 and $1 million in each of 2025, 2026 and 2027. TEP will request recovery from its customers of the costs of environmental compliance through cost recovery mechanisms and Retail Rates.
Regional Haze Regulations
The EPA's Regional Haze rule requires emission reductions from certain industrial facilities emitting air pollutants that reduce visibility in national parks and wilderness areas. The rule calls for states to establish goals and emission reduction strategies for improving visibility in these areas. States must submit these goals and strategies to the EPA for approval in the form of a SIP and must review and submit revisions to the SIP on a periodic basis.
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
TEP conducted the potential emissions controls evaluation, commonly referred to as the four factor analysis, for both facilities. These evaluations were submitted to the ADEQ in March 2020 for the agency's use in developing the revised SIP. The ADEQ submitted the revised SIP to the EPA in August 2022. The EPA issued a letter to the ADEQ finding Arizona's SIP revision complies with the completeness criteria outlined in the rule. By statute, the EPA has one year from the completeness determination to take action on Arizona's SIP revision. Based on current Regional Haze requirement timeframes, TEP anticipates that compliance strategies, if any, will likely be required to be implemented two years after the ADEQ's submission of the revised SIP to the EPA. TEP cannot predict the outcome of these matters at this time but will continue to work with the ADEQ to determine compliance strategies as needed.
Greenhouse Gas Regulation
In August 2015, the EPA issued the CPP limiting CO2 emissions from existing and new fossil fuel-based generation facilities. The CPP established state-level CO2 emission rates and mass-based goals that applied to fossil fuel-based generation.
In June 2019, the EPA repealed the CPP and issued the Affordable Clean Energy (ACE) rule, establishing new emission guidelines for existing coal-fired generation facilities based on the Best System of Emission Reduction (BSER) for GHG emissions. The BSER for GHG emissions from existing coal-fired generation facilities is defined as Heat-Rate Improvements that can be applied at the source. The states would then use these emission guidelines to establish state performance standards, considering source specific factors such as the remaining useful life of an individual unit.
In 2021, the U.S. Court of Appeals for the D.C. Circuit: (i) vacated the EPA's repeal of the CPP and remanded it back to the EPA for further consideration (the vacatur was later stayed by the court); and (ii) vacated and remanded the ACE rule. Certain petitioners, defending the repeal of the CPP, filed petitions for an order requesting that the U.S. Supreme Court review the decision of the lower court. The U.S. Supreme Court granted the petitions, consolidated the cases, and issued an opinion in June 2022 concerning the scope of the EPA's authority to regulate GHG emissions from existing coal-fired generation facilities under the Clean Air Act in June 2022. The U.S. Supreme Court reversed the D.C. Circuit and remanded the cases back for further proceedings consistent with the June 2022 opinion. In September 2022, the EPA announced the opening of a non-rulemaking docket for public comments on the EPA's efforts to reduce GHG emissions from existing fossil fuel-based generation facilities. Comments may be submitted to the EPA on or before March 27, 2023.
TEP cannot predict the outcome of these matters at this time, but will continue to monitor legal challenges, legislative efforts, and administrative rulemakings.
Coal Combustion Residuals Regulation
In April 2015, the EPA issued a final rule requiring the disposal of coal ash and other CCR to be managed as a solid waste under Subtitle D of the RCRA for disposal in landfills and/or surface impoundments. Our share of costs to comply with the CCR rule at Four Corners is estimated to be $3 million. This includes estimated costs for corrective action for two CCR units at the facility. APS, the operating agent of Four Corners, began an assessment of corrective measures in 2019, and completed the assessment in 2022. The proposed final remedy was presented to the public in August 2022, and a final remedy report is being prepared.

Since these regulations were finalized, the EPA has taken steps to further modify the rule. The following are pending rulemakings:
•In December 2016, Congress approved the WIIN Act, which gave the EPA authority to either authorize states to establish their own permit program under RCRA for implementing regulation of CCR or issue federal permits in states without a program and on tribal lands. In accordance with the WIIN Act, the EPA proposed to establish a federal CCR permit program on February 20, 2020. Public comment on the EPA's proposal closed in August 2020.
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
As of December 31, 2022, the EPA has not taken final action on these proposals. As a result, TEP cannot predict the outcome or timing of the proposed rulemakings.
Effluent Limitation Guidelines
In 2015, as part of the Clean Water Act, the EPA published the final Steam Electric Power Generating category Effluent Limitation Guidelines and Standard rule, revising standards and limitations for coal-fired generation wastewater discharges. The rule established new or additional ELGs for wastewater discharges associated with fly ash, bottom ash, flue gas desulfurization, flue gas mercury control, and gasification of fuels such as coal and petroleum coke. With the exception of Four Corners, none of TEP's coal-fired generation facilities are subject to the rule.
In response to legal challenges, the EPA revised the ELGs and issued a final rule on August 31, 2020, which became effective December 14, 2020. The final rule revised requirements for flue gas desulfurization wastewater and bottom ash transport water (BATW). To comply with the revised ELGs prior to the December 31, 2023, regulatory compliance date, APS will install and operate a BATW recycle system at Four Corners. Additionally, APS filed a National Pollution Discharge Elimination System permit modification request in January 2021. APS has been working with the EPA on the permit modification, including the establishment of compliance dates for the evaluation and testing of the BATW recycle system, and the establishment of interim discharge limits for operations between 2023 and 2025. TEP cannot predict the timing or final outcome of the permitting effort at this time. Our share of the cost to comply with the revised ELGs at Four Corners is estimated to be $3.3 million.
National Pollution Discharge Elimination System Permit
Several environmental non-governmental organizations (Petitioners) sought review of the EPA’s September 2019 issuance of Four Corners’ current National Pollution Discharge Elimination System permit from the EPA Environmental Appeals Board (EAB) in November 2019. The EAB denied the petition in September 2020. In May 2022, the Petitioners, APS, and the EPA executed a settlement agreement. The EPA has procured a contractor to conduct the surface water sampling program as outlined in the settlement agreement. The sampling program was finalized in December 2022. TEP cannot predict the timing or outcome of the surface water sampling program, but we do not expect this matter to have a material impact on our financial statements.
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
Accounting for Regulated Operations
We account for our regulated electric operations in accordance with accounting standards that allow the actions of our regulators, the ACC and the FERC, to be reflected in our financial statements. Regulator actions may cause us to capitalize certain costs that would be recorded as an expense, or in AOCI, in the current period by unregulated companies. We evaluate regulatory assets and liabilities each period and believe future recovery or settlement is probable. Our assessment includes consideration of recent rate orders, historical regulatory treatment of similar costs, and changes in the regulatory and political environment. If management's assessment is ultimately different than actual regulatory outcomes, the impact on our results of operations, financial position, and future cash flows could be material.

As of December 31, 2022, regulatory liabilities net of regulatory assets in the balance sheet totaled $118 million. There are no current or expected changes in the regulatory environment that impact our ability to apply accounting guidance for regulated operations. If we conclude in a future period that our operations no longer meet the criteria in this guidance, we will record our pension and other postretirement plan regulatory assets or liabilities in AOCL and recognize other regulatory assets and liabilities on the income statement. The impact of this change would be material to our financial statements. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding regulatory matters.
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
TEP identified legal obligations to retire generation facilities specified in land leases for its jointly-owned Four Corners, Navajo and San Juan facilities. Four Corners and Navajo reside on land leased from the Navajo Nation. The provisions of the Four Corners' lease require the lessees to remove the facilities at Four Corners upon request of the Navajo Nation at expiration of the lease. TEP is currently incurring costs to remove facilities at Navajo at the request of the Navajo Nation. TEP also has certain environmental obligations at Gila River, Luna, Sundt and Springerville. TEP estimates that its share of the AROs to remove the Navajo and Four Corners facilities and settle the Luna, San Juan, Sundt, Gila River, and Springerville environmental and contractual obligations will be approximately $201 million at the retirement dates. Additionally, TEP entered into land lease agreements or land easement agreements with certain landowners for the installation of PV and wind assets. The provisions of the PV and wind land leases or land easements require TEP to remove the PV or wind facilities upon expiration of the agreements. In addition, TEP is required to properly dispose of or recycle certain PV assets under RCRA. We estimate our ARO related to the PV and wind assets to be approximately $50 million at the retirement dates. We have identified no other legal obligations to retire generation assets.
TEP has various transmission and distribution lines that operate under land easements and rights-of-way that contain end dates and may contain site restoration clauses. TEP operates transmission and distribution lines as if they will be operated in perpetuity and will continue to be used or sold without land remediation. As such, there are no AROs for these assets.
The total net present value of our ARO liability recorded in Other on the Consolidated Balance Sheets was $121 million as of December 31, 2022. See Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding AROs.
Additionally, ACC approved depreciation rates include a component designed to accrue the future costs of retiring assets for which no legal obligations exist. The accumulated balances are recorded as a regulatory liability and represent non-legal estimated cost of removal accruals, less actual removal costs incurred, net of salvage proceeds realized. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding future net cost of removal.

Pension and Other Postretirement Benefit Plan Assumptions
TEP records the underfunded amount for its pension and other postretirement obligations as a current liability, noncurrent liability, or combination of both, and records the overfunded amount as a noncurrent asset. For plans other than the SERP, amounts not yet recognized in the income statement are recorded as a regulatory asset or liability to reflect expected recovery or refund of pension and other postretirement obligations or benefits through rates charged to retail customers. As the funded status, discount rates, and actuarial facts change, the liability and asset balances may vary significantly in future years. Key assumptions used include:
•discount rates used to determine obligations;
•expected returns on plan assets;
•compensation increases;
•mortality assumptions; and
•healthcare cost trend rates.
Discount Rates
As of December 31, 2022, TEP discounted its future pension plan obligations at a rate of 5.7% and its other postretirement plan obligations at a rate of 5.6%. The discount rate for future pension plan and other postretirement plan obligations is determined annually based on the rates currently available on high-quality, non-callable, long-term bonds. The discount rate is based on a corporate yield curve using an average yield between the 60th and 90th percentile of AA-graded U.S. corporate bonds with future cash flows that match the timing and amount of expected future benefit payments.
Expected Returns on Plan Assets
To establish the expected return on assets assumption, TEP reviews the asset allocation and develops return assumptions for each asset class based on advice from an investment consultant and the pension’s actuary that includes both historical performance analysis and forward-looking views of the financial markets. As of December 31, 2022, TEP assumed that its pension plans’ assets would generate a long-term rate of return of 7.5%.
Compensation Increases
As of December 31, 2022, TEP used a rate of compensation increase of 2.9% to measure pension obligations.
Mortality
The PRI-2012 mortality table projected with a modified version of improvement scale MP-2020 with 15-year convergence and a 0.75% long-term rate was utilized to measure pension obligations as of December 31, 2022 and 2021.
Healthcare Cost Trend Rates
TEP used a current year healthcare cost trend rate range between 6.0% and 7.0% in valuing its other postretirement benefit obligation as of December 31, 2022. This rate reflects both market conditions and historical experience.

Sensitivity Analysis
The table below shows the effect on TEP's expense and obligation of a 100-basis point change to its assumptions as of December 31, 2022:

	Effect on Expense		Effect on Obligation
(in millions)	Increase	Decrease	Increase	Decrease
Change to Pension
Discount Rate	$(8)	$11	$(48)	$60
Long-Term Rate of Return on Plan Assets	(5)	5	N/A	N/A
Change to Other Postretirement Benefits
Discount Rate	—	1	(7)	8
Long-Term Rate of Return on Plan Assets	—	—	N/A	N/A
Healthcare Cost Trend Rate	2	(1)	7	(6)
In 2023, TEP will incur pension costs of $10 million and other postretirement benefit costs of $6 million. TEP expects to record: (i) $13 million to operations and maintenance expense; and (ii) $3 million to capital. In 2023, TEP expects to make pension plan contributions of $7 million and other retiree benefit payments of $6 million.
See Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further details regarding TEP's pension plans and other postretirement benefit plan expenses and obligations.
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
The market prices used to determine fair values for TEP’s derivative instruments as of December 31, 2022, are estimated based on various factors including broker quotes, exchange prices, over the counter prices, and time value.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TEP is exposed to certain market risks that can affect asset and liability fair value, results of operations, and cash flows. TEP's significant market risks are primarily associated with interest rates, commodity prices, and extension of credit to counterparties. TEP may enter into interest rate swaps and financing transactions to manage changes in interest rates. TEP has a RMC responsible for the oversight of commodity price risk and credit risk related to wholesale energy marketing and power procurement activities. To limit TEP’s exposure to commodity price risk, the RMC sets trading and hedging policies and limits, which are reviewed frequently to respond to constantly changing market conditions. To limit TEP’s exposure to credit risk, the RMC reviews counterparty credit exposure as well as credit policies and limits on a regular basis.
Interest Rate Risk
Credit Agreement
TEP is subject to interest rate risk resulting from changes in interest rates on borrowings under the 2021 Credit Agreement. The interest rate paid on borrowings is variable. Amounts borrowed under the credit agreement are made on either the basis of a spread over LIBOR or an ABR. As a result, TEP may experience significant volatility in the rates paid on LIBOR borrowings under its credit agreements. TEP plans to amend the 2021 Credit Agreement to provide for the transition to SOFR-based borrowings before the end of the second quarter of 2023.
The 2021 Credit Agreement provides for: (i) $250 million in revolving credit commitments; (ii) a $15 million swingline sublimit; and (iii) a $50 million LOC sublimit. The agreement matures in October 2026. As of December 31, 2022, TEP had no outstanding borrowings under the revolving credit facility and a $5 million LOC posted.
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
Certain commodity contracts qualify as derivatives and are recorded at fair value. The changes in fair value of such contracts have a high correlation to price changes in the hedged commodities. The following table shows the changes in fair value of our derivative positions:

(in millions)	2022	2021	2020
Unrealized Net Gain (Loss) Recorded to Regulatory (Assets) Liabilities	$72	$62	$21
TEP's derivative contracts mature on various dates through 2029. The table below displays the valuation methodologies and maturities of derivative contracts by source of fair value:

	Unrealized Gain (Loss) of TEP’s Hedging Activities
	Maturity 0 – 6 months	Maturity 6 – 12 months	Maturity over 1 yr.	Total Unrealized Gain (Loss)
(in millions)	December 31, 2022
Prices Actively Quoted	$9	$5	$73	$87
Sensitivity Analysis of Derivatives
TEP uses sensitivity analysis to measure the potential impact of favorable and unfavorable changes in market prices on the fair value of its derivative contracts. We primarily record unrealized gains and losses as either a regulatory asset or liability. As contracts settle, the unrealized gains and losses are reversed and realized gains or losses are recorded to the PPFAC. For derivatives related to the purchase and sale of power, a 10% change in the market price of purchased power would affect unrealized positions reported as a regulatory asset or liability by approximately $1 million. For derivatives related to natural gas price hedges, a 10% change in the market price of energy would affect unrealized positions reported as a regulatory asset or liability by approximately $33 million.

Coal Supply Agreements
We are subject to fuel price risk from changes in the price of coal used to fuel our coal-fired generation facilities. We mitigate risk by using long-term coal supply agreements with limited price movement. Our coal supply agreements expire in 2031. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources and Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.
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
We have entered into short-term and long-term transactions related to our wholesale marketing and gas hedging activities with various counterparties. As of December 31, 2022, our total credit exposure was approximately $122 million, and we had approximately $4 million of exposure to non-investment grade counterparties.
As of December 31, 2022, we had no cash posted as collateral to provide credit enhancement. As of December 31, 2022, we held approximately $15 million in collateral from our wholesale counterparties.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of
Tucson Electric Power Company
Tucson, Arizona
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tucson Electric Power Company and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, changes in stockholder's equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant or plant under construction, (3) potential refunds to customers and (4) probability of potential charges related to the abandonment of regulated plants. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the regulatory authorities will not approve full recovery of the costs incurred. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the regulatory authorities included the following, among others:
•We evaluated the effectiveness of management’s controls over the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory rate orders and settlements issued by the regulatory authorities for the Company and other public utilities in Arizona, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the regulatory authorities’ treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.
•For regulatory matters in process, we inspected the Company’s filings with the regulatory authorities and the filings with the regulatory authorities by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.
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
•We inspected regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. For significant projects that were over budget or if full recovery of project costs is being challenged by intervenors, we evaluated management’s assessment of the probability of a disallowance of such costs.

/s/ Deloitte & Touche LLP

Tempe, Arizona
February 9, 2023
We have served as the Company's auditor since 2017.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Operating Revenues	$1,808,082	$1,592,586	$1,424,741

Operating Expenses
Fuel	504,757	399,914	302,637
Purchased Power	209,790	204,264	146,968
Transmission and Other PPFAC Recoverable Costs	84,323	65,583	52,860
Increase (Decrease) to Reflect PPFAC Recovery Treatment	(27,643)	(64,155)	12,565
Total Fuel and Purchased Power	771,227	605,606	515,030
Operations and Maintenance	405,438	397,095	351,584
Depreciation	211,008	201,524	189,051
Amortization	40,045	43,995	28,754
Taxes Other Than Income Taxes	63,706	62,010	58,222
Total Operating Expenses	1,491,424	1,310,230	1,142,641

Operating Income	316,658	282,356	282,100

Other Income (Expense)
Interest Expense	(85,217)	(86,865)	(88,214)
Allowance For Borrowed Funds	2,756	6,624	9,480
Allowance For Equity Funds	8,170	17,885	22,847
Unrealized Gains (Losses) on Investments	(7,094)	3,898	1,741
Other, Net	14,414	9,823	4,903
Total Other Income (Expense)	(66,971)	(48,635)	(49,243)

Income Before Income Tax Expense	249,687	233,721	232,857
Income Tax Expense	32,262	32,476	41,452
Net Income	$217,425	$201,245	$191,405
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net Income	$217,425	$201,245	$191,405
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	211,008	201,524	189,051
Amortization Expense	40,045	43,995	28,754
Amortization of Debt Issuance Costs	3,000	2,829	2,721
Use of Renewable Energy Credits for Compliance	44,762	45,815	44,517
Deferred Income Taxes	32,825	37,217	39,408
Pension and Other Postretirement Benefits Expense	12,207	15,342	14,883
Pension and Other Postretirement Benefits Funding	(17,818)	(20,806)	(21,018)
Allowance for Equity Funds Used During Construction	(8,170)	(17,885)	(22,847)
Regulatory Deferral, ACC Refund Order	—	—	(7,705)
Changes in Current Assets and Current Liabilities:
Accounts Receivable	(120,780)	(18,738)	(19,019)
Materials, Supplies, and Fuel Inventory	(12,953)	(18,445)	(3,460)
Regulatory Assets	(76,900)	(59,542)	5,339
Other Current Assets	(2,205)	4,670	(8,311)
Accounts Payable and Accrued Charges	132,796	14,979	(20,885)
Income Taxes Receivable/Payable	—	(3,271)	10,245
Regulatory Liabilities	(2,615)	(9,599)	41,287
Other, Net	56,783	8,724	1,689
Net Cash Flows—Operating Activities	509,410	428,054	466,054
Cash Flows from Investing Activities
Capital Expenditures	(457,517)	(499,405)	(839,958)
Proceeds from Sale, Springerville Common Facilities	—	—	29,569
Purchase Intangibles, Renewable Energy Credits	(63,738)	(55,297)	(53,509)
Other Investments	2,517	—	(8,500)
Contributions in Aid of Construction	8,131	5,678	4,615
Net Cash Flows—Investing Activities	(510,607)	(549,024)	(867,783)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	5,000	50,000	105,000
Repayments of Borrowings, Revolving Credit Facility	(20,000)	(35,000)	(105,000)
Proceeds from Borrowings, Term Loan	—	—	60,000
Repayments of Borrowings, Term Loan	—	—	(225,000)
Proceeds from Issuance, Long-Term Debt—Net of Discount	323,804	322,231	645,768
Repayments of Long-Term Debt	(193,465)	(250,000)	(180,410)
Dividends Paid to Parent	(100,000)	(62,500)	(75,000)
Payments of Finance Lease Obligations	—	—	(17,087)
Payment of Debt Issuance Costs	(3,012)	(4,382)	(6,327)
Contributions from Parent	—	50,000	250,000
Other, Net	6,362	2,107	3,316
Net Cash Flows—Financing Activities	18,689	72,456	455,260
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	17,492	(48,514)	53,531
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	33,489	82,003	28,472
Cash, Cash Equivalents, and Restricted Cash, End of Period	$50,981	$33,489	$82,003
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Utility Plant
Plant in Service	$7,813,680	$7,797,935
Construction Work in Progress	256,044	320,931
Total Utility Plant	8,069,724	8,118,866
Accumulated Depreciation and Amortization	(2,603,730)	(2,786,839)
Total Utility Plant, Net	5,465,994	5,332,027

Investments and Other Property	74,128	81,958

Current Assets
Cash and Cash Equivalents	16,237	9,970
Accounts Receivable (Net of Allowance for Credit Losses of $9,012 and $10,044)	320,899	192,579
Fuel Inventory	28,681	26,971
Materials and Supplies	155,650	141,677
Regulatory Assets	185,034	116,442
Derivative Instruments	27,019	19,406
Other	30,547	24,229
Total Current Assets	764,067	531,274
Regulatory and Other Assets
Regulatory Assets	184,894	267,669
Derivative Instruments	77,123	14,392
Other	123,575	94,420
Total Regulatory and Other Assets	385,592	376,481
Total Assets	$6,689,781	$6,321,740
The accompanying notes are an integral part of these financial statements.
(Continued)

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2022	2021
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of December 31, 2022 and 2021)	$1,696,539	$1,696,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	968,367	850,942
Accumulated Other Comprehensive Loss	(2,884)	(9,915)
Total Common Stock Equity	2,655,665	2,531,209
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of December 31, 2022 and 2021)	—	—
Long-Term Debt, Net	2,114,980	2,134,534
Total Capitalization	4,770,645	4,665,743
Current Liabilities
Current Maturities of Long-Term Debt, Net	149,957	—
Borrowings Under Credit Agreement	—	15,000
Accounts Payable	233,920	139,329
Accrued Taxes Other than Income Taxes	58,914	53,534
Accrued Employee Expenses	38,459	36,217
Accrued Interest	14,868	16,265
Regulatory Liabilities	110,782	111,356
Customer Deposits	14,073	12,791
Derivative Instruments	12,752	15,854
Other	49,163	25,358
Total Current Liabilities	682,888	425,704
Regulatory and Other Liabilities
Deferred Income Taxes, Net	590,926	548,750
Regulatory Liabilities	377,546	352,226
Pension and Other Postretirement Benefits	69,048	120,020
Derivative Instruments	4,787	3,848
Other	193,941	205,449
Total Regulatory and Other Liabilities	1,236,248	1,230,293

Commitments and Contingencies

Total Capitalization and Other Liabilities	$6,689,781	$6,321,740
The accompanying notes are an integral part of these financial statements.
(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Amounts in thousands)

	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2019	$1,396,539	$(6,357)	$595,792	$(7,771)	$1,978,203
Net Income			191,405		191,405
Other Comprehensive Income(Loss), Net of Tax				(3,171)	(3,171)
Dividends Declared to Parent			(75,000)		(75,000)
Contribution from Parent	250,000				250,000
Balances as of December 31, 2020	$1,646,539	$(6,357)	$712,197	$(10,942)	$2,341,437
Net Income			201,245		201,245
Other Comprehensive Income(Loss), Net of Tax				1,027	1,027
Dividends Declared to Parent			(62,500)		(62,500)
Contribution from Parent	50,000				50,000
Balances as of December 31, 2021	$1,696,539	$(6,357)	$850,942	$(9,915)	$2,531,209
Net Income			217,425		217,425
Other Comprehensive Income(Loss), Net of Tax				7,031	7,031
Dividends Declared to Parent			(100,000)		(100,000)
Balances as of December 31, 2022	$1,696,539	$(6,357)	$968,367	$(2,884)	$2,655,665
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
TEP is a regulated utility that generates, transmits, and distributes electricity to approximately 443,000 retail customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis.
BASIS OF PRESENTATION
TEP's consolidated financial statements and disclosures are presented in accordance with GAAP, including specific accounting guidance for regulated operations. The consolidated financial statements include the accounts of TEP and its subsidiaries. In the consolidation process, accounts of the parent and subsidiaries are combined, and intercompany balances and transactions are eliminated. TEP jointly owns several generation facilities and transmission systems with both affiliated and non-affiliated entities. The Company records its proportionate share of: (i) jointly-owned facilities in Utility Plant on the Consolidated Balance Sheets; and (ii) operating costs associated with these facilities in the Consolidated Statements of Income. Certain amounts from prior periods have been reclassified to conform to the current year presentation. These reclassifications had no impact on TEP’s results of operation, financial position, or cash flows.
Accounting for Regulated Operations
TEP applies accounting standards that recognize the economic effects of rate regulation. As a result, TEP capitalizes certain costs that would be recorded as expense or in AOCI by unregulated companies. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in Retail Rates charged to retail customers or in rates charged to wholesale customers through transmission tariffs. Regulatory liabilities represent expected future costs that have already been collected from customers or amounts that are expected to be returned to customers through billing reductions in future periods.
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
As of December 31, 2022, the carrying amounts of assets and liabilities in the balance sheet that relate to variable interests under long-term PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as the Company would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NEW ACCOUNTING STANDARDS ISSUED AND NOT YET ADOPTED
New authoritative accounting guidance issued by the FASB was assessed and either determined to not be applicable or is expected to have an insignificant impact on TEP’s financial position, results of operations, cash flows, and disclosures.
In 2020, the FASB issued Accounting Standards Update (ASU) 2020-04 establishing Accounting Standards Codification (ASC) Topic 848, Reference Rate Reform, and in 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, ASC 848). ASC 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. In 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (ASU 2022-06), to defer the sunset date of ASC 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. TEP continues to evaluate the impact of ASC 848.
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
Asset Retirement Obligations
TEP has identified legal AROs related to the retirement of certain assets as a result of environmental regulations, decommissioning agreements, and land leases or land easement agreements. Liabilities are recorded for legal AROs in the period in which they are incurred if it can be reasonably estimated. When a new obligation is recorded, the cost of the liability is capitalized by increasing the carrying amount of the related long-lived asset. The increase in the liability due to the passage of time is recorded by recognizing accretion expense in Operations and Maintenance Expense on the Consolidated Statements of Income. Capitalized cost is depreciated over the useful life of the related asset or, when applicable, the term of the lease. TEP primarily defers the accretion and depreciation expense associated with its legal AROs into a regulatory asset or liability account based on the ACC's approval of these costs in its depreciation rates.
Depreciation rates also include a component for estimated future removal costs that have not been identified as legal obligations. TEP recovers estimated future removal costs in Retail Rates and records an obligation for estimated costs of removal as regulatory liabilities.
Contingencies
Reserves for specific legal proceedings are established when the likelihood of an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Significant judgment is required in predicting the outcome of these legal proceedings and claims, many of which take years to complete. TEP identifies certain other legal matters where the Company believes an unfavorable outcome is reasonably possible or no estimate of possible losses can be made. All contingencies are regularly reviewed to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
on the balance sheet and reconciles their sum to the cash flow statement:

	Years Ended December 31,
(in millions)	2022	2021	2020
Cash and Cash Equivalents	$16	$10	$61
Restricted Cash included in:
Investments and Other Property	22	20	19
Current Assets—Other	13	3	2
Total Cash, Cash Equivalents, and Restricted Cash	$51	$33	$82
Restricted cash primarily represents cash contractually required to be set aside to pay TEP's share of mine reclamation and decommissioning costs at San Juan.
ALLOWANCE FOR CREDIT LOSSES
TEP records an allowance for credit losses to reduce accounts receivable for amounts estimated to be uncollectible. The allowance is estimated based on historical credit loss patterns, sales, current conditions, and reasonable and supportable forecasts. Accounts receivables are written-off in the period in which the receivable is deemed uncollectible.
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
UTILITY PLANT
Utility plant includes the business property and equipment that supports electric service, consisting primarily of generation facilities and transmission and distribution systems. Utility plant is reported at original cost. Original cost includes materials and labor, contractor services, construction overhead (when applicable), and AFUDC, less contributions in aid of construction.
The cost of repairs and maintenance, including planned generation facility overhauls, are expensed to Operations and Maintenance Expense on the Consolidated Statements of Income as costs are incurred.
When TEP determines it is probable that a utility plant asset will be abandoned or retired early, the cost of that asset is removed from utility plant-in-service and is recorded as a regulatory asset if recovery is probable. When TEP retires a unit of regulated property, accumulated depreciation is reduced by: (i) the original cost; (ii) plus removal costs; (iii) less any salvage value. There is no impact to the income statement.
AFUDC and Capitalized Interest
AFUDC reflects the cost of debt and equity funds used to finance construction and is capitalized as part of the cost of regulated utility plant. AFUDC amounts are capitalized and amortized through depreciation expense as a recoverable cost in rates. The capitalized interest that relates to debt is recorded in Allowance For Borrowed Funds on the Consolidated Statements of Income. The capitalized cost for equity funds is recorded in Allowance For Equity Funds on the Consolidated Statements of Income.
The average AFUDC rates on regulated construction expenditures are included in the table below:

	2022	2021	2020
Average AFUDC Rates	6.74%	6.88%	6.63%
Depreciation
Depreciation is recorded for owned utility plant on a group method straight-line basis, excluding software intangible plant, at depreciation rates based on the economic lives of the assets, including estimates for salvage value and removal costs. The ACC approves depreciation rates for all generation facilities, distribution systems, and general plant assets. Transmission system assets are subject to the jurisdiction of the FERC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Below are the summarized average annual depreciation rates for all utility plant:

	2022	2021	2020
Average Annual Depreciation Rates	3.24%	3.30%	3.15%
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
DEFERRED FINANCING COSTS
Costs to issue debt are deferred and amortized to interest expense on a straight-line basis over the life of the debt. Deferred debt issuance costs are presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. These costs include underwriters’ commissions, discounts or premiums, and other costs such as legal, accounting, regulatory fees, and filing costs.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TEP has operating leases for office facilities, land, rail cars, and communication tower space that are included on the balance sheet as follows:

	December 31,
(in millions)	2022	2021
Lease Assets
Regulatory and Other Assets, Other	$6	$7
Lease Liabilities
Current Liabilities, Other	1	1
Regulatory and Other Liabilities, Other	5	6
As of December 31, 2022, TEP's future minimum operating lease payments, excluding payments to lessors for variable costs, are $1 million or less in each year from 2023 through 2027 and $3 million thereafter.
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
TEP is required to implement cost-effective DSM programs to comply with the ACC’s EE Standards. The EE Standards provide regulated utilities a DSM surcharge to recover from retail customers the costs to implement DSM programs. The associated lost revenues attributable to meeting the EE Standards are partially recovered through the LFCR mechanism.
Any RES or DSM surcharges collected above or below the costs incurred to implement the plans are deferred and reflected in the balance sheet as a regulatory liability or asset. TEP recognizes RES and DSM surcharge revenue in Operating Revenues on the Consolidated Statements of Income in amounts necessary to offset recognized qualifying expenditures.
RENEWABLE ENERGY CREDITS
The ACC measures compliance with the RES requirements through RECs. A REC represents one kWh generated from renewable resources. When TEP purchases renewable energy, the premium paid above the market cost of conventional power, or the REC purchase price, equals the REC cost recoverable through the RES surcharge. As described above, the market cost of conventional power or contract price for power is recoverable through the PPFAC mechanism.
When RECs are purchased, TEP records the cost of the RECs, an indefinite-lived intangible asset, as other assets, and a corresponding regulatory liability to reflect the obligation to use the RECs for future RES compliance. When RECs are reported to the ACC for compliance with RES requirements, TEP recognizes purchased power expense and retail revenues in an equal amount. The table below summarizes the balance of TEP's RECs that are included in Regulatory and Other Assets—Other on the Consolidated Balance Sheets:

	December 31,
(in millions)	2022	2021
Beginning of Period	$69	$66
Purchased	58	49
Used for Compliance	(45)	(46)
End of Period	$82	$69
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
The Company recognizes an asset for a defined benefit plan's overfunded status or a liability for a plan's underfunded status in the balance sheet. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation for the pension plans or accumulated postretirement obligation for the other postretirement plan. TEP recognizes a regulatory asset to the extent these future costs are probable of recovery in the rates charged to retail customers. The Company expects recovery of these costs over the estimated service lives of employees.
Additionally, TEP maintains a SERP for senior management. Changes in SERP benefit obligations not yet recognized in the income statement are recognized as a component of AOCI.
Pension and other postretirement benefit expenses are determined by actuarial valuations based on assumptions that the Company evaluates annually.
FAIR VALUE
As defined under GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. Different valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not under duress. Nonperformance or credit risk is considered in determining fair value. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Federal ITCs are deferred and amortized as a reduction to income tax expense over the life of the underlying asset. All other federal and state income tax credits, including PTCs, are treated as a reduction to income tax expense in the year the credit arises.
NOTE 2. REGULATORY MATTERS
The ACC and the FERC each regulate portions of the utility accounting practices and rates of TEP. The ACC regulates rates charged to retail customers, the siting of generation facilities and transmission systems, the issuance of securities, transactions with affiliated parties, and other utility matters. The ACC also enacts other regulations and policies that can affect the Company's business decisions and accounting practices. The FERC regulates rates and services for electric transmission and wholesale power sales in interstate commerce.
RATE CASE MATTERS
2022 Rate Case
In June 2022, TEP filed a general rate case with the ACC based on a test year ended December 31, 2021.
TEP's key 2022 Rate Case proposals are described below:
•a $136 million net increase in retail revenues comprised of the following components:
◦a non-fuel retail revenue increase of $159 million over test year non-fuel retail revenues;
◦a $66 million increase in fuel-related retail revenues, offset by a $71 million reduction in PPFAC revenues; and
◦changes in certain adjustor mechanisms, including DSM, ECA, and RES, which result in an $18 million reduction in revenues.
•a 7.31% return on original cost rate base of $3.6 billion, which includes a cost of equity of 10.25% and an average cost of debt of 3.82%; and
•a new RTM adjustor that is designed to provide more timely recovery of TEP's clean energy investments and replace the ECA.
TEP requested new rates to be implemented by September 1, 2023. TEP cannot predict the timing or outcome of this proceeding.
2020 ACC Phase 2 Proceedings
In 2020, the ACC issued a rate order for new rates and established a second phase of TEP’s rate case to address the impact on certain communities due to the closures of fossil-based generation facilities (Phase 2). In 2021, the ACC staff opened a generic docket related to this matter, and in January 2022, the ACC issued an order delaying Phase 2 until after the completion of the generic docket. In January 2023, the ACC closed Phase 2 and ordered that just and equitable transition issues be considered as part of the 2022 Rate Case.
2022 Final FERC Rate Order
In 2019, TEP filed a proposal with the FERC requesting a forward-looking formula rate intended to allow for timely recovery of transmission-related costs. The FERC issued an order approving TEP's proposed OATT revisions effective August 1, 2019, subject to refund and further proceedings. As part of the 2022 Final FERC Rate Order, the FERC established hearing and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
settlement procedures. In December 2021, the settlement agreement was filed with the FERC. In March 2022, the FERC approved the settlement agreement.
Provisions of the settlement agreement include, but are not limited to:
•replacing TEP's stated transmission rates with a single forward-looking formula rate;
•a 9.79% return on equity; and
•elimination of transmission rates that are bifurcated between high-voltage and lower-voltage facilities, as well as elimination of the bifurcated loss factor.
Increased rates charged under the 2022 Final FERC Rate Order were subject to refund and deferred as a regulatory liability. In 2022, TEP returned all amounts in excess of the rates approved in the settlement agreement previously deferred as a regulatory liability. TEP had no wholesale revenues reserved in Current Liabilities—Regulatory Liabilities on the Consolidated Balance Sheets as of December 31, 2022, and $15 million reserved as of December 31, 2021, related to the 2022 Final FERC Rate Order.
OTHER FERC MATTERS
In January 2021, the FERC notified TEP that it was commencing an audit with the intent to evaluate TEP's compliance with: (i) the accounting requirements of the Uniform System of Accounts; and (ii) the reporting requirements of the FERC Form 1 Annual Report and Supplemental Form 3-Q Quarterly Financial Reports. The audit covered the period of January 1, 2018, to December 31, 2021. On November 4, 2022, the FERC published without prejudice the final audit report with its findings and recommendations. TEP accepted the findings therein and submitted compliance items related to the audit in January 2023. TEP does not expect a material financial impact from the results of the audit.
COST RECOVERY MECHANISMS
TEP has received regulatory decisions that allow for timely recovery of certain costs through recovery mechanisms. Cost recovery mechanisms that have a material impact on TEP's operations or financial results are described below.
Purchased Power and Fuel Adjustment Clause
TEP's PPFAC rate is typically adjusted annually on April 1st and goes into effect for the subsequent 12-month period unless the schedule is modified by the ACC. The PPFAC rate includes: (i) a forward component which is calculated by taking the difference between forecasted fuel and purchased power costs and the amount of those costs established in Retail Rates; and (ii) a true-up component that allows for reconciliation of differences between actual costs and those recovered in the preceding period. In April 2022, the ACC approved a rate adjustment for the PPFAC that sets the true-up component of the PPFAC rate to recover the existing uncollected true-up balance over 18 months. The ACC also set the forward-looking component of the PPFAC rate to zero, which has resulted in under-collection of PPFAC costs.
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Years Ended December 31,
(in millions)	2022	2021
Beginning of Period	$91	$23
Deferred Fuel and Purchased Power Costs (1)	348	343
PPFAC and Base Power Recoveries (2)	(315)	(275)
End of Period	$124	$91
(1)Includes costs eligible for recovery through the PPFAC and base power rates.
(2)In March 2021, the ACC approved a PPFAC surcharge as part of TEP's annual rate adjustment request beginning in June 2021. The 2022 PPFAC rate adjustment became effective on April 29, 2022.
Environmental Compliance Adjustor
The ECA allows for the recovery of capital carrying costs and incremental operations and maintenance costs related to environmental investments, provided they are not already recovered in base rates or recovered through another commission-approved mechanism.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Costs eligible for the ECA are subject to a cap equal to 0.5% of total annual retail revenue. The difference between costs recovered through rates and actual ECA eligible costs is deferred. TEP defers over-recovered costs as a regulatory liability to return to customers and defers under-recovered costs as a regulatory asset to recover from customers in the future. The 2022 Rate Case includes a proposal to transition away from the current ECA surcharge and to recover the costs in base rates.
Tax Expense Adjustor Mechanism
The TEAM allows for the timely recovery of future significant income tax changes and provides the Company the ability to pass through as a kWh surcharge: (i) the change in EDIT compared to the test year; and (ii) the income tax effects of tax legislation that materially impacts TEP's authorized revenue requirement.
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
In February 2022, the ACC approved TEP's motion to modify the TCA plan of administration to reflect the terms of the 2022 Final FERC Rate Order settlement agreement.
Renewable Energy Standard
The ACC’s RES requires Arizona regulated utilities to increase their use of renewable energy each year until it represents at least 15% of their total annual retail energy sales by 2025, with DG accounting for 30%. The renewable energy requirement in 2022 was 12% of retail electric sales. In 2022, the percentage of TEP's retail kWh sales attributable to the RES was approximately 24%. Arizona utilities are required to file an annual RES implementation plan for review and approval by the ACC. TEP recovers approved costs of carrying out this plan from retail customers through a RES surcharge.
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
Energy Efficiency Standards
TEP is required to implement cost-effective DSM programs to comply with the ACC’s EE Standards. The EE Standards provide regulated utilities a DSM surcharge to recover from retail customers the costs to implement DSM programs, as well as an annual performance incentive. TEP records its annual DSM performance incentive for the prior calendar year in the first quarter of each year. As of December 31, 2022, TEP's cumulative annual energy savings were approximately 24%.
In November 2022, the ACC approved TEP’s 2022 energy efficiency implementation plan, with a budget of $24 million, which is collected through the DSM surcharge. The 2022 plan will remain in effect until another plan is approved. The 2022 Rate Case includes a proposal to transition away from the current DSM surcharge and to recover the costs in base rates.
In 2022, the ACC set an annual 1.3% energy efficiency target measured by retail MWh savings over three years.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded on the balance sheet are summarized in the table below:

	Remaining Recovery Period (years)	December 31,
($ in millions)		2022	2021
Regulatory Assets
Under Recovered Purchased Energy Costs	2	$124	$91
Pension and Other Postretirement Benefits (Note 9)	Various	90	128
Early Generation Retirement Costs (1)	Various	58	38
Property Tax Deferrals (2)	1	29	27
Lost Fixed Cost Recovery	1	25	37
Final Mine Reclamation and Retiree Healthcare Costs (3)	6	11	17
Income Taxes Recoverable through Future Rates (4)	Various	6	17
Unamortized Loss on Reacquired Debt	Various	5	5
Derivatives (Note 12)	7	3	8
Tax Expense Adjustor Mechanism	1	3	3
Springerville Unit 1 Leasehold Improvements (5)	1	2	4
Other Regulatory Assets	Various	14	9
Total Regulatory Assets		370	384
Less Current Portion	1	185	116
Total Non-Current Regulatory Assets		$185	$268

Regulatory Liabilities
Income Taxes Payable through Future Rates (4)	Various	$244	$268
Derivatives (Note 12)	7	86	19
Renewable Energy Standard	Various	73	66
Net Cost of Removal (6)	Various	43	73
Demand Side Management	1	16	12
Transmission Cost Adjustor	1	9	9
Pension and Other Postretirement Benefits (Note 9)	Various	8	—
Deferred Investment Tax Credits	Various	7	1
Transmission Revenue Subject to Refund - FERC	1	1	15
Other Regulatory Liabilities	Various	2	—
Total Regulatory Liabilities		489	463
Less Current Portion	1	111	111
Total Non-Current Regulatory Liabilities		$378	$352
(1)Increase in Early Generation Retirement Costs is primarily due to the retirement of San Juan Unit 1 in June 2022.
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
(4)Amortized over five years, 10 years, or the lives of the assets. See Note 1 and Note 13 for additional information regarding income taxes.
(5)Represents investments TEP made, which were previously recorded in Plant in Service on the Consolidated Balance Sheets, to ensure that the facilities continued to provide safe, reliable service to TEP's customers. TEP received ACC authorization to recover leasehold improvement costs at Springerville Unit 1 over a 10-year period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(6)Represents an estimate of the future cost of retirement, net of salvage value. These are amounts collected through revenue for transmission, distribution, generation, and general and intangible plant which are not yet expended. The decrease in Net Cost of Removal is primarily due to the retirement of San Juan Unit 1 in June 2022.
Regulatory Assets and Liabilities
Except for Early Generation Retirement Costs, Income Taxes Recoverable through Future Rates, Springerville Unit 1 Leasehold Improvements, and Under Recovered Purchased Energy Costs, TEP does not earn a return on regulatory assets. TEP pays a return on the majority of its regulatory liability balances.
IMPACTS OF REGULATORY ACCOUNTING
If TEP determines that it no longer meets the criteria for continued application of regulatory accounting, TEP would be required to write off its regulatory assets and liabilities related to those operations not meeting the regulatory accounting requirements. Discontinuation of regulatory accounting could have a material impact on TEP's financial statements.

NOTE 3. UTILITY PLANT AND JOINTLY-OWNED FACILITIES
UTILITY PLANT
The following table shows Plant in Service on the Consolidated Balance Sheets by major class:

	Annual Depreciation Rate (4)	Average Remaining Life in Years (4)	December 31,
($ in millions)			2022	2021
Plant in Service
Generation Plant (1)	3.11%	17	$3,491	$3,753
Distribution Plant	1.93%	32	2,149	2,024
Transmission Plant	1.69%	34	1,295	1,210
General Plant	6.01%	6	653	540
Intangible Plant, Software Costs, and Other (2)	Various	Various	224	268
Plant Held for Future Use	—	—	2	3
Total Plant in Service (3)			$7,814	$7,798
(1)In June 2022, San Juan Unit 1 was retired by PNM, the operator of San Juan. Contemporaneously, TEP's obligations ceased with respect to: (i) costs incurred for San Juan Unit 1 and the related common facilities stemming from continued operations at San Juan; and (ii) purchases under the coal supply agreement between PNM and San Juan Coal Company.
(2)Primarily represents computer software, which is amortized over three to five years for smaller application software and 10 years for large enterprise software and has an average remaining life of three years.
(3)Includes plant acquisition adjustments of $(206) million as of December 31, 2022 and 2021.
(4)Based on the 2018 depreciation study available for the major classes of Plant in Service, effective January 1, 2021, as approved as part of the 2020 Rate Order. Transmission Plant depreciation rates are based on the 2018 depreciation study, effective August 1, 2019, as approved as part of the 2022 Final FERC Rate Order.
Accumulated Depreciation and Amortization
Amortization of Intangible Plant
Intangible Plant primarily consists of computer software. Accumulated amortization of computer software costs was $110 million and $169 million as of December 31, 2022 and 2021, respectively. Amortization of computer software costs totaled $30 million in 2022, $33 million in 2021, and $29 million in 2020. Future estimated amortization costs for existing computer software are $26 million in 2023, $18 million in 2024, $14 million in 2025, $10 million in 2026, and $4 million in 2027.
Intangible Plant includes $(4) million in acquisition discounts not subject to amortization as of December 31, 2022 and 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JOINTLY-OWNED FACILITIES
As of December 31, 2022, TEP was a participant in the following jointly-owned generation facilities and transmission systems:

($ in millions)	Ownership Percentage	Plant in Service	Construction Work in Progress	Accumulated Depreciation	Net Book Value
Four Corners Units 4 and 5	7.0%	$191	$5	$(88)	$108
Luna	33.3%	57	—	1	58
Gila River Unit 3	75.0%	204	2	(63)	143
Gila River Common Facilities	43.8%	75	—	(28)	47
Springerville Coal Handling Facilities	83.0%	207	—	(98)	109
Springerville Common Facilities	86.0%	404	1	(218)	187
Transmission Facilities	Various	551	16	(234)	333
Total		$1,689	$24	$(728)	$985
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
ASSET RETIREMENT OBLIGATIONS
The liability accrual of AROs is primarily related to generation assets and is included in Other on the Consolidated Balance Sheets. The following table reconciles the beginning and ending aggregate carrying amounts of ARO accruals on the Consolidated Balance Sheets:

	December 31,
(in millions)	2022	2021
Beginning of Period	$139	$96
Liabilities Incurred (1)	1	14
Liabilities Settled (2)	(8)	(2)
Regulatory Deferral/Accretion Expense	5	4
Revisions to the Present Value of Estimated Cash Flows (3)	(16)	27
End of Period	$121	$139
(1)In 2021, TEP incurred an ARO for Oso Grande. In 2022, TEP incurred an ARO for new photovoltaic generation placed in service.
(2)Primarily related to the retirement of Navajo.
(3)Primarily related to revised decommissioning estimates for San Juan.

NOTE 4. REVENUE
TEP earns most of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. Most of the Company's contracts have a single performance obligation, the delivery of power. TEP has certain contracts with variable transaction pricing that require it to estimate the expected consideration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DISAGGREGATION OF REVENUES
The following table presents the disaggregation of TEP’s Operating Revenues on the Consolidated Statements of Income by type of service:

	Years Ended December 31,
(in millions)	2022	2021	2020
Retail	$1,140	$1,088	$1,039
Wholesale (1)	456	278	190
Other Services	104	114	95
Revenues from Contracts with Customers	1,700	1,480	1,324
Alternative Revenues	28	12	48
Other	80	101	53
Total Operating Revenues	$1,808	$1,593	$1,425
(1)Change primarily due to an increase in forward market prices.
Retail Revenues
TEP’s tariff-based sales to residential, commercial, and industrial customers are regulated by the ACC and recognized when power is delivered at the amount of consideration that the Company expects to receive in exchange. Retail revenues include an estimate for unbilled revenues from service that has been provided but not billed by the end of an accounting period. At the end of the month, amounts of power delivered since the last meter reading are estimated and the corresponding unbilled revenue is calculated using anticipated Retail Rates. Unbilled revenues are dependent upon a number of factors that require management’s judgment including estimates of retail sales, customer usage patterns, and pricing. Unbilled revenues primarily increase during spring and summer months then decrease during fall and winter months due to the seasonal fluctuations of TEP’s actual load. The timing of revenue recognition, billings, and cash collections results in billed and unbilled accounts receivable balances. See Note 5 for components of Accounts Receivable on the Consolidated Balance Sheets.
In December 2020, the ACC issued a rate order for new rates that took effect January 1, 2021.
Wholesale Revenues
TEP’s operations include the wholesale marketing of electricity and transmission to other utilities and power marketers, which may include capacity, power, transmission, and ancillary services. When TEP promises to provide distinct services within a contract, the Company identifies one or more performance obligations. The Company recognizes revenue for wholesale and transmission sales at FERC-approved rates based on demand (for capacity) or the reading of meters (for power). For contracts with multiple performance obligations, all deliverables are eligible for recognition in the month of production; therefore, it is not necessary to allocate the transaction price among the identified performance obligations. For purchased power and wholesale sales contracts that are settled financially, TEP nets the purchased power contracts with the sales contracts and reflects the amount in Operating Revenues on the Consolidated Statements of Income. See Note 2 for more information regarding the 2022 Final FERC Rate Order.
Other Services Revenues
Other Services Revenues primarily include fees earned as operator of Springerville Units 3 and 4, reimbursement of various operating expenses for the use of the Springerville Common Facilities and the Springerville Coal Handling Facilities by the lessee of Springerville Unit 3, and miscellaneous service-related revenues.
Alternative Revenues
Alternative revenue programs allow utilities to adjust future rates in response to past activities or completed events if certain criteria established by a regulator are met. TEP has identified its TCA and ECA mechanisms, LFCR, DSM performance incentive, and OATT balancing activity as alternative revenues. See Note 2 for additional information regarding these cost recovery mechanisms and performance incentive.
Other Revenues
Other Revenues include gains and losses on derivative contracts, asset management agreement service fees, late and returned payment finance charges and common cost allocations to affiliates. See Note 6 for information regarding revenue from related parties and Note 12 for information regarding derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable on the Consolidated Balance Sheets:

	December 31,
(in millions)	2022	2021
Retail	$87	$78
Retail, Unbilled	46	44
Retail, Allowance for Credit Losses	(9)	(10)
Wholesale (1)	132	47
Due from Affiliates (Note 6)	26	17
Other	39	17
Accounts Receivable	$321	$193
(1)Includes $52 million and $16 million as of December 31, 2022 and 2021, respectively, of receivables related to revenue from derivative instruments.
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

	Years Ended December 31,
(in millions)	2022	2021
Beginning of Period	$(10)	$(13)
Credit Loss Expense (1)	(5)	—
Write-offs (2)	6	3
End of Period	$(9)	$(10)
(1)Credit loss expense increased due to a disconnection moratorium.
(2)Write-offs increased due to the expiration of a payment plan offered during the COVID-19 pandemic.
Customer Payment Assistance
In 2022, TEP received funds for customer payment assistance from the Arizona Department of Economic Security (DES) to provide emergency payment assistance to renters. Customer payment assistance is dependent on qualifying customers applying. TEP received $15 million DES payment assistance funds in the year ended December 31, 2022. Funds received directly reduced Accounts Receivable on the Consolidated Balance Sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the components of related party balances included in Accounts Receivable and Accounts Payable on the Consolidated Balance Sheets:

	December 31,
(in millions)	2022	2021
Receivables from Related Parties
UNS Electric	$22	$8
UNS Energy	2	7
UNS Gas	2	2
Total Due from Related Parties	$26	$17

Payables to Related Parties
UNS Electric	$5	$—
UNS Gas	1	1
UNS Energy	1	1
Total Due to Related Parties	$7	$2
The following table presents the components of related party transactions included in the Consolidated Statements of Income:

	Years Ended December 31,
(in millions)	2022	2021	2020
Goods and Services Provided by TEP to Affiliates
Transmission Revenues, UNS Electric (1)	$5	$11	$9
Wholesale Revenues, UNS Electric (1)(2)	50	25	1
Control Area Services, UNS Electric (3)	3	6	4
Common Costs, UNS Energy Affiliates (4)	22	21	19

Goods and Services Provided by Affiliates to TEP
Wholesale Revenues, UNS Electric (1)	2	1	—
Supplemental Workforce, SES (5)	—	—	14
Corporate Services, UNS Energy (6)	8	7	5
Corporate Services, UNS Energy Affiliates (7)	1	3	4
Capacity Charges, UNS Gas	1	—	—
Corporate Services, Fortis Affiliates (8)	—	—	1
(1)TEP and UNS Electric sell power and transmission services to each other. Wholesale power is sold at prevailing market prices, while transmission services are sold at FERC-approved rates through the applicable OATT.
(2)In the second quarter of 2021, TEP began charging UNS Electric for capacity, power, and ancillary services under a tolling PPA. See Note 8 for additional information related to the tolling PPA. In May 2022, TEP began charging UNS Electric for power purchased in the EIM on behalf of UNS Electric.
(3)TEP charges UNS Electric for control area services under a FERC-filed Control Area Services Agreement.
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
(6)Costs for corporate services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 85% of UNS Energy's allocated costs. Corporate Services, UNS Energy includes legal, audit, and Fortis' management fees. TEP's share of Fortis' management fees was $7 million in 2022, and $6 million in each of 2021 and 2020.
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

NOTE 7. DEBT AND CREDIT AGREEMENT
DEBT
Long-term debt matures more than one year from the date of debt issuance. The following table presents the components of Long-Term Debt, Net on the Consolidated Balance Sheets:

			December 31,
($ in millions)	Interest Rate	Maturity Date	2022	2021
Notes
2012 Senior Notes (1)	3.85%	2023	$150	$150
2015 Senior Notes	3.05%	2025	300	300
2020 Senior Notes	1.50%	2030	300	300
2022 Senior Notes	3.25%	2032	325	—
2014 Senior Notes	5.00%	2044	150	150
2018 Senior Notes	4.85%	2048	300	300
2020 Senior Notes	4.00%	2050	350	350
2021 Senior Notes	3.25%	2051	325	325
Tax-Exempt Local Furnishings Bonds
2013 Pima A (2)	4.00%	2029	91	91
2012 Pima A	4.50%	2030	—	16
Tax-Exempt Pollution Control Bonds
2012 Apache A	4.50%	2030	—	177
Total Long-Term Debt (3)			2,291	2,159
Less Unamortized Discount and Debt Issuance Costs			26	24
Less Current Maturities of Long-Term Debt			150	—
Total Long-Term Debt, Net			$2,115	$2,135
(1)After December 15, 2022, the 2012 Senior Notes became callable at par plus accrued interest. The notes mature on March 15, 2023.
(2)The 2013 Pima A bonds become callable at par on or after March 1, 2023.
(3)As of December 31, 2022, all of TEP's debt is unsecured.
Debt Issuances and Redemptions
In June 2022, TEP redeemed at par prior to maturity $16 million aggregate principal amount of fixed rate tax-exempt bonds bearing interest at a rate of 4.50% per annum.
In March 2022, TEP redeemed at par prior to maturity $177 million aggregate principal amount of fixed rate tax-exempt bonds bearing interest at a rate of 4.50% per annum.
In February 2022, TEP issued and sold $325 million aggregate principal amount of 3.25% senior unsecured notes due May 2032. TEP may redeem the notes prior to February 15, 2032, with a make-whole premium plus accrued interest. On or after February 15, 2032, TEP may redeem the notes at par plus accrued interest. TEP used the net proceeds to redeem debt in March 2022 and June 2022 and for general corporate purposes.
In August 2021, TEP redeemed at par prior to maturity $250 million aggregate principal amount of 5.15% senior unsecured notes.
In May 2021, TEP issued and sold $325 million aggregate principal amount of 3.25% senior unsecured notes due May 2051. TEP may redeem the notes prior to November 1, 2050, with a make-whole premium plus accrued interest. On or after November 1, 2050, TEP may redeem the debt at par plus accrued interest. TEP used the net proceeds to redeem debt in August 2021 and for general corporate purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturities
Long-term debt matures on the following dates:

(in millions)	Long-Term Debt (1)
2023	$150
2024	—
2025	300
2026	—
2027	—
Thereafter	1,841
Total	$2,291
(1)Total long-term debt excludes $17 million of related unamortized debt issuance costs and $9 million of unamortized original issue discount.
CREDIT AGREEMENT
In October 2021, TEP entered into an unsecured credit agreement that provides for revolving credit commitments with swingline and LOC sublimits, due in October 2026, the termination date (2021 Credit Agreement). The final maturity date is subject to two one-year extensions if certain conditions are satisfied. Amounts borrowed are recorded in Borrowings Under Credit Agreement on the Consolidated Balance Sheets.
•Amounts borrowed under the 2021 Credit Agreement are used for working capital and other general corporate purposes.
•Interest rates and fees are based on a pricing grid tied to TEP's credit rating.
•LOCs are issued from time to time to support energy procurement, hedging transactions, and other business activities. The credit agreement provides for transitions to alternative benchmark rates.
Terms are as follows:

		Sub-Limit Swingline(1)	Sub-Limit LOC			Weighted Average Interest Rate
	Capacity			Borrowed(2)	Available		Pricing(3)(4)
($ in millions)	December 31, 2022
2021 Agreement	$250	$15	$50	$5	$245	—%	LIBOR + 1.025%	or ABR + 0.025%

($ in millions)	December 31, 2021
2021 Agreement	$250	$15	$50	$25	$225	2.53%	LIBOR + 1.000%	or ABR + 0.00%
(1)ABR pricing would apply to swingline loans.
(2)The borrowed amounts include a $5 million LOC at a rate of 1.025% per annum as of December 31, 2022, and a $10 million LOC at a rate of 1.00% per annum as of December 31, 2021. This LOC was issued in October 2021 to replace an LOC originally issued in January 2020 pursuant to TEP taking ownership of Oso Grande. The LOC expires October 2023.
(3)TEP's pricing may be adjusted based on performance measured using two sustainability targets: (i) the three-year average Occupational Safety and Health Administration total recordable incident rate, excluding solely COVID-19 pandemic-related incidents; and (ii) capacity targets for owned plus firm purchased power agreement renewable generation, including energy storage.
(4)TEP plans to amend the 2021 Credit Agreement to provide for the transition to SOFR-based borrowings before the end of the second quarter of 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
As of December 31, 2022, TEP had the following commitments:

(in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Minimum Purchase Commitments
Fuel, Including Transportation	$107	$57	$48	$45	$44	$176	$477
Purchased Power	78	16	—	—	—	—	94
Transmission	28	23	21	4	1	3	80
Purchase Commitments
Renewable Power Purchase Agreements	80	80	79	79	79	768	1,165
RES Performance-Based Incentives	7	7	5	4	4	19	46
Total Commitments	$300	$183	$153	$132	$128	$966	$1,862
Costs for Purchased Power, Transmission, and Fuel, Including Transportation, are recoverable from customers through the PPFAC mechanism. A portion of the costs of renewable PPAs are recoverable through the PPFAC, with the balance of costs recoverable through the RES tariff. PBI costs are recoverable through the RES tariff. See Note 2 for information on ACC approved cost recovery mechanisms.
Minimum Purchase Commitments
Fuel, Including Transportation
TEP has long-term agreements for the purchase and delivery of coal with various expiration dates between 2023 and 2031. In 2022, TEP amended and extended its existing coal sales agreement for the supply of coal for Springerville Unit 1 through 2027 and Unit 2 through 2031. Amounts paid under these contracts depend on actual quantities purchased and delivered. Some of these agreements include price adjustment components that will affect future costs.
TEP entered into natural gas commodity purchase agreements that expire through 2023. Certain of these contracts are at a fixed price per MMBtu and others are indexed to natural gas prices. The commitment amounts included in the table above are based on projected market prices as of December 31, 2022.
TEP has firm natural gas transportation agreements with capacity sufficient to meet its load requirements. In 2022, TEP extended an agreement for gas transportation to Luna through 2032. These agreements expire in various years between 2023 and 2040.
TEP has related party agreements for natural gas supply with UNS Electric through 2023. UNS Electric will pay TEP monthly charges equal to 50% of TEP's related monthly natural gas cost. Natural gas is supplied as needed to meet UNS Electric’s load requirements. TEP's commitment does not reflect any reduction for the subsequent sale of natural gas. See Note 6 for more information on related party transactions.
Purchased Power
TEP has contracts for purchased power to: (i) meet system load and energy requirements; (ii) replace generation from company-owned units under maintenance and during outages; and (iii) meet operating reserve obligations. In general, these contracts provide for capacity and energy payments based on actual power taken under the contracts with various expiration dates through the third quarter of 2024. Certain of these contracts are at a fixed price per MW and others are indexed to market prices. The commitment amounts included in the table above are based on projected market prices as of December 31, 2022.
TEP has a tolling PPA to purchase and receive up to 300 MW of capacity, power, and ancillary services from June 15 through October 15, 2023. TEP will pay monthly capacity charges and variable power charges. TEP also has a tolling PPA with UNS Electric to sell and deliver up to 150 MW of capacity, power, and ancillary services over the same period. UNS Electric will pay TEP 50% of TEP's monthly capacity charges and variable power charges. TEP's commitment does not reflect any reduction for the subsequent sale of capacity. See Note 6 for more information on related party transactions.
Transmission
TEP has long-term firm point-to-point contracts to purchase transmission services over lines that are part of the Western Interconnection, a regional grid in the United States. These agreements expire in various years between 2023 and 2030.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
RES Performance-Based Incentives
TEP has entered into REC purchase agreements to purchase the environmental attributes from retail customers with solar installations. Payments for the RECs are termed PBIs and are paid in contractually agreed-upon intervals (usually quarterly) based on metered renewable energy production. These agreements expire in various years between 2023 and 2034.
CONTINGENCIES
Legal Matters
TEP is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. TEP believes such normal and routine litigation will not have a material impact on its operations or financial results.
Mine Reclamation at Generation Facilities Not Operated by TEP
TEP pays ongoing mine reclamation costs related to coal mines that supply generation facilities in which TEP has an ownership interest but does not operate. Amounts recorded for final mine reclamation are subject to various assumptions, such as estimations of reclamation costs, timing of when final reclamation will occur, and the expected inflation rate. As these assumptions change, TEP prospectively adjusts the expense amounts for final reclamation over the remaining term of the respective coal supply agreement. TEP’s PPFAC allows the Company to pass through to retail customers final mine reclamation costs, as a component of fuel costs. Therefore, TEP defers these expenses until recovered from customers by recording a regulatory asset and the reclamation liability over the remaining life of the respective coal supply agreements. TEP recovers the regulatory asset through the PPFAC as final mine reclamation costs are funded. After expiration of the related coal supply agreement, TEP will record its share of any change in the estimate of its final mine reclamation liability to its regulatory asset and reclamation liability.
TEP is liable for a portion of final mine reclamation costs upon closure of the mines servicing San Juan and Four Corners. TEP's share of final mine reclamation costs at Four Corners is $8 million upon the expiration of the Four Corners coal supply agreement in 2031. TEP ceased operations at San Juan upon expiration of the coal supply agreement on June 30, 2022. As of December 31, 2022, TEP's remaining final mine reclamation liability at San Juan was $32 million. TEP established a trust to fund its share of estimated final mine reclamation costs at San Juan, which will remain in effect through the completion of final mine reclamation activities currently projected to be 2039. For additional information see Note 1, Restricted Cash, and Note 3, Plant in Service.
TEP's aggregate liability balance related to San Juan and Four Corners final mine reclamation totaled $37 million and $40 million as of December 31, 2022 and 2021, respectively, and was recorded in Other on the Consolidated Balance Sheets.
Performance Guarantees
TEP has joint generation participation agreements with participants at Four Corners and Luna, which expire in 2041 and 2046, respectively. The participants at Four Corners and Luna, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. There is no maximum potential amount of future payments TEP could be required to make under the Luna guarantee. The maximum potential amount of future payments on the non-defaulting parties is $250 million at Four Corners. As of December 31, 2022, there have been no such payment defaults under either of the participation agreements.
The Navajo and San Juan participation agreements expired in 2019 and 2022, respectively, but certain performance obligations continue through the decommissioning of both generation facilities. In the case of a default under either participation agreement, the non-defaulting participants would seek financial recovery directly from the defaulting party.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Broadway-Pantano Site
The WQARF imposes liability on parties responsible for, in whole or in part, the presence of hazardous substances at a site. Those who released, generated, or disposed of hazardous substances at a contaminated site, or transported to or owned such contaminated site, are among the Potentially Responsible Parties (PRP). PRPs may be strictly liable for clean-up. The ADEQ is administering a remediation plan to delineate and then apportion costs among anticipated adverse parties in the Broadway-Pantano WQARF site, a hazardous waste site in Tucson, Arizona, which includes the Broadway North and South Landfills. These landfills were in operation from 1959 to 1972 and 1953 to 1962, respectively. TEP's Eastloop Substation and a portion of a related transmission line are located on two parcels adjacent to these landfills. In November 2019, the ADEQ notified TEP that it considers TEP to be a PRP with respect to the Broadway-Pantano WQARF site. TEP does not expect this matter to have a material impact on its financial statements; however, the overall investigation and remediation plan have not been finalized.

NOTE 9. EMPLOYEE BENEFITS PLANS
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
TEP funds its other postretirement benefits for classified employees through a VEBA. TEP contributed $2 million in 2022, $3 million in 2021, and $1 million in 2020. Other postretirement benefits for unclassified employees are self-funded.
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
The following table presents pension and other postretirement benefit amounts (excluding tax balances) included on the balance sheet:

	Pension Benefits		Other Postretirement Benefits
	December 31,
(in millions)	2022	2021	2022	2021
Regulatory Assets	$90	$126	$—	$2
Regulatory Liabilities	—	—	(8)	—
Regulatory and Other Assets—Other	8	—	—	—
Accrued Employee Expenses	(1)	(1)	(2)	(3)
Pension and Other Postretirement Benefits	(20)	(61)	(49)	(59)
Accumulated Other Comprehensive Loss	4	13	—	—
Net Amount Recognized	$81	$77	$(59)	$(60)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
OBLIGATIONS AND FUNDED STATUS
The Company measured the actuarial present values of all defined benefit pension and other postretirement benefit obligations as of December 31, 2022 and 2021. The table below presents the status of all TEP pension and other postretirement benefit plans.

	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,
(in millions)	2022	2021	2022	2021
Change in Benefit Obligation
Beginning of Period	$600	$606	$90	$99
Actuarial Gain	(176)	(6)	(17)	(12)
Interest Cost	16	14	2	2
Service Cost	21	20	5	6
Benefits Paid	(35)	(34)	(6)	(5)
Plan Amendments (1)	1	—	—	—
Settlements (2)	(16)	—	—	—
End of Period (3)	411	600	74	90
Change in Fair Value of Plan Assets
Beginning of Period	538	514	28	24
Actual Return on Plan Assets	(101)	43	(4)	3
Benefits Paid	(34)	(32)	(3)	(2)
Employer Contributions (4)	11	13	2	3
Settlements (2)	(16)	—	—	—
End of Period (5)	398	538	23	28
Funded Status at End of Period	$(13)	$(62)	$(51)	$(62)
(1)Employees promoted to officer become eligible for SERP benefits based in part on their service prior to officer promotion. These prior service costs are accounted for in this table as a plan amendment.

(2)Represents the aggregate lump-sum benefit payments for plans that exceeded the threshold of service plus interest costs. The change is due to an increase in retiring employees opting to receive their benefits as a lump-sum as a result of a rise in interest rates.

(3)The decrease in pension and other postretirement benefit obligations was primarily due to an increase in the discount rate.
(4)TEP expects to contribute $7 million to the pension plans and less than $1 million to the VEBA trust in 2023.
(5)The decrease in pension and other postretirement benefit plan assets was primarily due to negative equity and fixed income returns.
One pension plan had a projected benefit obligation in excess of plan assets as of December 31, 2022, compared to all three as of December 31, 2021. This was due to an increase in discount rates only partially offset by negative equity and fixed income returns. For plans with projected benefit obligations in excess of plan assets, total projected benefit obligations and plan assets were $21 million and none, respectively, as of December 31, 2022, and $600 million and $538 million, respectively, as of December 31, 2021.
The other postretirement benefits plan had an accumulated postretirement benefit obligation in excess of the fair value of plan assets as of December 31, 2022 and 2021.
The accumulated benefit obligation aggregated for all pension plans was $373 million and $538 million as of December 31, 2022 and 2021, respectively. One pension plan had an accumulated benefit obligation in excess of plan assets as of December 31, 2022 and 2021. The following table includes information for the pension plan with an accumulated benefit obligation in excess of pension plan assets:

	December 31,
(in millions)	2022	2021
Accumulated Benefit Obligation	$19	$26
Fair Value of Plan Assets	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides the components of TEP’s regulatory assets, regulatory liabilities, and AOCL that have not been recognized as components of net periodic benefit cost as of the dates presented:

	Pension Benefits		Other Postretirement Benefits
	December 31,
(in millions)	2022	2021	2022	2021
Net Loss (Gain)	$93	$139	$(7)	$4
Prior Service Cost (Benefit)	1	—	(1)	(2)
The Company measures service and interest costs by applying the specific spot rates along the yield curve to the plans' liability cash flows. Net periodic benefit plan cost includes the following components:

	Pension Benefits			Other Postretirement Benefits
	Years Ended December 31,
(in millions)	2022	2021	2020	2022	2021	2020
Service Cost	$21	$20	$16	$5	$6	$4
Non-Service Cost
Interest Cost	16	14	16	2	2	3
Expected Return on Plan Assets	(37)	(34)	(30)	(1)	(2)	(2)
Prior Service Benefit Amortization	—	—	—	(1)	—	—
Amortization of Net Loss	7	9	8	—	1	—
Effect of Settlement	3	—	—	—	—	—
Net Periodic Benefit Cost	$10	$9	$10	$5	$7	$5
The non-service components of net periodic benefit cost are primarily included in Other, Net on the Consolidated Statements of Income. In 2022, $3 million of the effect of settlement was deferred as a regulatory asset and recorded in Regulatory and Other Assets—Regulatory Assets on the Consolidated Balance Sheets. TEP capitalized 21% of service cost as a cost of construction in 2022, and 22% in each of 2021 and 2020.
The changes in plan assets and benefit obligations recognized as regulatory assets, regulatory liabilities, or in AOCL were as follows:

	Pension Benefits						Other Postretirement Benefits
	Regulatory Asset			AOCL			Regulatory Asset/Liability
(in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Current Year Actuarial (Gain) Loss	$(27)	$(16)	$23	$(9)	$—	$5	$(11)	$(13)	$17
Prior Service Benefit Amortization	—	—	—	—	—	—	1	—	—
Amortization of Net Loss	(6)	(8)	(8)	(1)	(1)	(1)	—	(1)	—
Prior Service Cost	—	—	—	1	—	—	—	—	—
Effect of Settlement	(3)	—	—	—	—	—	—	—	—
Total Recognized (Gain) Loss	$(36)	$(24)	$15	$(9)	$(1)	$4	$(10)	$(14)	$17
For all pension plans, TEP amortizes prior service costs and benefits on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans.
Net periodic benefit cost is subject to various assumptions and determinations, such as the discount rate, the rate of compensation increase, and the expected return on plan assets. Changes that may arise over time regarding these assumptions and determinations will change amounts recorded in the future as net periodic benefit cost.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table includes the weighted average assumptions used to determine benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
Discount Rate	5.7%	3.2%	5.6%	3.0%
Rate of Compensation Increase	2.9%	2.8%	N/A	N/A
The following table includes the weighted average assumptions used to determine net periodic benefit costs:

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Discount Rate, Service Cost	3.4%	3.3%	3.8%	3.2%	2.9%	3.5%
Discount Rate, Interest Cost	2.7%	2.3%	3.1%	2.5%	1.9%	2.9%
Rate of Compensation Increase	2.8%	2.8%	2.8%	N/A	N/A	N/A
Expected Return on Plan Assets	7.0%	6.8%	6.8%	7.0%	7.0%	7.0%
Healthcare cost trend rates are assumed to decrease gradually from next year to the year the ultimate rate is reached:

	December 31,
	2022	2021
Next Year (Pre-65)	7.0%	6.5%
Next Year (Post-65)	6.0%	5.5%
Ultimate Rate Assumed (Pre-65 and Post-65)	4.5%	4.5%
Year Ultimate Rate is Reached (Pre-65)	2032	2031
Year Ultimate Rate is Reached (Post-65)	2028	2027
PENSION PLAN AND OTHER POSTRETIREMENT BENEFIT ASSETS
TEP calculates the fair value of plan assets on December 31, the measurement date. Asset allocations, by asset category, on the measurement date were as follows:

	Pension		Other Postretirement Benefits
	2022	2021	2022	2021
Asset Category
Equity Securities	53%	54%	61%	63%
Fixed Income Securities	39%	40%	38%	35%
Real Estate	7%	5%	—%	—%
Other	1%	1%	1%	2%
Total	100%	100%	100%	100%
As of December 31, 2022, the fair value of VEBA trust assets was $23 million, of which $9 million were fixed income investments and $14 million were equities. As of December 31, 2021, the fair value of VEBA trust assets was $28 million, of which $10 million were fixed income investments and $18 million were equities. The VEBA trust assets are primarily Level 2 assets within the fair value hierarchy described below. There are no Level 3 assets in the VEBA trust.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present the fair value measurements of pension plan assets by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
(in millions)	December 31, 2022
Asset Category
Equity Securities:
United States Large Cap	—	61	—	61
United States Small Cap	—	23	—	23
Non-United States	—	66	—	66
Global	—	61	—	61
Fixed Income	—	154	—	154
Real Estate	—	—	30	30
Private Equity	—	—	3	3
Total	$—	$365	$33	$398

(in millions)	December 31, 2021
Asset Category
Cash Equivalents	$2	$—	$—	$2
Equity Securities:
United States Large Cap	—	77	—	77
United States Small Cap	—	28	—	28
Non-United States	—	105	—	105
Global	—	83	—	83
Fixed Income	—	213	—	213
Real Estate	—	—	26	26
Private Equity	—	—	4	4
Total	$2	$506	$30	$538
•Level 1 cash equivalents are based on observable market prices and are comprised of the fair value of commercial paper, money market funds, and certificates of deposit.
•Level 2 investments comprise amounts held in commingled equity funds, United States bond funds, and real estate funds. Valuations are based on active market quoted prices for assets held by each respective fund.
•Level 3 real estate investments values are generally determined by appraisals conducted in accordance with accepted appraisal guidelines, including consideration of projected income and expenses of the property as well as recent sales of comparable properties.
•Level 3 private equity funds are classified as funds-of-funds. They are valued based on individual fund manager valuation models.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents a reconciliation of changes in the fair value of pension plan assets classified as Level 3 in the fair value hierarchy. There were no transfers in or out of Level 3.

(in millions)	Private Equity	Real Estate	Total
Balance as of December 31, 2020	$4	$23	$27
Actual Return on Plan Assets:
Assets Held at Reporting Date	2	3	5
Purchases, Sales, and Settlements	(2)	—	(2)
Balance as of December 31, 2021	4	26	30
Actual Return on Plan Assets:
Assets Held at Reporting Date	—	4	4
Purchases, Sales, and Settlements	(1)	—	(1)
Balance as of December 31, 2022	$3	$30	$33
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
Risk Management
TEP recognizes the difficulty of achieving investment objectives considering the uncertainties and complexities of the investment markets. The Company recognizes some risk must be assumed to achieve a pension plan’s long-term investment objectives. In establishing risk tolerances, the following factors affecting risk tolerance and risk objectives will be considered: (i) plan status; (ii) plan sponsor financial status and profitability; (iii) plan features; and (iv) workforce characteristics. TEP determined that the pension plans can tolerate some interim fluctuations in market value and rates of return to achieve long-term objectives. TEP tracks each pension plan’s portfolio relative to the benchmark through quarterly investment reviews. The reviews consist of a performance and risk assessment of all investment categories and on the portfolio. Investment managers for the pension plan may use derivative financial instruments for risk management purposes or as part of their investment strategy. Currency hedges may also be used for defensive purposes.
Relationship between Plan Assets and Benefit Obligations
The overall health of each plan will be monitored by comparing the value of plan obligations (both Accumulated Benefit Obligation and Projected Benefit Obligation) against the fair value of assets and tracking the changes in each. The frequency of this monitoring will depend on the availability of plan data but will be no less frequent than annually via actuarial valuation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Target Allocation Percentages
The current target allocation percentages for the major asset categories of the plan follow. Each plan allows a variance of +/- 2% from targets before funds are automatically rebalanced:

	Pension	Other Postretirement Benefits
	December 31, 2022
Cash/Treasury Bills	—%	1%
Equity Securities:
United States Large Cap	16%	25%
United States Mid Cap	—%	8%
United States Small Cap	6%	4%
Non-United States Developed	—%	15%
Non-United States Emerging	—%	8%
Global Equity	28%	—%
Global Infrastructure	3%	—%
Fixed Income	40%	39%
Real Estate	6%	—%
Private Equity	1%	—%
Total	100%	100%
Pension Fund Descriptions
For each type of asset category selected by the Pension Committee, TEP's investment consultant assembles a group of third-party fund managers and allocates a portion of the total investment to each fund manager. In the case of the private equity fund, TEP's investment consultant directs investments to a private equity manager that invests in third-party funds.
ESTIMATED FUTURE BENEFIT PAYMENTS
TEP expects the following benefit payments to be made by the plans, which reflect future service, as appropriate:

(in millions)	2023	2024	2025	2026	2027	2028-2032
Pension Benefits	$25	$26	$26	$27	$27	$149
Other Postretirement Benefits	6	6	6	6	5	28
DEFINED CONTRIBUTION PLAN
TEP offers a defined contribution savings plan to all eligible employees. The plan meets the IRS required standards for 401(k) qualified plans. Participants direct the investment of contributions to certain funds in their account. The Company matches part of a participant’s contributions to the plan. TEP made matching contributions to the plan of $7 million in each of 2022 and 2021, and $6 million in 2020.

NOTE 10. SHARE-BASED COMPENSATION
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table represents RSUs awarded by Fortis for UNS Energy:

	2022	2021
RSUs	17,996	20,794
The awards are initially classified as liability awards because: (i) executive officers have the option to elect the cash or share settlement feature; and (ii) this election is contingent on an event within the executive officers' control. The liability awards may be reclassified as equity awards if the executive officers elect the share settlement feature on the modification date. Liability awards are measured at their fair value at the end of each reporting period and will fluctuate based on the price of Fortis' common stock. The awards are payable on the third anniversary of the grant date. TEP's allocated share of probable payout was $2 million as of December 31, 2022 and 2021.
TEP's allocated portion of compensation expense is recognized in Operations and Maintenance Expense on the Consolidated Statements of Income. Compensation expense associated with unvested RSUs is recognized on a straight-line basis over the minimum required service period in an amount equal to the fair value on the measurement date or each reporting period. TEP recorded no compensation expense in 2022 or 2021 based on its share of Fortis' compensation expense.
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
The following table represents PSUs and RSUs awarded by UNS Energy:

	2022	2021	2020
PSUs	40,793	44,931	35,328
RSUs (1)	2,409	2,401	1,918
(1)Effective January 2020, executive officer RSU awards are issued through the 2020 Plan. Certain key employees will continue to be awarded RSUs through the 2015 Plan.
The awards are classified as liability awards based on the cash settlement feature. Liability awards are measured at their fair value at the end of each reporting period and will fluctuate based on the price of Fortis' common stock as well as the level of achievement of the financial performance criteria. The awards are payable on the third anniversary of the grant date. TEP's allocated share of probable payout was $4 million and $9 million as of December 31, 2022 and 2021, respectively.
TEP's allocated portion of compensation expense is recognized in Operations and Maintenance Expense on the Consolidated Statements of Income. Compensation expense associated with unvested PSUs and RSUs is recognized on a straight-line basis over the minimum required service period in an amount equal to the fair value on the measurement date or each reporting period. TEP recorded $2 million in 2022, $4 million in 2021, and $3 million in 2020 based on its share of UNS Energy's compensation expense.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION
CASH TRANSACTIONS

	Years Ended December 31,
(in millions)	2022	2021	2020
Interest Paid, Net of Amounts Capitalized	$80	$76	$76
Income Tax Refunds (1)	—	—	(14)
(1)TEP received refunds of AMT credit carryforwards in 2020 and 2019. See Note 13 for additional information regarding AMT.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that resulted in recognition of assets and liabilities but did not result in cash receipts or payments were as follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Accrued Capital Expenditures	$26	$38	$26
Renewable Energy Credits	3	3	3
Operating Leases	—	—	1
Asset Retirement Obligations Increase (Decrease) (1)	(30)	34	(12)
Net Cost of Removal Increase (Decrease) (2)	(49)	(41)	(34)
(1)In 2021, primarily represents a new obligation related to Oso Grande. In 2022, primarily represents the retirement of the San Juan asset retirement cost asset.
(2)Represents an accrual for future cost of retirement net of salvage values that does not impact earnings. In 2021, TEP transferred a portion of the Net Cost of Removal recorded in Regulatory Liabilities to Accumulated Depreciation and Amortization on the Consolidated Balance Sheets to reflect the impact of revised depreciation rates. In 2022, TEP reclassified a portion of the Net Cost of Removal related to San Juan to the unrecovered book value of the retiring asset.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	December 31, 2022
Assets
Restricted Cash (1)	$35	$—	$35
Energy Derivative Contracts, Regulatory Recovery (2)	—	100	100
Energy Derivative Contracts, No Regulatory Recovery (2)	—	4	4
Total Assets	35	104	139
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(18)	(18)
Total Liabilities	—	(18)	(18)
Total Assets (Liabilities), Net	$35	$86	$121

(in millions)	December 31, 2021
Assets
Restricted Cash (1)	$23	$—	$23
Energy Derivative Contracts, Regulatory Recovery (2)	—	30	30
Energy Derivative Contracts, No Regulatory Recovery (2)	—	4	4
Total Assets	23	34	57
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(20)	(20)
Total Liabilities	—	(20)	(20)
Total Assets (Liabilities), Net	$23	$14	$37
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis on the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted (1)
(in millions)	December 31, 2022
Derivative Assets
Energy Derivative Contracts	$104	$14	$14	$76
Derivative Liabilities
Energy Derivative Contracts	(18)	(14)	—	(4)

(in millions)	December 31, 2021
Derivative Assets
Energy Derivative Contracts	$34	$14	$—	$20
Derivative Liabilities
Energy Derivative Contracts	(20)	(14)	—	(6)
(1)TEP records cash collateral received related to energy derivative contracts in Current Liabilities—Other on the Consolidated Balance Sheets. As of February 9, 2023, TEP held $9 million of cash received as collateral to provide credit enhancement.
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
Published prices for energy derivative contracts may not be available due to the nature of contract delivery terms such as non-standard time blocks and non-standard delivery points. In these cases, TEP applies adjustments based on historical price curve relationships, transmission costs, and real power line losses.
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

	Years Ended December 31,
(in millions)	2022	2021	2020
Unrealized Net Gain (1)	$72	$62	$21
(1)The change in unrealized net gain on regulatory recoverable derivative contracts is primarily due to increases in forward market prices.
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

	Years Ended December 31,
(in millions)	2022	2021	2020
Operating Revenues	$11	$7	$5
Derivative Volumes
As of December 31, 2022, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	December 31,
	2022	2021
Power Contracts GWh	1,979	2,617
Gas Contracts BBtu	96,755	112,316
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
TEP has contractual agreements for energy procurement and hedging activities that contain provisions requiring TEP and its counterparties to post collateral under certain circumstances. These circumstances include: (i) exposures in excess of unsecured credit limits due to the volume of trading activity; (ii) changes in natural gas or power prices; (iii) credit rating downgrades; or (iv) unfavorable changes in parties' assessments of each other's credit strength. If such credit events were to occur, TEP, or its counterparties, could have to provide certain credit enhancements in the form of cash, LOCs, or other acceptable security to collateralize exposure beyond the allowed amounts.
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
The value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $86 million as of December 31, 2022, compared with $26 million as of December 31, 2021. As of December 31, 2022, TEP had no cash posted as collateral to provide credit enhancement. If the credit risk contingent features were triggered on December 31, 2022, TEP would have been required to post $86 million of collateral. As of December 31, 2022, TEP had $73 million in outstanding net payable balances for settled positions.

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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

		Net Carrying Value		Fair Value
	Fair Value Hierarchy	December 31,
(in millions)		2022	2021	2022	2021
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,265	$2,135	$1,901	$2,357

NOTE 13. INCOME TAXES
Income tax expense differs from the amount of income tax determined by applying the United States statutory federal income tax rate of 21% to pre-tax income due to the following:

	Years Ended December 31,
(in millions)	2022	2021	2020
Federal Income Tax Expense at Statutory Rate	$52	$49	$49
State Income Tax Expense, Net of Federal Deduction	10	9	9
Federal/State Tax Credits (1)	(22)	(10)	(3)
Allowance for Equity Funds Used During Construction	(1)	(3)	(7)
Excess Deferred Income Taxes	(10)	(14)	(7)
Other	3	1	—
Total Income Tax Expense	$32	$32	$41
(1)     TEP realized PTC benefits of $19 million and $7 million in 2022 and 2021, respectively, related to Oso Grande being placed in service in May 2021.
Income Tax Expense included on the Consolidated Statements of Income consists of the following:

	Years Ended December 31,
(in millions)	2022	2021	2020
Current Income Tax Expense
Federal	$(1)	$(2)	$(2)
State	—	—	1
Total Current Income Tax Expense	(1)	(2)	(1)
Deferred Income Tax Expense
Federal	26	27	37
Federal Investment Tax Credits	(1)	(1)	(1)
State	8	8	6
Total Deferred Income Tax Expense	33	34	42
Total Income Tax Expense	$32	$32	$41
In 2018, ACC Refund Orders were approved requiring TEP to share EDIT amortization of the ACC-jurisdictional assets with customers. The EDIT activity of $10 million, $14 million, and $7 million was amortized from Regulatory Liabilities on the Consolidated Balance Sheets as of December 31, 2022, 2021, and 2020, respectively. TEP's TEAM allows income tax changes that materially affect TEP’s authorized revenue requirement to be shared with customers including changes in EDIT amortization. Effective January 1, 2021, TEP shares any changes in its EDIT amortization through the usage-based adjustor.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
(in millions)	2022	2021
Gross Deferred Income Tax Assets
Customer Advances and Contributions in Aid of Construction	$22	$20
Federal General Business Credits (1)	61	32
Income Taxes Payable Through Future Rates	60	67
Other	103	99
Total Gross Deferred Income Tax Assets	246	218
Gross Deferred Income Tax Liabilities
Plant, Net	(735)	(682)
PPFAC	(31)	(23)
Plant Abandonments	(14)	(8)
Pensions	(20)	(18)
Income Taxes Recoverable Through Future Rates	(1)	(4)
Other	(36)	(32)
Total Gross Deferred Income Tax Liabilities	(837)	(767)
Deferred Income Taxes, Net	$(591)	$(549)
(1) Includes ITC and PTC carryovers.
TEP recorded no valuation allowance against tax credit and net operating loss carryforward deferred income tax assets as of December 31, 2022 and 2021. Management believes TEP will produce sufficient taxable income in the future to realize credit and loss carryforwards before they expire.
As of December 31, 2022, TEP had the following carryforward amounts:

($ in millions)	Amount	Expiring Year
Federal Net Operating Loss	$2	None
State Net Operating Loss	3	2026 - 27
State Credits	10	2023 - 29
Federal Investment Tax Credits	33	2034 - 42
Federal Production Tax Credits	26	2041 - 42
Other Federal Credits	2	2034 - 42
TEP recorded no interest expense in 2022 and 2021 related to uncertain tax positions. In addition, TEP had no interest payable, and no penalties accrued as of December 31, 2022 and 2021.
TEP has been audited by the IRS through tax year 2010. TEP's 2014 to 2021 tax years are open for audit by federal and state tax agencies.
Included in Accounts Receivable, Net and Accounts Payable on the Consolidated Balance Sheets are current income taxes receivable and payable that are due from and to affiliates, respectively. TEP’s net intercompany income taxes were a receivable of $1 million and $6 million as of December 31, 2022 and 2021, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of December 31, 2022.
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
Management assessed the effectiveness of TEP’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations Internal Control – Integrated Framework.
Based on management’s assessment using those criteria, management has concluded that, as of December 31, 2022, TEP’s internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting
There has been no change in TEP’s internal control over financial reporting during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

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
The following table details principal accountant fees paid to Deloitte for professional services:

(in thousands)	2022	2021
Audit Fees (1)	$1,181	$1,126
Audit-Related Fees (2)	105	—
Total	$1,286	$1,126
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
(2)Audit-Related Fees are fees billed, or expected to be billed, by Deloitte for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not included in Audit Fees reported above. The fees are for additional procedures for nonrecurring material transactions in 2022.
All services performed by our principal accountant are approved in advance by the Audit and Risk Committee in accordance with the Audit and Risk Committee’s pre-approval policy for services provided by the Independent Registered Public Accounting Firm.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	(1)	Consolidated Financial Statements as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022:

		Report of Independent Registered Public Accounting Firm	37
		Consolidated Statements of Income	39
		Consolidated Statements of Cash Flows	40
		Consolidated Balance Sheets	41
		Consolidated Statement of Changes in Stockholder’s Equity	43
		Notes to Consolidated Financial Statements	44

	(2)	Financial Statement Schedule
		All schedules have been omitted because they are either not applicable, not required, or the information required to be set forth therein is included on the Consolidated Financial Statements or notes thereto.

	(3)	Exhibits
		Reference is made to the Exhibit Index commencing on page 81.

ITEM 16. FORM 10-K SUMMARY
Not Applicable.

Exhibit Index
Exhibit No.	Description
*3(a)	Restated Articles of Incorporation of TEP, filed with the ACC on August 11, 1994, as amended by Amendment to Article Fourth of our Restated Articles of Incorporation, filed with the ACC on May 17, 1996. (Form 10-K for the year ended December 31, 1996, File No. 1-05924 - Exhibit No 3(a)).

*3(a)(1)	TEP Articles of Amendment filed with the ACC on September 3, 2009 (Form 10-K for the year ended December 31, 2010, File No. 1-05924 - Exhibit 3(a)).

*3(b)	Bylaws of TEP, as amended as of August 12, 2015 (Form 10-Q for the quarter ended September 30, 2015, File No. 1-05924 - Exhibit 3).

*3(c)	Amendment to Articles of Incorporation of UNS Energy Corporation, creating series of Limited Voting Junior Preferred Stock (Form 8-K dated August 12, 2015, File No. 1-05924 - Exhibit 3.2).

*4(a)(1)	Indenture of Trust, dated as of March 1, 2013, between The Industrial Development Authority of the County of Pima and U.S. Bank Trust National Association, authorizing Industrial Development Revenue Bonds, 2013 Series A (Tucson Electric Power Company Project). (Form 8-K dated March 14, 2013, File No. 1-05924 - Exhibit 4(a)).

*4(a)(2)	Loan Agreement, dated as of March 1, 2013, between The Industrial Development Authority of the County of Pima and TEP, relating to Industrial Development Revenue Bonds, 2013 Series A (Tucson Electric Power Company Project). (Form 8-K dated March 14, 2013, File No. 1-05924 - Exhibit 4(b)).
*4(b)(1)	Indenture, dated November 1, 2011, between Tucson Electric Power Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, authorizing unsecured Notes (Form 8-K dated November 8, 2011, File 1-05924 - Exhibit 4.1).

*4(b)(2)	Supplemental Indenture No. 1, dated May 1, 2022, between Tucson Electric Power Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, authorizing unsecured Notes (Form S-3 dated May 5, 2022, File No. 333-264708 - Exhibit 4(c)(2)).

*4(b)(3)	Officers Certificate, dated September 14, 2012, authorizing 3.85% Notes due 2023 (Form 8-K dated September 14, 2012, File No. 1-05924 - Exhibit 4.1).

*4(b)(4)	Officer's Certificate, dated March 10, 2014, authorizing 5.00% Senior Notes due 2044 (Form 8-K dated March 10, 2014, File No. 1-05924 - Exhibit 4.1).

*4(b)(5)	Officer's Certificate, dated February 27, 2015, authorizing 3.05% Senior Notes due 2025 (Form 8-K dated February 27, 2015, File No. 1-05924 - Exhibit 4(a)).

*4(b)(6)	Officer's Certificate, dated November 29, 2018, authorizing 4.85% Senior Notes due 2048 (Form 10-K for the year ended December 31, 2018, File No. 1-05924 - Exhibit 4(g)(6)).

*4(b)(7)	Officer's Certificate, dated April 9, 2020, authorizing 4.00% Senior Notes due 2050 (Form 8-K dated April 9, 2020, File No. 1-05924 - Exhibit 4.1).

*4(b)(8)	Officer's Certificate, dated August 10, 2020, authorizing 1.50% Senior Notes due 2030 (Form 8-K dated August 10, 2020, File No. 1-05924 - Exhibit 4.1).

*4(b)(9)	Officer's Certificate, dated May 11, 2021, authorizing 3.25% Senior Notes due 2051 (Form 8-K dated May 11, 2021, File No. 1-05924 - Exhibit 4.1).

*4(b)(10)	Officer's Certificate, dated February 17, 2022, authorizing 3.25% Senior Notes due 2032 (Form 8-K dated February 17, 2022, File No. 1-05924 - Exhibit 4.1).

*4(c)(1)	Credit Agreement, dated as of October 15, 2021, among Tucson Electric Power Company, MUFG Union Bank, N.A. as Administrative Agent, and a group of lenders (Form 8-K dated October 15, 2021, File No. 1-05924 - Exhibit 4.1).

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act, by Susan M. Gray.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act, by Frank P. Marino.

**32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.

*	Previously filed as indicated and incorporated herein by reference.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	February 9, 2023	/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President, Chief Financial Officer, and Director
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 9, 2023		*
Susan M. Gray
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date:	February 9, 2023		/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President, Chief Financial Officer, and Director
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 9, 2023		*
Todd C. Hixon
Director

		*By:	/s/ Frank P. Marino
Frank P. Marino
Attorney-in-fact