Form 10-Q
period 2023-03-31
TUCSON ELECTRIC POWER CO
filed 2023-05-03
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of May 2, 2023.

DEFINITIONS
The abbreviations and acronyms used in this Form 10-Q are defined below:
INDUSTRY ACRONYMS AND CERTAIN DEFINITIONS

2022 Final FERC Rate Order	The order issued by the FERC in 2022 approving the settlement agreement filed in conjunction with TEP's 2019 transmission rate case
2020 IRP	TEP's 2020 Integrated Resource Plan, which calls for TEP to reduce its carbon emissions by 80% and to supply more than 70% of its energy to retail customers from renewable resources by 2035
2021 Credit Agreement	The 2021 Credit Agreement provides for $250 million of revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively, and a maturity date of October 2026
2022 Rate Case	TEP's general rate case filed with the ACC in 2022 based on a test year ended December 31, 2021
ACC	Arizona Corporation Commission
AFUDC	Allowance for Funds Used During Construction
DG	Distributed Generation
DSM	Demand Side Management
ECA	Environmental Compliance Adjustor
EE Standards	Energy Efficiency Standards
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
IRA	Inflation Reduction Act signed into law on August 16, 2022
LFCR	Lost Fixed Cost Recovery
LOC	Letter(s) of Credit
OATT	Open Access Transmission Tariff
PPFAC	Purchased Power and Fuel Adjustment Clause
PTC	Production Tax Credit
RES	Renewable Energy Standard
Retail Rates	Rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment
TEAM	Tax Expense Adjustor Mechanism
ENTITIES AND GENERATING STATIONS

Fortis	Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada, whose principal executive offices are located at Fortis Place, Suite 1100, 5 Springdale Street, St. John's, NL A1E 0E4
Four Corners	Four Corners Generating Station
Oso Grande	A 250 MW nominal capacity wind-powered electric generation facility, located in southeastern New Mexico
San Juan	San Juan Generating Station
Springerville	Springerville Generating Station
Sundt	H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701

UNS Energy Affiliates	Affiliated subsidiaries of UNS Energy Corporation including UniSource Energy Services, Inc., UNS Electric, Inc., UNS Gas, Inc., and Southwest Energy Solutions, Inc.
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNITS OF MEASURE

BBtu	Billion British thermal unit(s), a measure of the quantity of heat required to raise the temperature of one pound of liquid water by one degree Fahrenheit at the temperature at which water has its greatest density, in billions
GWh	Gigawatt-hour(s), a measure of electricity that represents one billion watts of power expended over one hour
kWh	Kilowatt-hour(s), a measure of electricity that represents one thousand watts of power expended over one hour
MW	Megawatt(s), a measure of electricity that represents one million watts of power
MWh	Megawatt-hour(s), a measure of electricity that represents one million watts of power expended over one hour

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
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2022 Annual Report on Form 10-K; Part II, Item 1A. Risk Factors of this Form 10-Q; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; and other parts of this report. These factors include: voter initiatives and state and federal regulatory and legislative decisions and actions, including changes in tax, inclusive of the IRA and evolving interpretive guidance related thereto, and energy policies and the adoption of new regulations regarding electric service disconnections; any change in the structure of utility service in Arizona resulting from the ACC or state legislature's examination of the state's energy policies; and/or changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; the outcome of the 2022 Rate Case; unfavorable rulings, penalties, or findings by the FERC; regional economic and market conditions that could affect customer growth and electricity usage; the continuation of benefits of participation in the Energy Imbalance Market; changes in electricity consumption by retail customers; risks related to climate change, including shifts in weather seasonality and extreme weather events affecting electricity usage of our customers and the performance of our operations; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the expected demand plus reserve margin requirements; the cost of debt and equity capital and access to capital markets and bank markets, which may affect our ability to raise additional capital and use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and a changing interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and related contribution requirements and expenses; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense, including inflationary effects; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting estimates; the ongoing impact of mandated energy efficiency and DG initiatives; changes to long-term contracts; the cost of fuel and power supplies; fluctuations or increases in commodity prices; the ability to obtain coal or natural gas from our suppliers; the timing and cost of generation facility decommissioning and mine reclamation activities; cyber-attacks, data breaches, or other cyberspace attacks to our information security and our operations and technology infrastructure, including attacks that may rise from heightened geopolitical instability; physical attacks to our electric generation, transmission, and distribution assets; the performance of generation facilities, including renewable generation resources; the extent of the impact of a global health crisis on our business and operations, and any economic and/or societal disruptions resulting therefrom and from the government actions taken in response thereto; and the ongoing implementation of our 2020 IRP.

v

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Revenues	$435,853	$336,726

Operating Expenses
Fuel	124,070	82,964
Purchased Power	36,440	30,544
Transmission and Other PPFAC Recoverable Costs	16,599	16,835
Increase (Decrease) to Reflect PPFAC Recovery Treatment	7,914	(11,881)
Total Fuel and Purchased Power	185,023	118,462
Operations and Maintenance	108,059	97,233
Depreciation	47,140	53,598
Amortization	9,691	9,918
Taxes Other Than Income Taxes	17,277	16,699
Total Operating Expenses	367,190	295,910

Operating Income	68,663	40,816

Other Income (Expense)
Interest Expense	(23,316)	(21,490)
Allowance For Borrowed Funds	1,008	610
Allowance For Equity Funds	2,893	1,671
Unrealized Gains (Losses) on Investments	1,360	(2,784)
Other, Net	2,091	2,986
Total Other Income (Expense)	(15,964)	(19,007)

Income Before Income Tax Expense	52,699	21,809
Income Tax Expense	5,806	2,389
Net Income	$46,893	$19,420
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net Income	$46,893	$19,420
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	47,140	53,598
Amortization Expense	9,691	9,918
Amortization of Debt Issuance Costs	782	722
Use of Renewable Energy Credits for Compliance	11,402	11,908
Deferred Income Taxes	4,657	1,988
Pension and Other Postretirement Benefits Expense	3,794	2,912
Pension and Other Postretirement Benefits Funding	(1,186)	(1,924)
Allowance for Equity Funds Used During Construction	(2,893)	(1,671)
Changes in Current Assets and Current Liabilities:
Accounts Receivable	133,058	25,842
Materials, Supplies, and Fuel Inventory	(10,040)	1,305
Regulatory Assets	294	(10,252)
Other Current Assets	(887)	743
Accounts Payable and Accrued Charges	(104,341)	6,734
Income Taxes Receivable/Payable	(777)	(282)
Regulatory Liabilities	(2,818)	593
Other, Net	(13,858)	(1,918)
Net Cash Flows—Operating Activities	120,911	119,636
Cash Flows from Investing Activities
Capital Expenditures	(116,683)	(107,734)
Purchase Intangibles, Renewable Energy Credits	(12,961)	(12,702)
Contributions in Aid of Construction	799	3,857
Net Cash Flows—Investing Activities	(128,845)	(116,579)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	—	5,000
Repayments of Borrowings, Revolving Credit Facility	—	(20,000)
Proceeds from Issuance, Long-Term Debt—Net of Discount	373,954	323,804
Repayments of Long-Term Debt	(240,745)	(177,000)
Payment of Debt Issuance Costs	(3,738)	(2,419)
Contribution from Parent	5,900	—
Other, Net	(560)	3,415
Net Cash Flows—Financing Activities	134,811	132,800
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	126,877	135,857
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	50,981	33,489
Cash, Cash Equivalents, and Restricted Cash, End of Period	$177,858	$169,346
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	March 31, 2023	December 31, 2022
ASSETS
Utility Plant
Plant in Service	$7,872,807	$7,813,680
Construction Work in Progress	338,351	256,044
Total Utility Plant	8,211,158	8,069,724
Accumulated Depreciation and Amortization	(2,647,889)	(2,603,730)
Total Utility Plant, Net	5,563,269	5,465,994

Investments and Other Property	66,079	74,128

Current Assets
Cash and Cash Equivalents	144,378	16,237
Accounts Receivable (Net of Allowance for Credit Losses of $8,106 and $9,012)	179,661	320,899
Fuel Inventory	36,210	28,681
Materials and Supplies	158,161	155,650
Regulatory Assets	200,348	185,034
Derivative Instruments	20,525	27,019
Other	31,436	30,547
Total Current Assets	770,719	764,067
Regulatory and Other Assets
Regulatory Assets	182,778	184,894
Derivative Instruments	60,107	77,123
Other	128,360	123,575
Total Regulatory and Other Assets	371,245	385,592
Total Assets	$6,771,312	$6,689,781
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	March 31, 2023	December 31, 2022
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of March 31, 2023 and December 31, 2022)	$1,702,439	$1,696,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	1,015,260	968,367
Accumulated Other Comprehensive Loss	(2,856)	(2,884)
Total Common Stock Equity	2,708,486	2,655,665
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of March 31, 2023 and December 31, 2022)	—	—
Long-Term Debt, Net	2,394,930	2,114,980
Total Capitalization	5,103,416	4,770,645
Current Liabilities
Current Maturities of Long-Term Debt, Net	—	149,957
Accounts Payable	156,111	233,920
Accrued Taxes Other Than Income Taxes	69,039	58,914
Accrued Employee Expenses	28,908	38,459
Accrued Interest	21,538	14,868
Regulatory Liabilities	98,808	110,782
Customer Deposits	14,310	14,073
Derivative Instruments	20,280	12,752
Other	38,881	49,163
Total Current Liabilities	447,875	682,888
Regulatory and Other Liabilities
Deferred Income Taxes, Net	598,975	590,926
Regulatory Liabilities	352,507	377,546
Pension and Other Postretirement Benefits	69,703	69,048
Derivative Instruments	5,348	4,787
Other	193,488	193,941
Total Regulatory and Other Liabilities	1,220,021	1,236,248

Commitments and Contingencies

Total Capitalization and Other Liabilities	$6,771,312	$6,689,781
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2021	$1,696,539	$(6,357)	$850,942	$(9,915)	$2,531,209
Net Income			19,420		19,420
Other Comprehensive Income, Net of Tax				197	197
Balances as of March 31, 2022	$1,696,539	$(6,357)	$870,362	$(9,718)	$2,550,826

Balances as of December 31, 2022	$1,696,539	$(6,357)	$968,367	$(2,884)	$2,655,665
Net Income			46,893		46,893
Other Comprehensive Income, Net of Tax				28	28
Contribution from Parent	5,900				5,900
Balances as of March 31, 2023	$1,702,439	$(6,357)	$1,015,260	$(2,856)	$2,708,486
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND FINANCIAL STATEMENT PRESENTATION
TEP is a regulated utility that generates, transmits, and distributes electricity to approximately 445,000 retail customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis.
BASIS OF PRESENTATION
TEP's Condensed Consolidated Financial Statements and disclosures are presented in accordance with GAAP, including specific accounting guidance for regulated operations and the United States Securities and Exchange Commission's (SEC) interim reporting requirements.
The Condensed Consolidated Financial Statements include the accounts of TEP and its subsidiaries. In the consolidation process, accounts of TEP and subsidiaries are combined, and intercompany balances and transactions are eliminated. TEP jointly owns several generation facilities and transmission systems with both affiliated and non-affiliated entities. TEP records its proportionate share of: (i) jointly-owned facilities in Utility Plant on the Condensed Consolidated Balance Sheets; and (ii) operating costs associated with these facilities in the Condensed Consolidated Statements of Income. These Condensed Consolidated Financial Statements exclude some information and footnotes required by GAAP and the SEC for annual financial statement reporting and should be read in conjunction with the Consolidated Financial Statements and footnotes in TEP's 2022 Annual Report on Form 10-K.
The Condensed Consolidated Financial Statements are unaudited, but, in management's opinion, include all normal, recurring adjustments necessary for a fair statement of the results for the interim periods presented. Because weather and other factors cause seasonal fluctuations in sales, TEP's quarterly operating results are not indicative of annual operating results. Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on TEP's results of operation, financial position, or cash flows.
Variable Interest Entities
A Variable Interest Entity (VIE) is an entity in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity investment at risk for the entity to finance its activities without additional subordinated financial support. TEP regularly reviews contracts to determine if it has a variable interest in an entity, if that entity is a VIE, and if TEP is the primary beneficiary of the VIE. The primary beneficiary is required to consolidate the VIE when it has: (i) the power to direct activities that most significantly impact the economic performance of the VIE; and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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
As of March 31, 2023, the carrying amounts of assets and liabilities on the balance sheet that relate to variable interests under long-term PPAs were predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as TEP would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Cash
Restricted cash includes cash balances restricted with respect to withdrawal or usage based on contractual or regulatory considerations. The following table presents the line items and amounts of cash, cash equivalents, and restricted cash reported on the balance sheet and reconciles their sum to Cash, Cash Equivalents, and Restricted Cash, End of Period on the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(in millions)	2023	2022
Cash and Cash Equivalents	$144	$146
Restricted Cash included in:
Investments and Other Property	21	19
Current Assets—Other	13	4
Cash, Cash Equivalents, and Restricted Cash, End of Period	$178	$169
Restricted cash primarily represents cash contractually required to be set aside to pay TEP's share of mine reclamation and decommissioning costs at San Juan.
Income Tax Expense
TEP realized PTC benefits associated with Oso Grande of $4 million and $2 million in Income Tax Expense on the Condensed Consolidated Statements of Income for the three months ended March 31, 2023 and 2022, respectively.
NEW ACCOUNTING STANDARDS ISSUED AND NOT YET ADOPTED
The following new authoritative accounting guidance issued by the Financial Accounting Standards Board (FASB) had not yet been adopted and reflected in TEP's financial statements as of March 31, 2023. New authoritative accounting guidance not listed below was assessed and either determined to not be applicable or is expected to have an insignificant impact on TEP’s financial position, results of operations, cash flows, and disclosures.
Reference Rate Reform
In 2020, the FASB issued Accounting Standards Update (ASU) 2020-04 establishing Accounting Standards Codification (ASC) Topic 848, Reference Rate Reform, and in 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, ASC 848). ASC 848 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. In 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (ASU 2022-06), to defer the sunset date of ASC 848 to December 31, 2024. ASU 2022-06 is effective immediately. TEP continues to evaluate the impact of ASC 848.

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
RATE CASE MATTERS
2022 Rate Case
In 2022, TEP filed a general rate case with the ACC based on a test year ended December 31, 2021. TEP requested new rates to be implemented by September 1, 2023.
TEP's key 2022 Rate Case proposals, adjusted for rejoinder testimony filed in March 2023, include:
•a non-fuel retail revenue increase of $123 million over test year non-fuel retail revenues;

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•a 7.04% return on original cost rate base of $3.6 billion, which includes a cost of equity of 9.75% and an average cost of debt of 3.82%; and
•a new System Reliability Benefit adjustor that is designed to provide more timely recovery of TEP's energy resource investments.
In January 2023, the ACC ordered that the just and equitable transition away from fossil-based generation facilities be considered as part of the 2022 Rate Case. TEP cannot predict the timing or outcome of this proceeding.
OTHER FERC MATTERS
In January 2021, the FERC notified TEP that it was commencing an audit with the intent to evaluate TEP's compliance with: (i) the accounting requirements of the Uniform System of Accounts; and (ii) the reporting requirements of the FERC Form 1 Annual Report and Supplemental Form 3-Q Quarterly Financial Reports. The audit covered the period of January 1, 2018 to December 31, 2021. In November 2022, the FERC published its findings and recommendations. TEP accepted the findings therein and submitted compliance items related to the audit in January 2023. TEP does not expect a material financial impact from the results of the audit.
COST RECOVERY MECHANISMS
TEP has received regulatory decisions that allow for timely recovery of certain costs through recovery mechanisms. Cost recovery mechanisms that have a material impact on TEP's operations or financial results are described below.
Purchased Power and Fuel Adjustment Clause
TEP's PPFAC rate is typically adjusted annually on April 1st and goes into effect for the subsequent 12-month period unless the schedule is modified by the ACC. The PPFAC rate includes: (i) a forward component which is calculated by taking the difference between forecasted fuel and purchased power costs and the amount of those costs established in Retail Rates; and (ii) a true-up component that allows for reconciliation of differences between actual costs and those recovered in the preceding period. In April 2022, the ACC approved a rate adjustment for the PPFAC that set the true-up component of the PPFAC rate to recover the existing uncollected true-up balance over 18 months. The ACC also set the forward-looking component of the PPFAC rate to zero, which has resulted in under-collection of PPFAC costs.
In January 2023, TEP filed a request to collect under-collected balances over 12 months. TEP cannot predict the timing or outcome of this proceeding.
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Three Months Ended March 31,
(in millions)	2023	2022
Beginning of Period	$124	$91
Deferred Fuel and Purchased Power Costs (1)	58	65
PPFAC and Base Power Recoveries (2)	(64)	(54)
End of Period	$118	$102
(1)Includes costs eligible for recovery through the PPFAC and base power rates.
(2)The 2022 PPFAC rate adjustment became effective in April 2022.
Transmission Cost Adjustor
The Transmission Cost Adjustor (TCA) allows for timely recovery of actual costs required to provide transmission services to retail customers. The TCA is limited to the recovery, or refund, of costs associated with future changes in TEP's OATT rate. TEP files new TCA rates with the ACC in December each year based on changes in the OATT formula rate. New TCA rates take effect in January of each year.
Renewable Energy Standard
The ACC’s RES requires Arizona regulated utilities to increase their use of renewable energy each year until it represents at least 15% of their total annual retail energy sales by 2025, with DG accounting for 30%. The renewable energy requirement in 2023 is 13% of retail electric sales. Arizona utilities are required to file an annual RES implementation plan for review and approval by the ACC. TEP recovers approved costs of carrying out this plan from retail customers through a RES Tariff.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In 2021, the ACC approved TEP's 2021 RES implementation plan for the years 2021 and 2022 with a budget of $66 million. The approved amounts fund: (i) above market cost of renewable power purchases; (ii) previously awarded incentives for customer-installed DG; and (iii) various other program costs. In 2022, the ACC approved an extension of the 2021 RES implementation plan through 2023.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded on the Condensed Consolidated Balance Sheets are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	March 31, 2023	December 31, 2022
Regulatory Assets
Under Recovered Purchased Energy Costs	1	$118	$124
Pension and Other Postretirement Benefits (Note 8)	Various	88	90
Early Generation Retirement Costs	Various	57	58
Lost Fixed Cost Recovery	1	31	25
Property Tax Deferrals (1)	1	29	29
Derivatives (Note 9)	7	19	3
Final Mine Reclamation and Retiree Healthcare Costs (2)	6	11	11
Income Taxes Recoverable through Future Rates (3)	Various	6	6
Unamortized Loss on Reacquired Debt	Various	5	5
Other Regulatory Assets	Various	19	19
Total Regulatory Assets		383	370
Less Current Portion	1	200	185
Total Non-Current Regulatory Assets		$183	$185

Regulatory Liabilities
Income Taxes Payable through Future Rates (3)	Various	$240	$244
Renewable Energy Standard	Various	73	73
Derivatives (Note 9)	7	60	86
Net Cost of Removal (4)	Various	39	43
Demand Side Management	1	15	16
Pension and Other Postretirement Benefits (Note 8)	Various	8	8
Deferred Investment Tax Credits	Various	7	7
Transmission Cost Adjustor	1	7	9
Other Regulatory Liabilities	Various	3	3
Total Regulatory Liabilities		452	489
Less Current Portion	1	99	111
Total Non-Current Regulatory Liabilities		$353	$378
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
(4)Represents an estimate of the future cost of retirement, net of salvage value. These are amounts collected through revenue for transmission, distribution, generation, and general and intangible plant which are not yet expended.
Regulatory assets are either being collected or are expected to be collected through Retail Rates. With the exception of Early Generation Retirement Costs, Income Taxes Recoverable through Future Rates, and Under Recovered Purchased Energy Costs, TEP does not earn a return on regulatory assets. Regulatory liabilities represent items that TEP either expects to pay to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
customers through billing reductions in future periods or plans to use for the purpose for which they were collected from customers. TEP pays a return on most of its regulatory liability balances.

NOTE 3. REVENUE
DISAGGREGATION OF REVENUES
TEP earns most of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended March 31,
(in millions)	2023	2022
Retail	$233	$218
Wholesale (1)	126	56
Other Services	31	24
Revenues from Contracts with Customers	390	298
Alternative Revenues	13	11
Other	33	28
Total Operating Revenues	$436	$337
(1)In 2022, the FERC issued the 2022 Final FERC Rate Order approving TEP's proposed OATT revisions. Prior to July 2022, wholesale revenues excluded an estimate of revenues probable of refund.

NOTE 4. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable on the Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2023	December 31, 2022
Retail	$65	$87
Retail, Unbilled	34	46
Retail, Allowance for Credit Losses	(8)	(9)
Wholesale (1)	51	132
Due from Affiliates (Note 5)	12	26
Other	26	39
Accounts Receivable	$180	$321
(1)Includes $15 million as of March 31, 2023, and $52 million as of December 31, 2022, of receivables related to revenue from derivative instruments.
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

	Three Months Ended March 31,
(in millions)	2023	2022
Beginning of Period	$(9)	$(10)
Credit Loss Expense	(1)	—
Write-offs	2	1
End of Period	$(8)	$(9)

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
The following table presents the components of related party balances included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2023	December 31, 2022
Receivables from Related Parties
UNS Electric	$8	$22
UNS Energy	2	2
UNS Gas	2	2
Total Due from Related Parties	$12	$26

Payables to Related Parties
UNS Electric	$5	$5
UNS Energy	3	1
UNS Gas	1	1
Total Due to Related Parties	$9	$7
The following table presents the components of related party transactions included in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
(in millions)	2023	2022
Goods and Services Provided by TEP to Affiliates
Wholesale Revenues, UNS Electric (1)	$7	$1
Common Costs, UNS Energy Affiliates (2)	6	5
Transmission Revenues, UNS Electric (1)	2	2
Control Area Services, UNS Electric (3)	—	1

Goods and Services Provided by Affiliates to TEP
Corporate Services, UNS Energy (4)	$3	$3
Purchased Power, UNS Electric (1)	1	—
Capacity Charges, UNS Gas (5)	1	—
(1)TEP and UNS Electric sell power and transmission services to each other. Wholesale power is sold at prevailing market prices while transmission services are sold at FERC-approved rates through the applicable OATT.
(2)Common costs (information systems, facilities, etc.) are allocated on a cost-causative basis and recorded as revenue by TEP. The method of allocation is deemed reasonable by management and is reviewed by the ACC as part of the rate case process.
(3)TEP charges UNS Electric for control area services under a FERC-filed Control Area Services Agreement.
(4)Costs for corporate services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry-accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 85% of UNS Energy's allocated costs. Corporate Services, UNS Energy includes legal, audit, and Fortis' management fees. TEP's share of Fortis' management fees was $2 million in each of the three months ended March 31, 2023 and 2022.
(5)UNS Gas charges TEP for natural gas capacity used to supply one of TEP's generation facilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6. DEBT AND CREDIT AGREEMENT
There have been no significant changes to TEP's debt or credit agreement from those reported in its 2022 Annual Report on Form 10-K, except as noted below.
DEBT
Issuance and Redemptions
In February 2023, TEP issued and sold $375 million aggregate principal amount of 5.50% senior unsecured notes due April 2053. TEP may redeem the notes prior to October 15, 2052, with a make-whole premium plus accrued interest. On or after October 15, 2052, TEP may redeem the notes at par plus accrued interest. TEP used the net proceeds to redeem and repay debt and for general corporate purposes.
In March 2023, TEP repaid at maturity $150 million aggregate principal amount of 3.85% senior unsecured notes.
In March 2023, TEP redeemed at par prior to maturity $91 million aggregate principal amount of tax-exempt bonds bearing interest at a rate of 4.00% per annum.

NOTE 7. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
There have been no significant changes to TEP's long-term commitments from those reported in its 2022 Annual Report on Form 10-K, except as noted below.
Fuel, Including Transportation
TEP has firm natural gas transportation agreements with capacity sufficient to meet its load requirements. In the first quarter of 2023, TEP amended and extended an agreement for gas transportation to Sundt through 2048. TEP's minimum purchase commitment is $5 million in each of 2023 through 2027 and $92 million thereafter.
CONTINGENCIES
Legal Matters
TEP is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. TEP believes such normal and routine litigation will not have a material impact on its operations or consolidated financial results.
Mine Reclamation at Generation Facilities Not Operated by TEP
TEP pays ongoing mine reclamation costs related to coal mines that supply generation facilities in which TEP has an ownership interest but does not operate. Amounts recorded for final mine reclamation costs are subject to various assumptions, such as: (i) estimations of reclamation costs; (ii) timing of when final reclamation will occur; and (iii) the expected inflation rate. As these assumptions change, TEP prospectively adjusts the expense amounts for final reclamation over the remaining term of the respective coal supply agreement. TEP’s PPFAC allows the pass-through of final mine reclamation costs to retail customers as a component of fuel costs. Therefore, TEP defers these expenses until recovered from customers by recording a regulatory asset and the reclamation liability over the remaining life of the respective coal supply agreements. TEP recovers the regulatory asset through the PPFAC as final mine reclamation costs are funded. After expiration of the related coal supply agreement, TEP will record its share of any change in the estimate of its final mine reclamation liability to its regulatory asset and reclamation liability.
TEP is liable for a portion of final mine reclamation costs upon closure of the mines servicing San Juan and Four Corners. TEP’s share of final mine reclamation costs at Four Corners is $7 million upon the expiration of the Four Corners coal supply agreement in 2031. TEP ceased operations at San Juan upon expiration of the coal supply agreement in June 2022. As of March 31, 2023, TEP’s remaining final mine reclamation liability at San Juan was $30 million. TEP established a trust to fund its share

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of estimated final mine reclamation costs at San Juan, which will remain in effect through the completion of final mine reclamation activities currently projected to occur by 2039. See Note 1 for additional information on restricted cash.
TEP's aggregate liability balance related to San Juan and Four Corners final mine reclamation totaled $36 million and $37 million as of March 31, 2023, and December 31, 2022, respectively, and was recorded in Other on the Condensed Consolidated Balance Sheets.
Performance Guarantees
TEP has joint generation participation agreements with participants at Four Corners and Luna Generating Station (Luna), which expire in 2041 and 2046, respectively. The participants at Four Corners and Luna, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. There is no maximum potential amount of future payments TEP could be required to make under the Luna guarantee. The maximum potential amount of future payments on the non-defaulting parties is $250 million at Four Corners. As of March 31, 2023, there have been no such payment defaults under either of the participation agreements.
The Navajo Generating Station (Navajo) and San Juan participation agreements expired in 2019 and 2022, respectively, but certain performance obligations continue through the decommissioning of both generation facilities. In the case of a default under either participation agreement, the non-defaulting participants would seek financial recovery directly from the defaulting party.
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

NOTE 8. EMPLOYEE BENEFIT PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
(in millions)	2023	2022	2023	2022
Service Cost	$3	$5	$1	$1
Non-Service Cost (1)
Interest Cost	5	4	1	—
Expected Return on Plan Assets	(7)	(9)	—	—
Amortization of Net Loss	1	2	—	—
Net Periodic Benefit Cost	$2	$2	$2	$1
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	March 31, 2023
Assets
Restricted Cash (1)	$27	$—	$27
Energy Derivative Contracts, Regulatory Recovery (2)	—	65	65
Energy Derivative Contracts, No Regulatory Recovery (2)	—	16	16
Total Assets	27	81	108
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(26)	(26)
Total Liabilities	—	(26)	(26)
Total Assets (Liabilities), Net	$27	$55	$82

(in millions)	December 31, 2022
Assets
Restricted Cash (1)	$35	$—	$35
Energy Derivative Contracts, Regulatory Recovery (2)	—	100	100
Energy Derivative Contracts, No Regulatory Recovery (2)	—	4	4
Total Assets	35	104	139
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(18)	(18)
Total Liabilities	—	(18)	(18)
Total Assets (Liabilities), Net	$35	$86	$121
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis on the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	March 31, 2023
Derivative Assets
Energy Derivative Contracts	$81	$15	$—	$66
Derivative Liabilities
Energy Derivative Contracts	(26)	(15)	—	(11)

(in millions)	December 31, 2022
Derivative Assets
Energy Derivative Contracts	$104	$14	$14	$76
Derivative Liabilities
Energy Derivative Contracts	(18)	(14)	—	(4)
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
The inputs and TEP's assessments of the significance of a particular input to the fair value measurements require judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. TEP reviews the assumptions underlying its price curves monthly.

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

	Three Months Ended March 31,
(in millions)	2023	2022
Unrealized Net Gain (Loss) (1)	$(42)	$89
(1)For the three months ended March 31, 2023, unrealized net loss on regulatory recoverable derivative contracts was primarily due to decreases in forward market prices of natural gas. For the three months ended March 31, 2022, unrealized net gain on regulatory recoverable derivative contracts was primarily due to increases in forward market prices of natural gas.
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

	Three Months Ended March 31,
(in millions)	2023	2022
Operating Revenues	$13	$8
Derivative Volumes
As of March 31, 2023, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	March 31, 2023	December 31, 2022
Power Contracts GWh	4,239	1,979
Gas Contracts BBtu	100,943	96,755
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
The value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $27 million as of March 31, 2023, compared with $86 million as of December 31, 2022. As of March 31, 2023, TEP had no cash posted as collateral to provide credit enhancement. If the credit risk contingent features were triggered on March 31, 2023, TEP would have been required to post $27 million of collateral. As of March 31, 2023, TEP had $16 million in outstanding net payable balances for settled positions.

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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Net Carrying Value		Fair Value
(in millions)		March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,395	$2,265	$2,124	$1,901

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that resulted in recognition of assets and liabilities but did not result in cash receipts or payments were as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Accrued Capital Expenditures	$47	$29
Renewable Energy Credits	6	6
Asset Retirement Obligation/Cost Increase (Decrease) (1)	(1)	(14)
Net Cost of Removal Increase (Decrease) (2)	(3)	(1)
(1)In 2022, primarily represents a reduction in the net value of asset retirement cost of San Juan for depreciation, which does not impact earnings.
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
Management’s Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear in Part I, Item 1 of this Form 10-Q. For information on factors that may cause our actual future results to differ from those we currently anticipate, see Forward-Looking Information at the front of this Form 10-Q and Risk Factors in Part 1, Item 1A of our 2022 Annual Report on Form 10-K, and in Part II, Item 1A of this Form 10-Q.
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
•Continuing our transition from carbon-intensive sources to a more sustainable energy portfolio, while providing reliability and rate stability for our customers, mitigating environmental impacts, complying with regulatory requirements, leveraging and improving our existing utility infrastructure, and maintaining financial strength. Our goal is to reduce carbon emissions by 80% and to supply more than 70% of our energy to retail customers from renewable resources by 2035. In 2022, Fortis set a goal to achieve net-zero direct GHG emissions by 2050. The establishment of this additional target reinforces Fortis' commitment, along with that of its subsidiaries, to decarbonize over the long-term, while preserving customer reliability and affordability. These goals may be impacted by various federal and state energy policies, including policies currently under consideration.
•Focusing on our core utility business through operational excellence, promoting economic development in our service territory, investing in infrastructure to ensure reliable service, and maintaining a strong community presence.

Performance - The first three months of 2023 compared with the first three months of 2022
TEP reported net income of $47 million in the first three months of 2023 compared with net income of $19 million in the first three months of 2022. The increase of $28 million, or 147%, was primarily due to:
•$12 million in higher margin from wholesale transactions primarily due to favorable market conditions and timing of wholesale electricity sales;
•$6 million in lower depreciation and amortization expense primarily due to the retirement of San Juan Unit 1 in June 2022;
•$5 million in higher retail revenue primarily due to higher usage as a result of more favorable weather and increased LFCR revenue;
•$4 million increase in the value of investments used to support certain post-employment benefits as a result of more favorable market conditions; and
•$2 million in higher transmission revenue impacted by favorable market conditions.

FACTORS AFFECTING RESULTS OF OPERATIONS
Several factors affect our current and future results of operations. The most significant factors are related to regulatory matters, generation resource strategy, and weather patterns.
Regulatory Matters
We are subject to comprehensive regulation. The discussion below contains material developments in those matters.
2022 Rate Case
In 2022, we filed a general rate case with the ACC based on a test year ended December 31, 2021. We requested new rates to be implemented by September 1, 2023.
Our key 2022 Rate Case proposals, adjusted for rejoinder testimony filed in March 2023, include:
•a non-fuel retail revenue increase of $123 million over test year non-fuel retail revenues;
•a 7.04% return on original cost rate base of $3.6 billion, which includes a cost of equity of 9.75% and an average cost of debt of 3.82%; and
•a new System Reliability Benefit adjustor that is designed to provide more timely recovery of our energy resource investments.
In January 2023, the ACC ordered that the just and equitable transition away from fossil-based generation facilities be considered as part of the 2022 Rate Case. We cannot predict the timing or outcome of this proceeding.
Other FERC Matters
In January 2021, the FERC notified us that it was commencing an audit with the intent to evaluate our compliance with: (i) the accounting requirements of the Uniform System of Accounts; and (ii) the reporting requirements of the FERC Form 1 Annual Report and Supplemental Form 3-Q Quarterly Financial Reports. The audit covered the period of January 1, 2018 to December 31, 2021. In November 2022, the FERC published its findings and recommendations. We accepted the findings therein and submitted compliance items related to the audit in January 2023. TEP does not expect a material financial impact from the results of the audit.

Generation Resource Strategy
Our long-term strategy is to continue our shift from carbon-intensive sources to a more sustainable energy portfolio including expanding renewable energy resources while reducing reliance on coal-fired generation resources. In 2020, we filed our 2020 IRP with the ACC, which provides details on our long-term strategy.
In February 2022, the ACC acknowledged our 2020 IRP, and found it to be reasonable and in the public interest. Our 2020 IRP calls for us to reduce our carbon emissions by 80% and to supply more than 70% of our energy to retail customers from renewable resources by 2035. In 2022, we issued an All-Source Request for Proposals (ASRFP), which requested new wind and solar generation, energy storage systems, and other resources such as energy efficiency resources. As part of the ASRFP, we received and are evaluating bids for all resource types.
Our existing coal-fired generation fleet faces a number of uncertainties affecting the viability of continued operations, including changing state and federal law and energy policies, competition from other resources, fuel supply and land lease contract extensions, environmental regulations and policies, and, for jointly-owned facilities, the willingness of other owners to continue their participation. Given this uncertainty, we plan to exit all ownership interests in coal-fired generation facilities over the next decade. We will seek regulatory recovery for amounts that would not otherwise be recovered, if any, as a result of these actions. The execution of our 2020 IRP is dependent on obtaining regulatory recovery in future rate proceedings. We filed the 2022 Rate Case with the ACC in June 2022.
Renewable Energy Projects
In 2021 and 2022, additional renewable energy projects were added to our resource portfolio increasing our total renewable nominal generation capacity, including PPAs and owned utility-scale generation, to over 700 MW.
Oso Grande
Production Tax Credits
PTCs are per kWh federal tax credits earned for electricity generated using qualified energy resources, which can be claimed for a 10-year period once a qualifying facility is placed in service. In May 2021, Oso Grande, a qualified energy resource, was placed in service. While costs associated with operating the facility are recorded throughout the year, PTCs are recognized through the effective tax rate provision and are primarily recognized in the third quarter due to weather patterns that contribute to seasonal fluctuations in taxable earnings. We recorded approximately $4 million and $2 million in PTCs related to Oso Grande, for the three months ended March 31, 2023 and 2022, respectively. The PTC rate published by the Internal Revenue Service for electricity produced by a qualified facility using wind placed in service prior to 2022 was $0.026 for 2022.
Contractual Provisions
If actual availability of the Oso Grande wind turbines is below a contractually established availability factor, we are entitled to liquidated damages to partially offset incremental operations and maintenance costs incurred. We recorded no reductions related to Oso Grande liquidated damages in Operations and Maintenance on the Condensed Consolidated Statements of Income for the three months ended March 31, 2023, and $1 million for the three months ended March 31, 2022. The PTCs and liquidated damages will offset most of the operating expenses of Oso Grande, which is not currently reflected in base rates.
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
Interest Rates
See Part II, Item 7A in our 2022 Annual Report on Form 10-K and Part I, Item 3 of this Form 10-Q for information regarding interest rate risk and its impact on earnings.

RESULTS OF OPERATIONS
Significant drivers of TEP's results of operations that do not have a significant impact on net income include:
•Cost Recovery Mechanisms — TEP records operating revenue related to cost recovery mechanisms that allow for more timely recovery of fuel and purchase power costs and certain operations and maintenance costs between rate case proceedings. These mechanisms, which include PPFAC, the RES Tariff, DSM, and TEAM are generally reset annually through separate filings with the ACC. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on cost recovery mechanisms.
•Short-Term Wholesale Sales — Revenues related to short-term wholesale sales are primarily related to ACC jurisdictional generation assets and are returned to retail customers by offsetting revenues against fuel and purchased power costs eligible for recovery through the PPFAC cost recovery mechanism.
•Springerville Units 3 and 4 — Operations and maintenance expenses related to Springerville Units 3 and 4 are reimbursed by Tri-State Generation and Transmission Association, Inc, the lessee of Springerville Unit 3, and Salt River Project Agricultural Improvement and Power District, the owner of Springerville Unit 4, through participant billings recorded in Operating Revenues on the Condensed Consolidated Statements of Income.
The following discussion provides the significant items that affected TEP's results of operations for the first three months of 2023 compared with the same period in 2022 presented on a pre-tax basis.
Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2023	2022	Percent
Operating Revenues
Retail	$233	$218	6.9%
Wholesale, Long-Term	29	18	61.1%
Wholesale, Short-Term (1)	94	46	104.3%
Transmission	17	13	30.8%
Springerville Units 3 and 4 Participant Billings	27	20	35.0%
Other	36	22	63.6%
Total Operating Revenues	$436	$337	29.4%
(1)Revenues associated with derivatives are primarily returned to retail customers by offsetting the fuel and purchase power costs eligible for recovery through the PPFAC mechanism similar to short-term wholesale sales. As a result, revenues associated with derivatives, other than those specifically associated with long-term contracts, are included in Wholesale, Short-Term in the table above.
TEP reported Operating Revenues of $436 million for the first three months of 2023 compared with $337 million in the same period for 2022. The increase of $99 million, or 29%, was primarily due to:
•$48 million in higher short-term wholesale sales primarily due to an increase in price; partially offset by a decrease in volume;
•$15 million in higher retail revenue primarily due to higher PPFAC cost recoveries as a result of a higher PPFAC rate and higher usage due to more favorable weather;
•$14 million in higher other revenue primarily due to an increase in market prices related to a natural gas transportation asset management agreement and higher LFCR revenues;
•$11 million in higher long-term wholesale sales primarily due to favorable market conditions and timing of wholesale electricity sales;
•$7 million in higher participant billings primarily related to Springerville Unit 3; and
•$4 million in higher transmission revenue impacted by favorable market conditions.

The following table provides key statistics impacting Operating Revenues:

	Three Months Ended March 31,		Increase (Decrease)
(kWh in millions)	2023	2022	Percent
Electric Sales (kWh) (1)
Retail Sales	1,822	1,789	1.8%
Wholesale, Long-Term (2)	474	309	53.4%
Wholesale, Short-Term	941	1,103	(14.7)%
Total Electric Sales	3,237	3,201	1.1%

Average Revenue per kWh (3)
Retail	12.78	12.18	4.9%
Wholesale, Long-Term	6.07	5.74	5.7%
Wholesale, Short-Term	8.61	3.44	150.3%

Total Retail Customers (4)	444,834	441,207	0.8%
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
Operating Expenses
Fuel and Purchased Power Expense
TEP reported Fuel and Purchased Power expense of $185 million for the first three months of 2023 compared with $118 million for the same period for 2022. The increase of $67 million, or 57%, was primarily due to:
•$41 million in higher fuel costs primarily due to: (i) an increase in natural gas prices; (ii) an increase in realized losses on natural gas swap agreements; and (iii) an increase in Gas-Fired Generation volumes; and
•$20 million decrease in PPFAC eligible costs deferred as a regulatory asset for future recovery and an increase in PPFAC cost recoveries.

The following table provides key statistics impacting Fuel and Purchased Power:

	Three Months Ended March 31,		Increase (Decrease)
(kWh in millions)	2023	2022	Percent
Sources of Energy
Coal-Fired Generation	981	1,301	(24.6)%
Gas-Fired Generation	1,582	1,322	19.7%
Utility-Owned Renewable Generation	230	209	10.0%
Total Generation	2,793	2,832	(1.4)%
Purchased Power, Non-Renewable	179	198	(9.6)%
Purchased Power, Renewable	355	313	13.4%
Total Generation and Purchased Power (1)	3,327	3,343	(0.5)%

(cents per kWh)
Average Fuel Cost of Generated Power (2)
Coal	2.91	2.54	14.6%
Natural Gas (3)	5.98	3.69	62.1%
Average Cost of Purchased Power (4)
Purchased Power, Non-Renewable	9.20	5.82	58.1%
Purchased Power, Renewable	6.45	6.71	(3.9)%
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
(3)Includes realized gains and losses from hedging activity.
(4)This metric represents cost as cents per kWh for renewable and non-renewable purchased power. This number is calculated as purchased power cost divided by Purchased Power (kWh) for each respective form of purchased power. Management uses this metric to compare and monitor the costs of renewable and non-renewable purchased power.
Operations and Maintenance Expense
TEP reported Operations and Maintenance expense of $108 million for the first three months of 2023 compared with $97 million for the same period for 2022. The increase of $11 million, or 11%, was primarily due to:
•$7 million in higher reimbursable maintenance expense related to Springerville Unit 3 primarily due to planned outages; partially offset by lower reimbursable maintenance expense related to Springerville Unit 4 primarily due to planned outages in 2022, not recurring in 2023;
•$6 million in higher outside services expense; and
•$3 million in higher REST and DSM expenses primarily due to higher program expenses, including customer rebates.
The increase was partially offset by $6 million in lower operations expense related to the retirement of San Juan Unit 1 in June 2022.
Depreciation and Amortization Expense
TEP reported Depreciation and Amortization expense of $57 million for the first three months of 2023 compared with $64 million for the same period for 2022. The decrease of $7 million, or 11%, was primarily due to the retirement of San Juan Unit 1 in June 2022.

Other Income (Expense)
TEP reported other expense of $16 million for the first three months of 2023 compared with $19 million for the same period for 2022. The decrease of $3 million, or 16%, was primarily due to a $4 million increase in the value of investments used to support certain post-employment benefits as a result of more favorable market conditions.
Income Tax Expense
TEP reported Income Tax Expense of $6 million for the first three months of 2023 compared with $2 million for the same period for 2022. The increase of $4 million, or 200%, was primarily due to $8 million in higher income tax expense related to an increase in pre-tax earnings; partially offset by a $2 million increase in recognition of PTCs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Any extended period of economic disruption could affect our business and financial conditions and access to sources of liquidity. Cash flows vary during the year with cash flows from operations typically being the lowest in the first quarter of the year and highest in the third quarter due to TEP's summer peaking load. Market risks associated with fluctuations in commodity prices can temporarily affect our cash flows due to timing of recovery through regulatory mechanisms. We cannot project the future level of commodity prices or their volatility. We use our revolving credit as needed to fund our business activities. We believe that we have sufficient liquidity under the 2021 Credit Agreement to meet short-term working capital needs and to provide credit enhancement as necessary under energy procurement and hedging agreements. The availability and terms under which we have access to external financing depend on a variety of factors, including our credit ratings and conditions in the bank and capital markets.

Available Liquidity

(in millions)	March 31, 2023
Cash and Cash Equivalents	$144
Amount Available under Revolving Credit Agreement (1)	245
Total Liquidity	$389
(1)The 2021 Credit Agreement provides for $250 million of revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively, and a maturity date of October 2026. See Access to Credit below.
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

Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing, and financing activities:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2023	2022	Percent
Operating Activities	$121	$120	0.8%
Investing Activities	(129)	(117)	10.3%
Financing Activities	135	133	1.5%
Net Increase (Decrease)	127	136	(6.6)%
Beginning of Period	51	33	54.5%
End of Period	$178	$169	5.3%
Operating Activities
Net cash flows provided by operating activities increased by $1 million in the first three months of 2023 compared with the same period in 2022. The increase was primarily due to: (i) higher margin from wholesale transactions due to favorable market conditions and timing of wholesale electricity sales; and (ii) higher retail revenue primarily due to higher PPFAC cost recoveries as a result of a higher PPFAC rate and higher sales due to favorable weather. The increase was partially offset by changes in working capital.
Investing Activities
Net cash flows used for investing activities increased by $12 million in the first three months of 2023 compared with the same period in 2022 primarily due to an increase in cash paid for capital expenditures.
Financing Activities
Net cash flows provided by financing activities increased by $2 million in the first three months of 2023 compared with the same period in 2022 primarily due to receipt of a tax sharing payment. The increase was partially offset by a decrease in customer advances for construction.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of March 31, 2023, TEP's short-term investments were deposited in insured cash sweep accounts.
Access to Credit
We have access to working capital through our credit agreement with lenders. Amounts borrowed from the 2021 Credit Agreement are used for working capital and other general corporate purposes. LOCs may be issued from time to time to support energy procurement, hedging transactions, and other business activities.
As of March 31, 2023, there was $245 million available under the 2021 Credit Agreement, which reflects no outstanding borrowings and a $5 million LOC issued with fees that accrue at a rate of 1.025% per annum.
See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 in our 2022 Annual Report on Form 10-K for additional information regarding our 2021 Credit Agreement.
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

TEP has, from time to time, refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, we may, in the future, refinance or redeem debt before maturity.
•In February 2023, we issued and sold $375 million aggregate principal amount of 5.50% senior unsecured notes due April 2053 with proceeds used to redeem and repay debt and for general corporate purposes.
•In March 2023, we repaid at maturity $150 million aggregate principal amount of 3.85% senior unsecured notes.
•In March 2023, we redeemed at par prior to maturity $91 million aggregate principal amount of tax-exempt bonds bearing interest at a rate of 4.00% per annum.
We plan to amend the 2021 Credit Agreement to provide for the transition to Secured Overnight Financing Rate-based borrowings before the end of the second quarter of 2023.
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of March 31, 2023, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- and A3, respectively.
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
Debt Covenants
Under certain agreements, should TEP fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of March 31, 2023, TEP was in compliance with these covenants.
We do not have any provisions in any of our debt agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contributions from Parent
TEP received an equity contribution of $6 million in the first three months of 2023 and received no equity contributions in the first three months of 2022.
Dividends Declared and Paid to Parent
TEP did not declare or pay dividends to UNS Energy in the first three months of 2023 or 2022.
Master Trading Agreements
TEP conducts its wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, TEP may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits established for TEP based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of March 31, 2023, TEP had no cash posted as collateral to provide credit enhancement related to our wholesale marketing or risk management activities.
Capital Expenditures
TEP's routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. In the first three months of 2023, there were no material changes to our forecasted capital expenditures as reported in our 2022 Annual Report on Form 10-K.
Income Tax Position
On August 16, 2022, President Biden signed the IRA into law. Among other provisions, the legislation enacted a new Corporate Alternative Minimum Tax (CAMT) of 15% that is effective for tax years beginning after December 31, 2022. TEP is currently subject to the CAMT due to its membership in the Fortis consolidated tax group.

Under the terms of the tax sharing agreement with UNS Energy, we received $6 million in tax sharing payments for the first three months of 2023 and made $1 million in tax sharing payments for the first three months of 2022. Future cash flows are subject to change and are not expected to have a significant impact on our operating cash flows.
Environmental Matters
The Environmental Protection Agency (EPA) has the authority to regulate the amount of sulfur dioxide (SO2), nitrogen oxides (NOx), carbon dioxide (CO2), particulate matter, mercury and other by-products produced by generation facilities. We may incur additional costs to comply with future changes in federal and state environmental laws, regulations, and permit requirements at our generation facilities. Environmental laws and regulations are subject to a range of interpretations, which may ultimately be resolved by the courts. Because these laws and regulations continue to evolve, we are unable to predict the impact they may have on our operations and consolidated financial results. Complying with these changes may reduce operating efficiency and increase capital and operating costs. We expect recovery of the costs of environmental compliance through cost recovery mechanisms and Retail Rates.
Regional Haze Regulations
The EPA's Regional Haze rule requires emission reductions from certain industrial facilities emitting air pollutants that reduce visibility in national parks and wilderness areas (Regional Haze). The rule calls for states to establish goals and emission reduction strategies for improving visibility in these areas. States must submit these goals and strategies to the EPA for approval in the form of a State Implementation Plan (SIP) and must review and submit revisions to the SIP on a periodic basis.
In December 2016, the EPA signed a final rule that, among other things, changed the submittal date for the next Regional Haze SIP revisions from 2018 to 2021. The Arizona Department of Environmental Quality (ADEQ) began to develop a control strategy with a focus on making reasonable progress toward the national visibility goal. In July 2019, we were notified by ADEQ that Sundt Unit 3 and Springerville Units 1 and 2 had been selected for potential emissions controls evaluation.
We conducted the potential emissions controls evaluation, commonly referred to as the four factor analysis, for both facilities. These evaluations were submitted to the ADEQ in March 2020 for the agency's use in developing the revised SIP. The ADEQ submitted the revised SIP to the EPA in August 2022. In August 2022, the EPA issued a letter to the ADEQ finding Arizona's SIP revision complies with the completeness criteria outlined in the rule. By statute, the EPA has one year from the completeness determination to take action on Arizona's SIP revision. Based on current Regional Haze requirement timeframes, we anticipate that compliance strategies, if any, will likely be required to be implemented two years after the ADEQ's submission of the revised SIP to the EPA. We cannot predict the outcome of these matters at this time but will continue to work with the ADEQ to determine compliance strategies as needed.
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
In 2021, the U.S. Court of Appeals for the D.C. Circuit: (i) vacated the EPA's repeal of the CPP and remanded it back to the EPA for further consideration (the vacatur was later stayed by the court); and (ii) vacated and remanded the ACE rule. Certain petitioners, defending the repeal of the CPP, filed petitions for an order requesting that the U.S. Supreme Court review the decision of the lower court. The U.S. Supreme Court granted the petitions, consolidated the cases, and issued an opinion in June 2022 concerning the scope of the EPA's authority to regulate GHG emissions from existing coal-fired generation facilities under the Clean Air Act in June 2022. The U.S. Supreme Court reversed the D.C. Circuit and remanded the cases back for further proceedings consistent with the June 2022 opinion. In September 2022, the EPA announced the opening of a non-rulemaking docket for public comments on the EPA's efforts to reduce GHG emissions from existing fossil fuel-based generation facilities. Comments were due to the EPA in March 2023.
We cannot predict the outcome of these matters at this time, but will continue to monitor legal challenges, legislative efforts, and administrative rulemakings.

Coal Combustion Residuals Regulation
In April 2015, the EPA issued a final rule requiring the disposal of coal ash and other Coal Combustion Residuals (CCR) to be managed as a solid waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA) for disposal in landfills and/or surface impoundments. Our share of costs to comply with the CCR rule at Four Corners is estimated to be $3 million. This includes estimated costs for corrective action for two CCR units at the facility. Arizona Public Service Company (APS), the operating agent of Four Corners, began an assessment of corrective measures in 2019 and completed the assessment in 2022. The proposed final remedy was presented to the public in August 2022, and a final remedy report is being prepared. We cannot predict the outcome or timing of these matters at this time.
Effluent Limitation Guidelines
In 2015, as part of the Clean Water Act, the EPA published the final Steam Electric Power Generating category Effluent Limitation Guidelines and Standard rule, revising standards and limitations for coal-fired generation wastewater discharges. The rule established new or additional Effluent Limitations Guidelines (ELG) for wastewater discharges associated with fly ash, bottom ash, flue gas desulfurization, flue gas mercury control, and gasification of fuels such as coal and petroleum coke. With the exception of Four Corners, none of our coal-fired generation facilities are subject to the rule.
In response to legal challenges, the EPA revised the ELGs and issued a final rule in August 2020, which became effective in December 2020. The final rule revised requirements for flue gas desulfurization wastewater and bottom ash transport water (BATW). To comply with the revised ELGs prior to the December 31, 2023, regulatory compliance date, APS will install and operate a BATW recycle system at Four Corners. Additionally, APS filed a National Pollution Discharge Elimination System permit modification request in January 2021. APS has been working with the EPA on the permit modification, including the establishment of compliance dates for the evaluation and testing of the BATW recycle system, and the establishment of interim discharge limits for operations between 2023 and 2025. We cannot predict the timing or final outcome of the permitting effort at this time. Our share of the cost to comply with the revised ELGs at Four Corners is estimated to be $3 million.

CRITICAL ACCOUNTING ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements and related notes. Management believes that there have been no significant changes during the three months ended March 31, 2023, to the items that we disclosed as our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K.

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
There have been no additional risks and no material changes to market risks disclosed in Part II, Item 7A in our 2022 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and

Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of March 31, 2023. There was no change in TEP’s internal control over financial reporting during the quarter ended March 31, 2023, that materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of certain legal proceedings affecting TEP, refer to Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A. RISK FACTORS
The business and financial results of TEP are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our 2022 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
*4(1)	Officer’s Certificate, dated February 16, 2023, authorizing 5.50% Senior Notes due 2053 (Form 8-K dated February 16, 2023, File No. 1-05924 – Exhibit 4.1)

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Susan M. Gray

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Frank P. Marino

**32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from TEP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101

*	Previously filed as indicated and incorporated herein by reference.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	May 2, 2023	/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)