Form 10-Q
period 2023-06-30
TUCSON ELECTRIC POWER CO
filed 2023-08-02
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of August 1, 2023.

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
2021 Credit Agreement
The 2021 Credit Agreement, as amended in June 2023, provides for $250 million of revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively, and a maturity date of October 2026

2022 Rate Case	TEP's general rate case filed with the ACC in 2022 based on a test year ended December 31, 2021
ACC	Arizona Corporation Commission
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMT	Alternative Minimum Tax
BTA	Build-Transfer Agreement
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
COVID-19	Coronavirus Disease 2019
DG	Distributed Generation
DSM	Demand Side Management
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
IRA	Inflation Reduction Act, signed into law on August 16, 2022
LFCR	Lost Fixed Cost Recovery
LOC	Letter(s) of Credit
OATT	Open Access Transmission Tariff
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
PTC	Production Tax Credit
RES	Renewable Energy Standard
Retail Rates	Rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment
ROO	Recommended Opinion and Order
SOFR	Secured Overnight Financing Rate
ENTITIES AND GENERATING STATIONS

Fortis	Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada, whose principal executive offices are located at Fortis Place, Suite 1100, 5 Springdale Street, St. John's, NL A1E 0E4
Four Corners	Four Corners Generating Station
Oso Grande	A wind-powered electric generation facility, located in southeastern New Mexico
San Juan	San Juan Generating Station
Springerville	Springerville Generating Station
Sundt	H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy

UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701
UNS Energy Affiliates	Affiliated subsidiaries of UNS Energy including UniSource Energy Services, Inc., UNS Electric, and UNS Gas
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy
UNITS OF MEASURE

BBtu	Billion British thermal unit(s), a measure of the quantity of heat required to raise the temperature of one pound of liquid water by one degree Fahrenheit at the temperature at which water has its greatest density, in billions
GWh	Gigawatt-hour(s), a measure of electricity that represents one billion watts of power expended over one hour
kWh	Kilowatt-hour(s), a measure of electricity that represents one thousand watts of power expended over one hour
MW	Megawatt(s), a measure of electricity that represents one million watts of power
MWh	Megawatt-hour(s), a measure of electricity that represents one million watts of power expended over one hour

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
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2022 Annual Report on Form 10-K; Part II, Item 1A. Risk Factors of this Form 10-Q; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; and other parts of this report. These factors include: voter initiatives and state and federal regulatory and legislative decisions and actions, including changes in tax, inclusive of the IRA and evolving interpretive guidance related thereto, and energy policies and the adoption of new regulations regarding electric service disconnections; any change in the structure of utility service in Arizona resulting from the ACC or state legislature's examination of the state's energy policies; and/or changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; the outcome of the 2022 Rate Case and any additional phase thereof; unfavorable rulings, penalties, or findings by the FERC; regional economic and market conditions that could affect customer growth and electricity usage; the continuation of benefits of participation in the Energy Imbalance Market; changes in electricity consumption by retail customers; risks related to climate change, including shifts in weather seasonality and extreme weather events, affecting electricity usage of our customers and the performance of our operations; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the expected demand plus reserve margin requirements; the cost of debt and equity capital and access to capital markets and bank markets, which may affect our ability to raise additional capital and use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and a changing interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and related contribution requirements and expenses; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense, including increases due to inflationary effects; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting estimates; the ongoing impact of mandated energy efficiency and DG initiatives; our ability to effectively implement plans to meet our goals related to reducing carbon emissions by 2035, and the potential impact on our financial condition; changes to long-term contracts; the cost of fuel and power supplies; fluctuations or increases in commodity prices; the ability to obtain coal or natural gas from our suppliers; the timing and cost of generation facility decommissioning and mine reclamation activities; cyber-attacks, data breaches, or other cyberspace attacks to our information security and our operations and technology infrastructure, including attacks that may rise from heightened geopolitical instability; physical attacks to our electric generation, transmission, and distribution assets; the performance of generation facilities, including renewable generation resources; the extent of the impact of a global health crisis on our business and operations, and any economic and/or societal disruptions resulting therefrom and from the government actions taken in response thereto; and the ongoing implementation of our 2020 IRP.

v

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenues	$418,236	$439,527	$854,089	$776,253

Operating Expenses
Fuel	64,630	105,809	188,700	188,773
Purchased Power	47,136	53,487	83,576	84,031
Transmission and Other PPFAC Recoverable Costs	15,362	20,911	31,961	37,746
Increase (Decrease) to Reflect PPFAC Recovery Treatment	26,583	(2,365)	34,497	(14,246)
Total Fuel and Purchased Power	153,711	177,842	338,734	296,304
Operations and Maintenance	119,983	101,337	228,042	198,570
Depreciation	47,424	54,450	94,564	108,048
Amortization	9,803	9,939	19,494	19,857
Taxes Other Than Income Taxes	17,103	15,266	34,380	31,965
Total Operating Expenses	348,024	358,834	715,214	654,744

Operating Income	70,212	80,693	138,875	121,509

Other Income (Expense)
Interest Expense	(24,172)	(21,144)	(47,488)	(42,634)
Allowance For Borrowed Funds	1,161	803	2,169	1,413
Allowance For Equity Funds	3,249	2,370	6,142	4,041
Unrealized Gains (Losses) on Investments	433	(3,937)	1,793	(6,721)
Other, Net	3,666	3,436	5,757	6,422
Total Other Income (Expense)	(15,663)	(18,472)	(31,627)	(37,479)

Income Before Income Tax Expense	54,549	62,221	107,248	84,030
Income Tax Expense	6,823	7,247	12,629	9,636
Net Income	$47,726	$54,974	$94,619	$74,394
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net Income	$94,619	$74,394
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	94,564	108,048
Amortization Expense	19,494	19,857
Amortization of Debt Issuance Costs	1,541	1,480
Use of Renewable Energy Credits for Compliance	22,608	23,237
Deferred Income Taxes	9,915	8,219
Pension and Other Postretirement Benefits Expense	7,588	5,824
Pension and Other Postretirement Benefits Funding	(4,727)	(6,027)
Allowance for Equity Funds Used During Construction	(6,142)	(4,041)
Changes in Current Assets and Current Liabilities:
Accounts Receivable	108,638	(63,817)
Materials, Supplies, and Fuel Inventory	(18,147)	11,183
Regulatory Assets	22,679	(33,048)
Other Current Assets	859	236
Accounts Payable and Accrued Charges	(118,955)	85,946
Income Taxes Receivable/Payable	(1,086)	(51)
Regulatory Liabilities	(3,219)	1,066
Other, Net	(14,877)	26,564
Net Cash Flows—Operating Activities	215,352	259,070
Cash Flows from Investing Activities
Capital Expenditures	(231,472)	(211,663)
Purchase Intangibles, Renewable Energy Credits	(31,718)	(33,892)
Contributions in Aid of Construction	2,539	4,804
Net Cash Flows—Investing Activities	(260,651)	(240,751)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	—	5,000
Repayments of Borrowings, Revolving Credit Facility	—	(20,000)
Proceeds from Issuance, Long-Term Debt—Net of Discount	373,954	323,804
Repayments of Long-Term Debt	(240,745)	(193,465)
Dividend Paid to Parent	(55,000)	—
Payment of Debt Issuance Costs	(4,092)	(2,931)
Contribution from Parent	5,900	—
Other, Net	(877)	3,764
Net Cash Flows—Financing Activities	79,140	116,172
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	33,841	134,491
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	50,981	33,489
Cash, Cash Equivalents, and Restricted Cash, End of Period	$84,822	$167,980
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	June 30, 2023	December 31, 2022
ASSETS
Utility Plant
Plant in Service	$7,918,549	$7,813,680
Construction Work in Progress	333,477	256,044
Total Utility Plant	8,252,026	8,069,724
Accumulated Depreciation and Amortization	(2,653,194)	(2,603,730)
Total Utility Plant, Net	5,598,832	5,465,994

Investments and Other Property	65,402	74,128

Current Assets
Cash and Cash Equivalents	52,835	16,237
Accounts Receivable (Net of Allowance for Credit Losses of $8,760 and $9,012)	205,479	320,899
Fuel Inventory	37,827	28,681
Materials and Supplies	164,652	155,650
Regulatory Assets	163,327	185,034
Derivative Instruments	26,539	27,019
Other	30,019	30,547
Total Current Assets	680,678	764,067
Regulatory and Other Assets
Regulatory Assets	177,814	184,894
Derivative Instruments	38,330	77,123
Other	134,234	123,575
Total Regulatory and Other Assets	350,378	385,592
Total Assets	$6,695,290	$6,689,781
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	June 30, 2023	December 31, 2022
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of June 30, 2023 and December 31, 2022)	$1,702,439	$1,696,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	1,007,986	968,367
Accumulated Other Comprehensive Loss	(2,829)	(2,884)
Total Common Stock Equity	2,701,239	2,655,665
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of June 30, 2023 and December 31, 2022)	—	—
Long-Term Debt, Net	2,395,534	2,114,980
Total Capitalization	5,096,773	4,770,645
Current Liabilities
Current Maturities of Long-Term Debt, Net	—	149,957
Accounts Payable	133,726	233,920
Accrued Taxes Other Than Income Taxes	54,657	58,914
Accrued Employee Expenses	30,037	38,459
Accrued Interest	19,710	14,868
Regulatory Liabilities	98,465	110,782
Customer Deposits	14,841	14,073
Derivative Instruments	11,078	12,752
Other	46,516	49,163
Total Current Liabilities	409,030	682,888
Regulatory and Other Liabilities
Deferred Income Taxes, Net	607,473	590,926
Regulatory Liabilities	320,251	377,546
Pension and Other Postretirement Benefits	69,667	69,048
Derivative Instruments	3,060	4,787
Other	189,036	193,941
Total Regulatory and Other Liabilities	1,189,487	1,236,248

Commitments and Contingencies

Total Capitalization and Other Liabilities	$6,695,290	$6,689,781
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Three Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of March 31, 2022	$1,696,539	$(6,357)	$870,362	$(9,718)	$2,550,826
Net Income			54,974		54,974
Other Comprehensive Income, Net of Tax				197	197
Balances as of June 30, 2022	$1,696,539	$(6,357)	$925,336	$(9,521)	$2,605,997

Balances as of March 31, 2023	$1,702,439	$(6,357)	$1,015,260	$(2,856)	$2,708,486
Net Income			47,726		47,726
Other Comprehensive Income, Net of Tax				27	27
Dividend Declared to Parent			(55,000)		(55,000)
Balances as of June 30, 2023	$1,702,439	$(6,357)	$1,007,986	$(2,829)	$2,701,239

	Six Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2021	$1,696,539	$(6,357)	$850,942	$(9,915)	$2,531,209
Net Income			74,394		74,394
Other Comprehensive Income, Net of Tax				394	394
Balances as of June 30, 2022	$1,696,539	$(6,357)	$925,336	$(9,521)	$2,605,997

Balances as of December 31, 2022	$1,696,539	$(6,357)	$968,367	$(2,884)	$2,655,665
Net Income			94,619		94,619
Other Comprehensive Income, Net of Tax				55	55
Dividend Declared to Parent			(55,000)		(55,000)
Contribution from Parent	5,900				5,900
Balances as of June 30, 2023	$1,702,439	$(6,357)	$1,007,986	$(2,829)	$2,701,239

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
As of June 30, 2023, the carrying amounts of assets and liabilities on the balance sheet that relate to variable interests under long-term renewable PPAs were predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as TEP would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.

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

	Six Months Ended June 30,
(in millions)	2023	2022
Cash and Cash Equivalents	$53	$146
Restricted Cash included in:
Investments and Other Property	19	19
Current Assets—Other	13	3
Cash, Cash Equivalents, and Restricted Cash, End of Period	$85	$168
Restricted cash primarily represents cash contractually required to be set aside to pay TEP's share of mine reclamation and decommissioning costs at San Juan.
Income Tax Expense
TEP realized PTC benefits associated with Oso Grande of $4 million and $9 million in Income Tax Expense on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023, respectively, and $6 million and $8 million for the three and six months ended June 30, 2022, respectively.
NEW ACCOUNTING STANDARDS ISSUED AND ADOPTED
The following new authoritative accounting guidance issued by the Financial Accounting Standards Board (FASB) has been adopted and reflected in TEP's financial statements as of June 30, 2023. Adoption of the new guidance had an insignificant impact on TEP's financial position, results of operations, cash flows, and disclosures.
Reference Rate Reform
In 2020, the FASB issued Accounting Standards Update (ASU) 2020-04 establishing Accounting Standards Codification (ASC) Topic 848, Reference Rate Reform, and in 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, ASC 848). ASC 848 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. In 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, to defer the sunset date of ASC 848 to December 31, 2024. ASU 2022-06 became effective immediately.
NEW ACCOUNTING STANDARDS ISSUED AND NOT YET ADOPTED
Other new authoritative accounting guidance issued by the FASB was assessed and either determined to not be applicable or is expected to have an insignificant impact on TEP’s financial position, results of operations, cash flows, and disclosures.

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
On July 12, 2023, an ACC ALJ issued a ROO in TEP's 2022 Rate Case. Key recommendations of the ROO, include:
•a non-fuel retail revenue increase of $102 million over test year non-fuel retail revenues;
•a 6.85% return on original cost rate base of $3.6 billion, which includes a return on equity of 9.40% and an average cost of debt of 3.82%;
•approval to recover costs of changes in generation resources, including the addition of Oso Grande in rates;
•denial of a request for a System Reliability Benefit adjustor that was designed to provide more timely recovery of TEP's energy resource investments; and
•the establishment of a second phase of the 2022 Rate Case to consider updates to TEP's PPFAC plan of administration.
In January 2023, the ACC ordered that the just and equitable transition away from fossil-based generation facilities be considered as part of the 2022 Rate Case. The ROO proposes establishing a task force to review matters related to just and equitable transition but proposes no ratepayer funding for the transition as part of the 2022 Rate Case. TEP cannot predict the timing or outcome of this proceeding.
OTHER FERC MATTERS
In January 2021, the FERC notified TEP that it was commencing an audit with the intent to evaluate TEP's compliance with: (i) the accounting requirements of the Uniform System of Accounts; and (ii) the reporting requirements of the FERC Form 1 Annual Report and Supplemental Form 3-Q Quarterly Financial Reports. The audit covered the period of January 1, 2018 to December 31, 2021. In November 2022, the FERC published its findings and recommendations. TEP accepted the findings therein and, in May 2023, issued refunds to customers of $1 million related to the audit. All compliance activities related to the audit were completed by the end of the second quarter of 2023, and a final status update was submitted to the FERC on July 28, 2023.
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
In April 2022, the ACC approved a rate adjustment for the PPFAC that set the true-up component of the PPFAC rate to recover the then existing uncollected true-up balance over 18 months. The ACC also set the forward-looking component of the PPFAC rate to zero, which contributed to under-collection of PPFAC costs. In May 2023, the ACC approved a rate adjustment for the PPFAC to collect the remaining uncollected balance over 12 months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Beginning of Period	$118	$102	$124	$91
Deferred Fuel and Purchased Power Costs (1)	65	88	123	153
PPFAC and Base Power Recoveries	(90)	(87)	(154)	(141)
End of Period	$93	$103	$93	$103
(1)Includes costs eligible for recovery through the PPFAC and base power rates.
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
Renewable Energy Standard
The ACC’s RES requires Arizona regulated utilities to increase their use of renewable energy each year until it represents at least 15% of their total annual retail energy sales by 2025, with DG accounting for 30%. The renewable energy requirement in 2023 is 13% of retail electric sales. Consistent with prior years, TEP expects to meet these requirements through a combination of utility-owned resources, PPAs, and customer-sited DG. Arizona utilities are required to file an annual RES implementation plan for review and approval by the ACC. TEP recovers approved costs of carrying out this plan from retail customers through a RES Tariff.
In 2021, the ACC approved TEP's 2021 RES implementation plan for the years 2021 and 2022 with a budget of $66 million. The approved amounts fund: (i) above market cost of renewable power purchases; (ii) previously awarded incentives for customer-installed DG; and (iii) various other program costs. In June 2023, the ACC approved an extension of the 2021 RES implementation plan through 2024.
Energy Efficiency Standards
TEP is required to implement cost-effective DSM programs to comply with the ACC’s Energy Efficiency Standards. The Energy Efficiency Standards provide regulated utilities a DSM surcharge to recover from retail customers the costs of implementing DSM programs, as well as an annual performance incentive. TEP records its annual DSM performance incentive for the prior calendar year in the first quarter of each year.
In November 2022, the ACC approved TEP’s 2022 energy efficiency implementation plan, with a budget of $24 million, which is collected through the DSM surcharge. The 2022 plan will remain in effect until another plan is approved.
In March 2022, the ACC set an annual 1.3% energy efficiency target measured by retail MWh savings over three years.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded on the Condensed Consolidated Balance Sheets are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	June 30, 2023	December 31, 2022
Regulatory Assets
Under Recovered Purchased Energy Costs	1	$93	$124
Pension and Other Postretirement Benefits (Note 8)	Various	87	90
Early Generation Retirement Costs	Various	55	58
Lost Fixed Cost Recovery	1	33	25
Property Tax Deferrals (1)	1	30	29
Final Mine Reclamation and Retiree Healthcare Costs (2)	6	11	11
Income Taxes Recoverable through Future Rates (3)	Various	6	6
Unamortized Loss on Reacquired Debt	Various	5	5
Derivatives (Note 9)	7	3	3
Other Regulatory Assets	Various	18	19
Total Regulatory Assets		341	370
Less Current Portion	1	163	185
Total Non-Current Regulatory Assets		$178	$185

Regulatory Liabilities
Income Taxes Payable through Future Rates (3)	Various	$236	$244
Renewable Energy Standard	Various	73	73
Derivatives (Note 9)	7	39	86
Net Cost of Removal (4)	Various	31	43
Demand Side Management	1	15	16
Transmission Balancing Accounts	1	9	9
Pension and Other Postretirement Benefits (Note 8)	Various	8	8
Deferred Investment Tax Credits	Various	7	7
Other Regulatory Liabilities	Various	—	3
Total Regulatory Liabilities		418	489
Less Current Portion	1	98	111
Total Non-Current Regulatory Liabilities		$320	$378
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

NOTE 3. REVENUE
DISAGGREGATION OF REVENUES
TEP earns most of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Retail	$297	$306	$530	$524
Wholesale (1)	64	99	190	155
Other Services	39	23	70	47
Revenues from Contracts with Customers	400	428	790	726
Alternative Revenues	8	2	21	13
Other	10	10	43	37
Total Operating Revenues	$418	$440	$854	$776
(1)In 2022, the FERC issued the 2022 Final FERC Rate Order approving TEP's proposed OATT revisions. Prior to July 2022, wholesale revenues excluded an estimate of revenues probable of refund.

NOTE 4. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable on the Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2023	December 31, 2022
Retail	$92	$87
Retail, Unbilled	60	46
Retail, Allowance for Credit Losses	(9)	(9)
Wholesale (1)	32	132
Due from Affiliates (Note 5)	15	26
Other	15	39
Accounts Receivable	$205	$321
(1)Includes $8 million as of June 30, 2023, and $52 million as of December 31, 2022, of receivables related to revenue from derivative instruments.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Beginning of Period	$(8)	$(9)	$(9)	$(10)
Credit Loss Expense	(1)	(1)	(2)	(1)
Write-offs	—	2	2	3
End of Period	$(9)	$(8)	$(9)	$(8)

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
The following table presents the components of related party balances included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2023	December 31, 2022
Receivables from Related Parties
UNS Electric	$13	$22
UNS Gas	2	2
UNS Energy	—	2
Total Due from Related Parties	$15	$26

Payables to Related Parties
UNS Electric	$2	$5
UNS Energy	1	1
UNS Gas	—	1
Total Due to Related Parties	$3	$7
The following table presents the components of related party transactions included in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Goods and Services Provided by TEP to Affiliates
Wholesale Revenues, UNS Electric (1)	$6	$9	$13	$10
Common Costs, UNS Energy Affiliates (2)	5	6	11	11
Transmission Revenues, UNS Electric (1)	2	1	4	3
Control Area Services, UNS Electric (3)	1	1	1	2

Goods and Services Provided by Affiliates to TEP
Corporate Services, UNS Energy (4)	$1	$2	$4	$5
Corporate Services, UNS Energy Affiliates (5)	1	1	1	1
Purchased Power, UNS Electric (1)	—	—	1	—
Capacity Charges, UNS Gas (6)	—	—	1	—
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
(3)TEP charges UNS Electric for control area services under a FERC-filed Control Area Services Agreement.
(4)Costs for corporate services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry-accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 85% of UNS Energy's allocated costs. Corporate Services, UNS Energy includes legal, audit, and Fortis' management fees. TEP's share of Fortis' management fees was $2 million and $4 million for the three and six months ended June 30, 2023 and 2022, respectively.
(5)Costs for corporate services (e.g., finance, accounting, tax, legal, and information technology) and other labor services for UNS Energy Affiliates are directly assigned to the benefiting entity at a fully burdened cost when possible.
(6)UNS Gas charges TEP for natural gas capacity used to supply one of TEP's generation facilities.

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
CREDIT AGREEMENT
In June 2023, the 2021 Credit Agreement was amended to provide for the transition to SOFR-based borrowings. As of June 30, 2023, the amended agreement provides for borrowings at SOFR for the respective term plus an adjustment of 0.10%, plus an applicable margin of 1.025% or at an Alternate Base Rate plus 0.025%.

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
TEP is liable for a portion of final mine reclamation costs upon closure of the mines servicing San Juan and Four Corners. TEP’s share of final mine reclamation costs at Four Corners is $7 million upon the expiration of the Four Corners coal supply agreement in 2031. TEP ceased operations at San Juan upon expiration of the coal supply agreement in June 2022. As of June

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
30, 2023, TEP’s remaining final mine reclamation liability at San Juan was $29 million. TEP established a trust to fund its share of estimated final mine reclamation costs at San Juan, which will remain in effect through the completion of final mine reclamation activities currently projected to occur by 2039. See Note 1 for additional information on restricted cash.
TEP's aggregate liability balance related to San Juan and Four Corners final mine reclamation totaled $34 million and $37 million as of June 30, 2023, and December 31, 2022, respectively, and was recorded in Other on the Condensed Consolidated Balance Sheets.
Performance Guarantees
TEP has joint generation participation agreements with participants at Four Corners and Luna Generating Station (Luna), which expire in 2041 and 2046, respectively. The participants at Four Corners and Luna, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. There is no cap on the potential amount of future payments TEP could be required to make under the Luna guarantee. The aggregate maximum potential amount of future payments to the non-defaulting parties is $250 million at Four Corners. As of June 30, 2023, there have been no such payment defaults under either of the participation agreements.
The Navajo Generating Station (Navajo) and San Juan participation agreements expired in 2019 and 2022, respectively, but certain performance obligations continue through the decommissioning of both generation facilities. In the case of a default under either participation agreement, the non-defaulting participants would seek financial recovery directly from the defaulting party.
Environmental Matters
TEP is subject to federal, state, and local environmental laws and regulations regarding air and water quality, water use, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species, and other environmental matters that have the potential to impact TEP's current and future operations. Environmental laws and regulations are subject to a range of interpretations, which may ultimately be resolved by the courts. Because these laws and regulations continue to evolve, TEP is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. TEP expects to recover the cost of environmental compliance from its customers. TEP believes it is in compliance with applicable environmental laws and regulations in all material respects.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. EMPLOYEE BENEFIT PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
(in millions)	2023	2022	2023	2022
Service Cost	$3	$5	$1	$2
Non-Service Cost (1)
Interest Cost	6	4	1	1
Expected Return on Plan Assets	(7)	(10)	(1)	(1)
Amortization of Net Loss	1	2	—	—
Net Periodic Benefit Cost	$3	$1	$1	$2

	Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Service Cost	$6	$10	$2	$3
Non-Service Cost (1)
Interest Cost	11	8	2	1
Expected Return on Plan Assets	(14)	(19)	(1)	(1)
Amortization of Net Loss	2	4	—	—
Net Periodic Benefit Cost	$5	$3	$3	$3
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	June 30, 2023
Assets
Cash Equivalents (1)	$15	$—	$15
Restricted Cash (1)	26	—	26
Energy Derivative Contracts, Regulatory Recovery (2)	—	48	48
Energy Derivative Contracts, No Regulatory Recovery (2)	—	17	17
Total Assets	41	65	106
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(14)	(14)
Total Liabilities	—	(14)	(14)
Total Assets (Liabilities), Net	$41	$51	$92

(in millions)	December 31, 2022
Assets
Restricted Cash (1)	$35	$—	$35
Energy Derivative Contracts, Regulatory Recovery (2)	—	100	100
Energy Derivative Contracts, No Regulatory Recovery (2)	—	4	4
Total Assets	35	104	139
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(18)	(18)
Total Liabilities	—	(18)	(18)
Total Assets (Liabilities), Net	$35	$86	$121
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis on the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	June 30, 2023
Derivative Assets
Energy Derivative Contracts	$65	$13	$—	$52
Derivative Liabilities
Energy Derivative Contracts	(14)	(13)	—	(1)

(in millions)	December 31, 2022
Derivative Assets
Energy Derivative Contracts	$104	$14	$14	$76
Derivative Liabilities
Energy Derivative Contracts	(18)	(14)	—	(4)
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Unrealized Net Gain (Loss) (1)	$(5)	$18	$(47)	$107
(1)For the three and six months ended June 30, 2023, unrealized net loss on regulatory recoverable derivative contracts was primarily due to decreases in forward market prices of natural gas. For the three and six months ended June 30, 2022, unrealized net gain on regulatory recoverable derivative contracts was primarily due to increases in forward market prices of natural gas.
Energy Derivative Contracts, No Regulatory Recovery
TEP enters into certain energy contracts that are considered derivatives but do not qualify for regulatory recovery. The Company records unrealized gains and losses for these contracts in the income statement unless a normal purchase or normal sale election is made. For contracts that meet the trading definition in the PPFAC plan of administration, TEP must share 10% of any realized gains with retail customers through the PPFAC mechanism. The table below presents amounts recorded in Operating Revenues on the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Operating Revenues	$4	$2	$17	$10
Derivative Volumes
As of June 30, 2023, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	June 30, 2023	December 31, 2022
Power Contracts GWh	4,084	1,979
Gas Contracts BBtu	98,991	96,755
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
TEP considers the effect of counterparty credit risk in determining the fair value of derivative instruments that are in a net asset position, after incorporating collateral posted by counterparties, and then allocates the credit risk adjustment to individual contracts. TEP also considers the impact of its credit risk on instruments that are in a net liability position, after considering the collateral posted, and then allocates the credit risk adjustment to individual contracts.
The value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $22 million as of June 30, 2023, compared with $86 million as of December 31, 2022. As of June 30, 2023, TEP had no cash posted as collateral to provide credit enhancement. If the credit risk contingent features were triggered on June 30, 2023, TEP would have been required to post $22 million of collateral. As of June 30, 2023, TEP had $15 million in outstanding net payable balances for settled positions.

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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Net Carrying Value		Fair Value
(in millions)		June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,396	$2,265	$2,068	$1,901

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that resulted in recognition of assets and liabilities but did not result in cash receipts or payments were as follows:

	Six Months Ended June 30,
(in millions)	2023	2022
Accrued Capital Expenditures	$31	$25
Renewable Energy Credits	6	5
Asset Retirement Obligation/Cost Increase (Decrease) (1)	(1)	(28)
Net Cost of Removal Increase (Decrease) (2)	(9)	(46)
(1)In 2022, TEP retired the San Juan asset retirement cost asset, concurrent with the retirement of San Juan Unit 1 in June 2022.
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
•critical accounting estimates; and
•new accounting standards issued and adopted or not yet adopted.
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
References in Management's Discussion and Analysis to "we" and "our" are to TEP.

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
Performance - The second quarter of 2023 compared with the second quarter of 2022
We reported net income of $48 million in the second quarter of 2023 compared with net income of $55 million in the second quarter of 2022. The decrease of $7 million, or 13%, was primarily due to:
•$8 million in lower retail revenue primarily due to lower usage as a result of unfavorable weather; partially offset by increased LFCR revenue;
•$3 million in lower margin from wholesale transactions primarily due to a decrease in sales volume;
•$3 million in higher base operations and maintenance expenses primarily due to increases in employee wages and benefits and outside services expenses, and an increase in costs at our generation facilities as a result of higher planned outages and maintenance costs in 2023; partially offset by lower remote plant expenses due to the retirement of San Juan Unit 1 in June 2022;
•$3 million in higher net periodic non-service costs as a result of increased interest cost and a decrease in expected return on plan assets; and
•$3 million in higher interest expense primarily due to the issuance of debt in February 2023.
The decrease was partially offset by:
•$6 million in lower depreciation expense primarily due to the retirement of San Juan Unit 1 in June 2022;
•$5 million increase due to changes in the value of investments used to support certain post-employment benefits as a result of more favorable market conditions; and
•$4 million increase in interest income due to an increase in the interest rate on PPFAC balances.
Performance - The first six months of 2023 compared with the first six months of 2022
We reported net income of $95 million in the first six months of 2023 compared with net income of $74 million in the first six months of 2022. The increase of $21 million, or 28%, was primarily due to:
•$12 million in lower depreciation expense primarily due to the retirement of San Juan Unit 1 in June 2022;
•$9 million in higher margin from wholesale transactions primarily due to higher prices;
•$9 million increase due to changes in the value of investments used to support certain post-employment benefits as a result of more favorable market conditions; and
•$6 million increase in interest income due to an increase in the interest rate on PPFAC balances.
The increase was partially offset by:
•$5 million in higher net periodic non-service costs as a result of increased interest cost and a decrease in expected return on plan assets;
•$5 million in higher base operations and maintenance expenses primarily due to increases in employee wages and benefits and outside services expenses, and an increase in costs at our generation facilities as a result of higher planned outages and maintenance costs in 2023; partially offset by lower remote plant expenses due to the retirement of San Juan Unit 1 in June 2022;
•$4 million in higher interest expense primarily due to the issuance of debt in February 2023; and
•$3 million in lower retail revenue primarily due to lower usage as a result of unfavorable weather; partially offset by increased LFCR revenue.

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
On July 12, 2023, an ACC ALJ issued a ROO in our 2022 Rate Case. Key recommendations of the ROO, include:
•a non-fuel retail revenue increase of $102 million over test year non-fuel retail revenues;

•a 6.85% return on original cost rate base of $3.6 billion, which includes a return on equity of 9.40% and an average cost of debt of 3.82%;
•approval to recover costs of changes in generation resources, including the addition of Oso Grande in rates;
•denial of a request for a System Reliability Benefit adjustor that was designed to provide more timely recovery of our energy resource investments; and
•the establishment of a second phase of our 2022 Rate Case to consider updates to our PPFAC plan of administration.
In January 2023, the ACC ordered that the just and equitable transition away from fossil-based generation facilities be considered as part of the 2022 Rate Case. The ROO proposes establishing a task force to review matters related to just and equitable transition but proposes no ratepayer funding for the transition as part of the 2022 Rate Case. We cannot predict the timing or outcome of this proceeding.
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
Our existing coal-fired generation fleet faces a number of uncertainties affecting the viability of continued operations, including changing state and federal law and energy policies, competition from other resources, fuel supply and land lease contract extensions, environmental regulations and policies, and, for jointly-owned facilities, the willingness of other owners to continue their participation. Given this uncertainty, we plan to exit all ownership interests in coal-fired generation facilities over the next decade. We will seek regulatory recovery for amounts that would not otherwise be recovered, if any, as a result of these actions. The execution of our 2020 IRP is dependent on obtaining regulatory recovery in future rate proceedings. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on the 2022 Rate Case.
Oso Grande
Production Tax Credits
PTCs are per kWh federal tax credits earned for electricity generated using qualified energy resources, which can be claimed for a 10-year period once a qualifying facility is placed in service. In May 2021, Oso Grande, a qualified energy resource, was placed in service. While costs associated with operating the facility are recorded throughout the year, PTCs are recognized through the effective tax rate provision and are primarily recognized in the third quarter due to weather patterns that contribute to seasonal fluctuations in taxable earnings. We recorded approximately $4 million and $9 million in PTCs related to Oso Grande, for the three and six months ended June 30, 2023, respectively, and $6 million and $8 million, for the three and six months ended June 30, 2022. The PTC rate published by the Internal Revenue Service for electricity produced by a qualified facility using wind placed in service prior to 2022 is $0.028 for 2023 and was $0.026 for 2022.
The PTCs will offset most of the operating expenses of Oso Grande until the project is included in rates, which we requested as part of our 2022 Rate Case. Electricity generated from Oso Grande depends heavily on wind conditions. If such conditions vary from our estimates, the project’s electricity generation and associated PTCs may be substantially different than forecasted.

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

RESULTS OF OPERATIONS
Significant drivers of our results of operations that do not have a significant impact on net income include:
•Cost Recovery Mechanisms — We record operating revenue related to cost recovery mechanisms that allow for more timely recovery of fuel and purchase power costs and certain operations and maintenance costs between rate case proceedings. These mechanisms, which include PPFAC, the RES Tariff, DSM, and Tax Expense Adjustor Mechanism, are generally reset annually through separate filings with the ACC. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on cost recovery mechanisms.
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

The following discussion provides the significant items that affected our results of operations in the second quarter and first six months of 2023 compared with the same periods in 2022 presented on a pre-tax basis.
Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2023	2022	Percent	2023	2022	Percent
Operating Revenues
Retail	$297	$306	(2.9)%	$530	$524	1.1%
Wholesale, Short-Term (1)	42	63	(33.3)%	136	109	24.8%
Wholesale, Long-Term	13	25	(48.0)%	42	42	—%
Transmission	12	14	(14.3)%	29	27	7.4%
Springerville Units 3 and 4 Participant Billings	36	19	89.5%	63	39	61.5%
Other	18	13	38.5%	54	35	54.3%
Total Operating Revenues	$418	$440	(5.0)%	$854	$776	10.1%
(1)Includes revenue realized from wholesale trading as defined in the PPFAC plan of administration. We share 10% of any realized gains on trading transactions with retail customers through the PPFAC mechanism.
We reported Operating Revenues of $418 million in the second quarter of 2023 compared with $440 million in the same period for 2022. The decrease of $22 million, or 5%, was primarily due to:
•$21 million in lower short-term wholesale revenue primarily due to a decrease in price;
•$12 million in lower long-term wholesale revenue primarily due to a decrease in volume; and
•$9 million in lower retail revenue primarily due to lower usage as a result of unfavorable weather.
The decrease was partially offset by $17 million in higher participant billings primarily related to Springerville Units 3 and 4.
We reported Operating Revenues of $854 million for the first six months of 2023 compared with $776 million in the same period for 2022. The increase of $78 million, or 10%, was primarily due to:
•$27 million in higher short-term wholesale revenue primarily due to an increase in price; partially offset by a decrease in volume;
•$24 million in higher participant billings primarily related to Springerville Units 3 and 4;
•$19 million in higher other service revenue primarily due to an increase in market prices related to a natural gas transportation asset management agreement, higher RES and DSM surcharge revenue, and higher LFCR revenue; and
•$6 million in higher retail revenue primarily due to higher PPFAC cost recoveries as a result of a higher PPFAC rate; partially offset by lower usage as a result of unfavorable weather.

The following table provides key statistics impacting Operating Revenues:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(kWh in millions)	2023	2022	Percent	2023	2022	Percent
Electric Sales (kWh) (1)
Retail Sales	2,162	2,323	(6.9)%	3,984	4,112	(3.1)%
Wholesale, Long-Term (2)	257	416	(38.2)%	731	725	0.8%
Wholesale, Short-Term	1,100	1,101	(0.1)%	2,041	2,204	(7.4)%
Total Electric Sales	3,519	3,840	(8.4)%	6,756	7,041	(4.0)%

Average Revenue per kWh (2)
Retail	13.75	13.18	4.3%	13.31	12.74	4.5%
Wholesale, Long-Term	4.96	5.94	(16.5)%	5.68	5.86	(3.1)%
Wholesale, Short-Term	3.49	5.65	(38.2)%	5.85	4.54	28.9%

Total Retail Customers (3)				445,343	441,573	0.9%
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
Operating Expenses
Fuel and Purchased Power Expense
We reported Fuel and Purchased Power expense of $154 million in the second quarter of 2023 compared with $178 million in the same period for 2022. The decrease of $24 million, or 13%, was primarily due to:
•$41 million in lower fuel costs primarily due to a decrease in natural gas prices and a decrease in Coal-Fired Generation volumes; partially offset by an increase in realized losses on natural gas swap agreements and an increase in Gas-Fired Generation volumes; and
•$6 million in lower purchased energy costs primarily due to a decrease in volume and price.
The decrease was partially offset by a $29 million decrease in PPFAC eligible costs deferred as a regulatory asset for future recovery and an increase in PPFAC cost recoveries.
We reported Fuel and Purchased Power expense of $339 million for the first six months of 2023 compared with $296 million for the same period for 2022. The increase of $43 million, or 15%, was primarily due to a decrease in PPFAC eligible costs deferred as a regulatory asset for future recovery and an increase in PPFAC cost recoveries.

The following table provides key statistics impacting Fuel and Purchased Power:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(kWh in millions)	2023	2022	Percent	2023	2022	Percent
Sources of Energy
Coal-Fired Generation	594	1,345	(55.8)%	1,575	2,646	(40.5)%
Gas-Fired Generation	1,833	1,482	23.7%	3,415	2,804	21.8%
Utility-Owned Renewable Generation	193	268	(28.0)%	423	477	(11.3)%
Total Generation	2,620	3,095	(15.3)%	5,413	5,927	(8.7)%
Purchased Power, Non-Renewable	611	542	12.7%	790	740	6.8%
Purchased Power, Renewable	419	433	(3.2)%	774	746	3.8%
Total Generation and Purchased Power (1)	3,650	4,070	(10.3)%	6,977	7,413	(5.9)%

(cents per kWh)
Average Fuel Cost of Generated Power (2)
Coal	3.21	2.60	23.5%	3.02	2.57	17.5%
Natural Gas (3)	2.34	4.48	(47.8)%	4.03	4.11	(1.9)%
Average Cost of Purchased Power (4)
Purchased Power, Non-Renewable	4.27	6.58	(35.1)%	5.39	6.38	(15.5)%
Purchased Power, Renewable	6.93	6.71	3.3%	6.71	6.71	—%
(1)This number represents the kWh generated from our generating stations including coal-fired, gas-fired, and renewable generation, combined with the kWh of purchased power from both renewable and non-renewable sources. Management uses this number to monitor the performance of each energy source.
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
Operations and Maintenance Expense
We reported Operations and Maintenance expense of $120 million in the second quarter of 2023 compared with $101 million in the same period for 2022. The increase of $19 million, or 19%, was primarily due to higher reimbursable maintenance expense related to Springerville Unit 3 primarily due to planned outages.
We reported Operations and Maintenance expense of $228 million for the first six months of 2023 compared with $199 million for the same period for 2022. The increase of $29 million, or 15%, was primarily due to higher reimbursable maintenance expense related to Springerville Unit 3 primarily due to planned outages.
Depreciation and Amortization Expense
We reported Depreciation and Amortization expense of $57 million in the second quarter of 2023 compared with $64 million in the same period for 2022. The decrease of $7 million, or 11%, was primarily due to the retirement of San Juan Unit 1 in June 2022.
We reported Depreciation and Amortization expense of $114 million for the first six months of 2023 compared with $128 million for the same period for 2022. The decrease of $14 million, or 11%, was primarily due to the retirement of San Juan Unit 1 in June 2022.

Other Income (Expense)
We reported other expenses of $16 million in the second quarter of 2023 compared with $18 million in the same period for 2022. The decrease of $2 million, or 11%, was primarily due to:
•$4 million in higher interest income primarily due to an increase in the interest earned on the PPFAC regulatory asset; and
•$4 million increase due to changes in the value of investments used to support certain post-employment benefits as a result of more favorable market conditions.
The decrease was partially offset by:
•$3 million in higher net periodic non-service cost primarily due to an increase in interest cost and a decrease in expected return on plan assets; and
•$3 million in higher interest expense primarily due to the issuance of debt in February 2023.
We reported other expenses of $32 million for the first six months of 2023 compared with $37 million for the same period for 2022. The decrease of $5 million, or 14%, was primarily due to:
•$9 million increase due to changes in the value of investments used to support certain post-employment benefits as a result of more favorable market conditions; and
•$7 million in higher interest income primarily due to an increase in the interest earned on the PPFAC regulatory asset.
The decrease was partially offset by:
•$6 million in higher net periodic non-service cost primarily due to an increase in interest cost and a decrease in expected return on plan assets; and
•$5 million in higher interest expense primarily due to the issuance of debt in February 2023.
Income Tax Expense
We reported Income Tax Expense of $13 million for the first six months of 2023 compared with $10 million for the same period for 2022. The increase of $3 million, or 30%, was primarily due to $6 million in higher tax expense due to an increase in taxable earnings. The increase was partially offset by $2 million in lower tax expense due to a non-taxable gain on the value of investments used to support certain post-employment benefits.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Any extended period of economic disruption could affect our business and financial conditions and access to sources of liquidity. Cash flows vary during the year with cash flows from operations typically being the lowest in the first quarter of the year and highest in the third quarter due to our summer peaking load. Market risks associated with fluctuations in commodity prices can temporarily affect our cash flows due to timing of recovery through regulatory mechanisms. We cannot project the future level of commodity prices or their volatility. We use our revolving credit as needed to fund our business activities. We believe that we have sufficient liquidity under the 2021 Credit Agreement to meet short-term working capital needs and to provide credit enhancement as necessary under energy procurement and hedging agreements. The availability and terms under which we have access to external financing depend on a variety of factors, including our credit ratings and conditions in the bank and capital markets.

Available Liquidity

(in millions)	June 30, 2023
Cash and Cash Equivalents	$53
Amount Available under Revolving Credit Agreement (1)	245
Total Liquidity	$298
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
See Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk of this Form 10-Q for additional information regarding our market risks and Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional information regarding our financing arrangements.
Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing, and financing activities:

	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2023	2022	Percent
Operating Activities	$215	$259	(17.0)%
Investing Activities (1)	(260)	(240)	8.3%
Financing Activities	79	116	(31.9)%
Net Increase (Decrease)	34	135	(74.8)%
Beginning of Period	51	33	54.5%
End of Period	$85	$168	(49.4)%
(1)Calculated on rounded data and may not correspond exactly to amounts on the Condensed Consolidated Statements of Cash Flows.
Operating Activities
Net cash flows provided by operating activities decreased by $44 million in the first six months of 2023 compared with the same period in 2022. The decrease was primarily due to: (i) changes in working capital primarily due to a decrease in wholesale energy balances primarily due to lower prices and cash collateral deposits received from counterparties in 2022, not recurring in 2023; and (ii) lower retail revenue primarily due to unfavorable weather. The decrease was partially offset by: (i) higher margin from wholesale transactions; and (ii) higher PPFAC cost recoveries as a result of a higher PPFAC rate.
Investing Activities
Net cash flows used for investing activities increased by $20 million in the first six months of 2023 compared with the same period in 2022 primarily due to an increase in cash paid for capital expenditures.
Financing Activities
Net cash flows provided by financing activities decreased by $37 million in the first six months of 2023 compared with the same period in 2022 primarily due to an increase in dividends declared and paid to UNS Energy; partially offset by lower repayments of credit facility borrowings.

Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of June 30, 2023, our short-term investments were deposited in insured cash sweep and money market accounts.
Access to Credit
We have access to working capital through our credit agreement with lenders. Amounts borrowed from the 2021 Credit Agreement are used for working capital and other general corporate purposes. LOCs may be issued from time to time to support energy procurement, hedging transactions, and other business activities.
In June 2023, the 2021 Credit Agreement was amended to provide for the transition to SOFR-based borrowings. See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding our 2021 Credit Agreement and Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 in our 2022 Annual Report on Form 10-K for additional information regarding our 2021 Credit Agreement.
Debt Financing
We use debt financing to meet a portion of our capital needs and lower our overall cost of capital. Our cost of capital is also affected by our credit ratings. In December 2020, the ACC issued an order granting our financing authority that took effect January 1, 2021. The order provides authority through December 2025 for: (i) a maximum amount of long-term debt outstanding not to exceed $2.9 billion; (ii) parent equity contributions up to $700 million; and (iii) credit facilities not to exceed $300 million in the aggregate.
We have, from time to time, refinanced or repurchased portions of its outstanding debt before scheduled maturity.
•In February 2023, we issued and sold $375 million aggregate principal amount of 5.50% senior unsecured notes due April 2053. We used the net proceeds to redeem and repay debt and for general corporate purposes.
•In March 2023, we repaid at maturity $150 million aggregate principal amount of 3.85% senior unsecured notes.
•In March 2023, we redeemed at par prior to maturity $91 million aggregate principal amount of tax-exempt bonds bearing interest at a rate of 4.00% per annum.
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of June 30, 2023, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- and A3, respectively.
Our credit ratings depend on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of these credit ratings is not a recommendation to buy, sell, or hold our securities. Each rating should be evaluated independently of any other ratings.
The 2021 Credit Agreement contains pricing based on our credit ratings. A change in our credit ratings can cause an increase or decrease in the amount of interest we pay on our borrowings and the amount of fees we pay for LOCs and unused commitments.
Debt Covenants
Under certain agreements, should we fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of June 30, 2023, we were in compliance with these covenants.
We do not have any provisions in any of our debt agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contributions from Parent
We received no equity contributions in the second quarter of 2023 and received an equity contribution of $6 million in the first six months of 2023. We received no equity contributions in the second quarter or first six months of 2022.

Dividends Declared and Paid to Parent
We declared and paid $55 million in dividends to UNS Energy in the second quarter and first six months of 2023. We did not declare or pay dividends to UNS Energy in the second quarter or first six months of 2022.
Master Trading Agreements
We conduct our wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, we may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits established based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of June 30, 2023, we had no cash posted as collateral to provide credit enhancement related to our wholesale marketing or risk management activities.
Capital Expenditures
Our routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. In the first six months of 2023, there were no material changes to our forecasted capital expenditures as reported in our 2022 Annual Report on Form 10-K.
Income Tax Position
On August 16, 2022, President Biden signed the IRA into law. Among other provisions, the legislation enacted a new Corporate Alternative Minimum Tax (CAMT) of 15% that is effective for tax years beginning after December 31, 2022. We are currently subject to the CAMT due to our membership in the Fortis consolidated tax group.
Under the terms of the tax sharing agreement with UNS Energy, we received $4 million in tax sharing payments for the first six months of 2023 and made $2 million in tax sharing payments for the first six months of 2022. Future cash flows are subject to change and are not expected to have a significant impact on our operating cash flows.
Collective Bargaining Agreements
In June 2023, the International Brotherhood of Electrical Workers Local No. 1116 (IBEW) ratified a new collective bargaining agreement with TEP set to expire on June 30, 2028.
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
We conducted the potential emissions controls evaluation, commonly referred to as the four factor analysis, for both facilities. These evaluations were submitted to the ADEQ in March 2020 for the agency's use in developing the revised SIP. In August 2022, the ADEQ submitted the revised SIP to the EPA, and the EPA issued a letter to the ADEQ finding Arizona's SIP revision complies with the completeness criteria outlined in the rule. By statute, the EPA has one year from the completeness determination to take action on Arizona's SIP revision. Based on current Regional Haze requirement timeframes, we anticipate that compliance strategies, if any, will likely be required to be implemented two years after the ADEQ's submission of the revised SIP to the EPA. We cannot predict the outcome of this matter but will continue to work with the ADEQ to determine compliance strategies as needed.
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
In 2021, the U.S. Court of Appeals for the D.C. Circuit: (i) vacated the EPA's repeal of the CPP and remanded it back to the EPA for further consideration (the vacatur was later stayed by the court); and (ii) vacated and remanded the ACE rule. Certain petitioners, defending the repeal of the CPP, filed petitions for an order requesting that the U.S. Supreme Court review the decision of the lower court. The U.S. Supreme Court granted the petitions, consolidated the cases, and in June 2022, reversed the D.C. Circuit and remanded the cases back for further proceedings.
In May 2023, the EPA published a proposed GHG rule addressing GHG emissions from fossil fuel-fired electric generating units. The proposed rule also provides for the repeal of the ACE rule. The public comment period closes in August 2023. We are analyzing the EPA's proposed rule and cannot predict the outcome of these matters at this time.
Coal Combustion Residuals Regulation
In April 2015, the EPA issued a final rule requiring the disposal of coal ash and other Coal Combustion Residuals (CCR) to be managed as a solid waste under Subtitle D of the Resource Conservation and Recovery Act for disposal in landfills and/or surface impoundments. Our share of costs to comply with the CCR rule at Four Corners is estimated to be $3 million. This includes estimated costs for corrective action for two CCR units at the facility. Arizona Public Service Company (APS), the operating agent of Four Corners, began an assessment of corrective measures in 2019 and completed the assessment in 2022. The proposed final remedy was presented to the public in August 2022, and a final remedy report is being prepared.
The EPA published a proposed Legacy CCR Surface Impoundments Rule in May 2023. As currently proposed, the rule will cover legacy CCR impoundments at inactive facilities and historical placement of non-containerized CCR on land at either active or inactive facilities, including CCR historically used as structural fill material. The public comment period closed in July 2023. We are analyzing the EPA’s proposed rule and cannot predict the outcome of this matter.

CRITICAL ACCOUNTING ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements and related notes. Management believes that there have been no significant changes during the six months ended June 30, 2023, to the items that we disclosed as our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K.

NEW ACCOUNTING STANDARDS ISSUED AND ADOPTED OR NOT YET ADOPTED
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

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of June 30, 2023. There was no change in TEP’s internal control over financial reporting during the quarter ended June 30, 2023, that materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of certain legal proceedings affecting TEP, refer to Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Pursuant to Item 103 of Regulation S-K under the Exchange Act, TEP is required to disclose certain information about environmental proceedings to which a governmental authority is a party if TEP reasonably believes such proceedings may result in monetary sanctions, exclusive of interest and costs, above a stated threshold. TEP has elected to apply a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
*4(1)	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 8, 2023, by and among Tucson Electric Power Company, as Borrower, the Lenders party thereto and MUFG Bank, Ltd. (as successor by assignment from MUFG Union Bank, N.A.), as Administrative Agent.

*31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Susan M. Gray

*31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Frank P. Marino

**32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from TEP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	August 1, 2023	/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)