Form 10-Q
period 2023-09-30
TUCSON ELECTRIC POWER CO
filed 2023-10-27
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of October 26, 2023.

DEFINITIONS
The abbreviations and acronyms used in this Form 10-Q are defined below:
INDUSTRY ACRONYMS AND CERTAIN DEFINITIONS

2022 Final FERC Rate Order	Order issued by the FERC in 2022 approving the settlement agreement filed in conjunction with TEP's 2019 transmission rate case
2020 IRP	TEP's 2020 Integrated Resource Plan, which calls for TEP to reduce its carbon emissions by 80% by 2035
2021 Credit Agreement
The 2021 Credit Agreement, as amended in June 2023, provides for $250 million of revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively, and a maturity date of October 2026

2023 Rate Order	Order issued by the ACC resulting in a new rate structure for TEP, effective on September 1, 2023
ABR	Alternate Base Rate
ACC	Arizona Corporation Commission
ADJ	SOFR Rate Spread Adjustment
AFUDC	Allowance for Funds Used During Construction
BESS	Battery Energy Storage System
DG	Distributed Generation
DSM	Demand Side Management
EIM	Energy Imbalance Market
EPC	Engineering, Procurement, and Construction
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
IRA	Inflation Reduction Act, signed into law on August 16, 2022
LFCR	Lost Fixed Cost Recovery
LOC	Letter(s) of Credit
OATT	Open Access Transmission Tariff
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
PTC	Production Tax Credit
RES	Renewable Energy Standard
Retail Rates	Rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment
SOFR	Secured Overnight Financing Rate
ENTITIES AND GENERATING STATIONS

Fortis	Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada, whose principal executive offices are located at Fortis Place, Suite 1100, 5 Springdale Street, St. John's, NL A1E 0E4
Four Corners	Four Corners Generating Station
Oso Grande	A wind-powered electric generation facility, located in southeastern New Mexico
San Juan	San Juan Generating Station
Springerville	Springerville Generating Station
Sundt	H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy
UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701
UNS Energy Affiliates	Affiliated subsidiaries of UNS Energy including UniSource Energy Services, Inc., UNS Electric, and UNS Gas
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy
UNITS OF MEASURE

BBtu	Billion British thermal unit(s), a measure of the quantity of heat required to raise the temperature of one pound of liquid water by one degree Fahrenheit at the temperature at which water has its greatest density, in billions
GWh	Gigawatt-hour(s), a measure of electricity that represents one billion watts of power expended over one hour
kWh	Kilowatt-hour(s), a measure of electricity that represents one thousand watts of power expended over one hour
MW	Megawatt(s), a measure of electricity that represents one million watts of power
MWh	Megawatt-hour(s), a measure of electricity that represents one million watts of power expended over one hour

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
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2022 Annual Report on Form 10-K; Part II, Item 1A. Risk Factors of this Form 10-Q; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; and other parts of this report. These factors include: voter initiatives and state and federal regulatory and legislative decisions and actions, including changes in tax, inclusive of the IRA and evolving interpretive guidance related thereto, and energy policies; any change in the structure of utility service in Arizona resulting from the ACC or state legislature's examination of the state's energy policies; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; unfavorable rulings, penalties, or findings by the FERC; regional economic and market conditions that could affect customer growth and electricity usage; potential changes in the benefits of participation in the EIM; changes in electricity consumption by retail customers; risks related to climate change, including shifts in weather seasonality and extreme weather events, affecting electricity usage of our customers and our operational performance; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the expected demand plus reserve margin requirements; the cost of debt and equity capital and access to capital markets and bank markets, which may affect our ability to raise additional capital and to use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and a changing interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and related contribution requirements and expenses; our ability to manage timelines and budgets related to capital projects, including the EPC agreement to develop a standalone BESS facility, and/or to obtain the anticipated performance or other benefits of such capital projects; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense, including increases due to inflationary effects, heightened geopolitical instability, and/or global supply chain challenges; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting estimates; the ongoing impact of mandated energy efficiency and DG initiatives; our ability to effectively implement plans to meet our goals related to reducing carbon emissions by 2035, and the potential impact on our financial condition; changes to long-term contracts; the cost of fuel and power supplies; fluctuations or increases in commodity prices; the ability to obtain coal or natural gas from our suppliers; the timing and cost of generation facility decommissioning and mine reclamation activities; cyber-attacks, data breaches, or other cyberspace attacks to our information security and our operations and technology infrastructure, including attacks that may rise from heightened geopolitical instability; physical attacks to our electric generation, transmission, and distribution assets; the performance of generation facilities, including renewable generation resources; the extent of the impact of a global health or other crises on our business and operations, and any economic and/or societal disruptions resulting therefrom and from the government actions taken in response thereto; and the expected timing and contents of the upcoming 2023 Integrated Resource Plan.

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues	$593,247	$587,262	$1,447,336	$1,363,515

Operating Expenses
Fuel	107,917	147,246	296,617	336,020
Purchased Power	98,081	89,709	181,657	173,740
Transmission and Other PPFAC Recoverable Costs	29,517	26,566	61,478	64,312
Increase (Decrease) to Reflect PPFAC Recovery Treatment	7,659	(4,924)	42,156	(19,170)
Total Fuel and Purchased Power	243,174	258,597	581,908	554,902
Operations and Maintenance	103,991	97,874	332,033	296,444
Depreciation	49,901	55,039	144,465	163,087
Amortization	9,487	10,294	28,981	30,151
Taxes Other Than Income Taxes	17,068	15,966	51,448	47,930
Total Operating Expenses	423,621	437,770	1,138,835	1,092,514

Operating Income	169,626	149,492	308,501	271,001

Other Income (Expense)
Interest Expense	(23,986)	(21,304)	(71,474)	(63,938)
Allowance For Borrowed Funds	1,279	614	3,448	2,026
Allowance For Equity Funds	3,637	1,874	9,779	5,915
Unrealized Gains (Losses) on Investments	(1,331)	(1,794)	462	(8,515)
Other, Net	2,463	4,611	8,220	11,033
Total Other Income (Expense)	(17,938)	(15,999)	(49,565)	(53,479)

Income Before Income Tax Expense	151,688	133,493	258,936	217,522
Income Tax Expense	23,357	14,196	35,986	23,831
Net Income	$128,331	$119,297	$222,950	$193,691
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net Income	$222,950	$193,691
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	144,465	163,087
Amortization Expense	28,981	30,151
Amortization of Debt Issuance Costs	2,304	2,241
Use of Renewable Energy Credits for Compliance	33,770	34,380
Deferred Income Taxes	28,649	23,853
Pension and Other Postretirement Benefits Expense	11,398	8,735
Pension and Other Postretirement Benefits Funding	(11,499)	(15,701)
Allowance for Equity Funds Used During Construction	(9,779)	(5,915)
Change in Long-Term Regulatory Assets and Liabilities	257	45,005
Changes in Current Assets and Current Liabilities:
Accounts Receivable	43,869	(160,267)
Materials, Supplies, and Fuel Inventory	(21,826)	6,097
Regulatory Assets	32,204	(54,019)
Other Current Assets	(6,112)	(3,926)
Accounts Payable and Accrued Charges	(62,182)	168,928
Income Taxes Receivable/Payable	1,315	(1,490)
Regulatory Liabilities	(12)	1,184
Other, Net	(10,415)	1,736
Net Cash Flows—Operating Activities	428,337	437,770
Cash Flows from Investing Activities
Capital Expenditures	(345,470)	(296,014)
Purchase Intangibles, Renewable Energy Credits	(48,915)	(49,728)
Other Investments	2,935	2,517
Contributions in Aid of Construction	3,355	6,495
Net Cash Flows—Investing Activities	(388,095)	(336,730)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	—	5,000
Repayments of Borrowings, Revolving Credit Facility	—	(20,000)
Proceeds from Issuance, Long-Term Debt—Net of Discount	373,954	323,804
Repayments of Long-Term Debt	(240,745)	(193,465)
Dividend Paid to Parent	(55,000)	(75,000)
Payment of Debt Issuance Costs	(4,095)	(3,010)
Contribution from Parent	5,900	—
Other, Net	(383)	5,467
Net Cash Flows—Financing Activities	79,631	42,796
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	119,873	143,836
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	50,981	33,489
Cash, Cash Equivalents, and Restricted Cash, End of Period	$170,854	$177,325
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS
Utility Plant
Plant in Service	$7,946,703	$7,813,680
Construction Work in Progress	389,150	256,044
Total Utility Plant	8,335,853	8,069,724
Accumulated Depreciation and Amortization	(2,570,080)	(2,603,730)
Total Utility Plant, Net	5,765,773	5,465,994

Investments and Other Property	63,003	74,128

Current Assets
Cash and Cash Equivalents	137,585	16,237
Accounts Receivable (Net of Allowance for Credit Losses of $11,458 and $9,012)	270,137	320,899
Fuel Inventory	38,602	28,681
Materials and Supplies	167,555	155,650
Regulatory Assets	157,406	185,034
Derivative Instruments	11,578	27,019
Other	36,456	30,547
Total Current Assets	819,319	764,067
Regulatory and Other Assets
Regulatory Assets	171,418	184,894
Derivative Instruments	41,403	77,123
Other	146,327	123,575
Total Regulatory and Other Assets	359,148	385,592
Total Assets	$7,007,243	$6,689,781
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	September 30, 2023	December 31, 2022
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of September 30, 2023 and December 31, 2022)	$1,702,439	$1,696,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	1,136,317	968,367
Accumulated Other Comprehensive Loss	(2,801)	(2,884)
Total Common Stock Equity	2,829,598	2,655,665
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of September 30, 2023 and December 31, 2022)	—	—
Long-Term Debt, Net	2,396,038	2,114,980
Total Capitalization	5,225,636	4,770,645
Current Liabilities
Current Maturities of Long-Term Debt, Net	—	149,957
Accounts Payable	151,565	233,920
Accrued Taxes Other Than Income Taxes	81,424	58,914
Accrued Employee Expenses	37,551	38,459
Accrued Interest	32,145	14,868
Regulatory Liabilities	100,668	110,782
Customer Deposits	15,857	14,073
Derivative Instruments	9,756	12,752
Other	39,269	49,163
Total Current Liabilities	468,235	682,888
Regulatory and Other Liabilities
Deferred Income Taxes, Net	634,394	590,926
Regulatory Liabilities	421,146	377,546
Pension and Other Postretirement Benefits	69,724	69,048
Derivative Instruments	1,738	4,787
Other	186,370	193,941
Total Regulatory and Other Liabilities	1,313,372	1,236,248

Commitments and Contingencies

Total Capitalization and Other Liabilities	$7,007,243	$6,689,781
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Three Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of June 30, 2022	$1,696,539	$(6,357)	$925,336	$(9,521)	$2,605,997
Net Income			119,297		119,297
Other Comprehensive Income, Net of Tax				197	197
Dividend Declared to Parent			(75,000)		(75,000)
Balances as of September 30, 2022	$1,696,539	$(6,357)	$969,633	$(9,324)	$2,650,491

Balances as of June 30, 2023	$1,702,439	$(6,357)	$1,007,986	$(2,829)	$2,701,239
Net Income			128,331		128,331
Other Comprehensive Income, Net of Tax				28	28
Balances as of September 30, 2023	$1,702,439	$(6,357)	$1,136,317	$(2,801)	$2,829,598

	Nine Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2021	$1,696,539	$(6,357)	$850,942	$(9,915)	$2,531,209
Net Income			193,691		193,691
Other Comprehensive Income, Net of Tax				591	591
Dividend Declared to Parent			(75,000)		(75,000)
Balances as of September 30, 2022	$1,696,539	$(6,357)	$969,633	$(9,324)	$2,650,491

Balances as of December 31, 2022	$1,696,539	$(6,357)	$968,367	$(2,884)	$2,655,665
Net Income			222,950		222,950
Other Comprehensive Income, Net of Tax				83	83
Dividend Declared to Parent			(55,000)		(55,000)
Contribution from Parent	5,900				5,900
Balances as of September 30, 2023	$1,702,439	$(6,357)	$1,136,317	$(2,801)	$2,829,598

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND FINANCIAL STATEMENT PRESENTATION
TEP is a regulated utility that generates, transmits, and distributes electricity to approximately 446,000 retail customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis.
BASIS OF PRESENTATION
TEP's Condensed Consolidated Financial Statements and disclosures are presented in accordance with GAAP, including specific accounting guidance for regulated operations and the United States Securities and Exchange Commission's (SEC) interim reporting requirements.
The Condensed Consolidated Financial Statements include the accounts of TEP and its subsidiaries. In the consolidation process, accounts of TEP and its subsidiaries are combined, and intercompany balances and transactions are eliminated. TEP jointly owns several generation facilities and transmission systems with both affiliated and non-affiliated entities. TEP records its proportionate share of: (i) jointly-owned facilities in Utility Plant on the Condensed Consolidated Balance Sheets; and (ii) operating costs associated with these facilities in the Condensed Consolidated Statements of Income. These Condensed Consolidated Financial Statements exclude some information and footnotes required by GAAP and the SEC for annual financial statement reporting and should be read in conjunction with the Consolidated Financial Statements and footnotes in TEP's 2022 Annual Report on Form 10-K.
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
As of September 30, 2023, the carrying amounts of assets and liabilities on the balance sheet that relate to variable interests under long-term renewable PPAs were predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as TEP would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.

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

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash and Cash Equivalents	$138	$153
Restricted Cash included in:
Investments and Other Property	20	21
Current Assets—Other	13	3
Cash, Cash Equivalents, and Restricted Cash, End of Period	$171	$177
Restricted cash primarily represents cash contractually required to be set aside to pay TEP's share of mine reclamation and decommissioning costs at San Juan.
Income Tax Expense
TEP realized PTC benefits associated with Oso Grande of $7 million and $16 million in Income Tax Expense on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023, respectively, and $11 million and $19 million for the three and nine months ended September 30, 2022, respectively.
NEW ACCOUNTING STANDARDS ISSUED AND ADOPTED
The following new authoritative accounting guidance issued by the Financial Accounting Standards Board (FASB) was adopted and reflected in TEP's financial statements in the second quarter of 2023. Adoption of the new guidance had an insignificant impact on TEP's financial position, results of operations, cash flows, and disclosures.
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

NOTE 2. REGULATORY MATTERS
The ACC and the FERC each regulate portions of the utility accounting practices and rates of TEP. The ACC regulates rates charged to retail customers, the siting of generation facilities and transmission systems, the issuance of securities, transactions with affiliated parties, and other utility matters. The ACC also enacts other regulations and policies that can affect TEP's business decisions. The FERC regulates rates and services for electric transmission and wholesale power sales in interstate commerce.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RATE CASE MATTERS
2023 Rate Order
In August 2023, the ACC issued a rate order for new rates that took effect September 1, 2023. Provisions of the 2023 Rate Order include, but are not limited to:
•a non-fuel retail revenue increase of $100 million over test year non-fuel retail revenues;
•a 6.93% return on original cost rate base of $3.6 billion, which includes a return on equity of 9.55% and an average cost of debt of 3.82%;
•a capital structure for rate making purposes of approximately 54% common equity and 46% long-term debt;
•approval to recover costs of changes in generation resources, including the addition of Oso Grande in rates; and
•denial of a request for a System Reliability Benefit adjustor that was designed to provide more timely recovery of TEP's energy resource investments.
In January 2023, the ACC ordered that funding for the just and equitable transition away from fossil fuel-based economies for communities impacted by early coal-fired plant closures be considered as part of the 2023 Rate Order. In the 2023 Rate Order, the ACC determined that there was insufficient evidence to support customer funding for the just and equitable transition as part of the proceeding.
OTHER FERC MATTERS
In January 2021, the FERC notified TEP that it was commencing an audit with the intent to evaluate TEP's compliance with: (i) the accounting requirements of the Uniform System of Accounts; and (ii) the reporting requirements of the FERC Form 1 Annual Report and Supplemental Form 3-Q Quarterly Financial Reports. The audit covered the period of January 1, 2018 to December 31, 2021. In November 2022, the FERC published its findings and recommendations. TEP accepted the findings therein and, in May 2023, issued refunds to customers of $1 million related to the audit. All compliance activities related to the audit were completed by the end of the second quarter of 2023, and a final status update was submitted to the FERC in July 2023.
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
In the 2023 Rate Order, the ACC approved a change to the PPFAC plan of administration to allow the recovery of costs incurred in purchasing carbon allowances to comply with regulations associated with the EIM.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Beginning of Period	$93	$103	$124	$91
Deferred Fuel and Purchased Power Costs (1)	135	116	258	269
PPFAC and Base Power Recoveries	(140)	(109)	(294)	(250)
End of Period	$88	$110	$88	$110
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
In the 2023 Rate Order, the ACC approved a 2023 energy efficiency implementation plan with a three-year budget of $72 million, which is collected through the DSM surcharge. Additionally, if there are any remaining uncommitted excess DSM surcharge funds by December 31, 2023, the ACC directed TEP to file by January 31, 2024, a proposal to refund the over-collected balance on a one or two-month refund period for the ACC's consideration.
2020 IRP Energy Efficiency Target
In 2022, as part of its acknowledgment of TEP's 2020 IRP, the ACC set an annual 1.3% energy efficiency target measured by retail MWh savings in each of the years 2023 through 2025. TEP will report its savings for these years in its first integrated resource plan following 2025 and in TEP's periodic energy efficiency filings.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded on the Condensed Consolidated Balance Sheets are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	September 30, 2023	December 31, 2022
Regulatory Assets
Under Recovered Purchased Energy Costs	1	$88	$124
Pension and Other Postretirement Benefits (Note 8)	Various	86	90
Early Generation Retirement Costs	Various	54	58
Lost Fixed Cost Recovery	1	32	25
Property Tax Deferrals (1)	1	30	29
Final Mine Reclamation and Retiree Healthcare Costs (2)	5	10	11
Income Taxes Recoverable through Future Rates (3)	Various	6	6
Unamortized Loss on Reacquired Debt	Various	5	5
Derivatives (Note 9)	6	5	3
Other Regulatory Assets	Various	12	19
Total Regulatory Assets		328	370
Less Current Portion	1	157	185
Total Non-Current Regulatory Assets		$171	$185

Regulatory Liabilities
Income Taxes Payable through Future Rates (3)	Various	$230	$244
Net Cost of Removal (4)	Various	138	43
Renewable Energy Standard	Various	77	73
Derivatives (Note 9)	6	40	86
Demand Side Management	1	15	16
Pension and Other Postretirement Benefits (Note 8)	Various	8	8
Transmission Balancing Accounts	1	7	9
Deferred Investment Tax Credits	Various	6	7
Other Regulatory Liabilities	Various	1	3
Total Regulatory Liabilities		522	489
Less Current Portion	1	101	111
Total Non-Current Regulatory Liabilities		$421	$378
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
(4)Represents an estimate of the future cost of retirement, net of salvage value. These are amounts collected through revenue for transmission, distribution, generation, and general and intangible plant which are not yet expended. In September 2023, the Net Cost of Removal reserve was rebalanced as part of the 2023 Rate Order.
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

NOTE 3. REVENUE
DISAGGREGATION OF REVENUES
TEP earns most of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Retail	$445	$376	$975	$900
Wholesale (1)	101	150	291	305
Other Services	25	30	95	77
Revenues from Contracts with Customers	571	556	1,361	1,282
Alternative Revenues	7	7	28	20
Other	15	24	58	62
Total Operating Revenues	$593	$587	$1,447	$1,364
(1)In 2022, the FERC issued the 2022 Final FERC Rate Order approving TEP's proposed OATT revisions. Prior to July 2022, wholesale revenues excluded an estimate of revenues probable of refund.

NOTE 4. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable on the Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2023	December 31, 2022
Retail	$133	$87
Retail, Unbilled	75	46
Retail, Allowance for Credit Losses	(11)	(9)
Wholesale (1)	40	132
Due from Affiliates (Note 5)	19	26
Other	14	39
Accounts Receivable	$270	$321
(1)Includes $15 million as of September 30, 2023, and $52 million as of December 31, 2022, of receivables related to revenue from derivative instruments.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Beginning of Period	$(9)	$(8)	$(9)	$(10)
Credit Loss Expense	(4)	(2)	(6)	(3)
Write-offs	2	1	4	4
End of Period	$(11)	$(9)	$(11)	$(9)

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
The following table presents the components of related party balances included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2023	December 31, 2022
Receivables from Related Parties
UNS Electric	$16	$22
UNS Gas	2	2
UNS Energy	1	2
Total Due from Related Parties	$19	$26

Payables to Related Parties
UNS Electric	$1	$5
UNS Energy	1	1
UNS Gas	—	1
Total Due to Related Parties	$2	$7
The following table presents the components of related party transactions included in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Goods and Services Provided by TEP to Affiliates
Wholesale Revenues, UNS Electric (1)	$22	$24	$35	$34
Common Costs, UNS Energy Affiliates (2)	6	5	17	16
Transmission Revenues, UNS Electric (1)	2	1	6	4
Control Area Services, UNS Electric (3)	1	—	2	2

Goods and Services Provided by Affiliates to TEP
Corporate Services, UNS Energy (4)	$2	$1	$6	$6
Corporate Services, UNS Energy Affiliates (5)	—	—	1	1
Purchased Power, UNS Electric (1)	—	1	1	1
Capacity Charges, UNS Gas (6)	—	—	1	—
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
(3)TEP charges UNS Electric for control area services under a FERC-filed Control Area Services Agreement.
(4)Costs for corporate services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry-accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 85% of UNS Energy's allocated costs. Corporate Services, UNS Energy includes legal, audit, and Fortis' management fees. TEP's share of Fortis' management fees was $2 million and $6 million for the three and nine months ended September 30, 2023, respectively, and $1 million and $5 million for the three and nine months ended September 30, 2022, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIVIDEND DECLARED TO PARENT
On October 26, 2023, TEP declared a dividend of up to $15 million to be paid to UNS Energy on or before December 31, 2023.

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
CREDIT AGREEMENT
2021 Credit Agreement
In June 2023, the 2021 Credit Agreement was amended to provide for the transition to SOFR-based borrowings. Terms are as follows:

		Sub-Limit Swingline	Sub-Limit LOC			Weighted Average Interest Rate
	Capacity			Borrowed(1)	Available		Pricing
($ in millions)	September 30, 2023
Agreement	$250	$15	$50	$—	$250	—%	SOFR+ADJ 0.10%+1.025% or ABR+0.025%
(1)A $5 million LOC outstanding as of December 31, 2022, was cancelled in August 2023.

NOTE 7. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
There have been no significant changes to TEP's long-term commitments from those reported in its 2022 Annual Report on Form 10-K, except as noted below.
EPC Agreement
In September 2023, TEP entered into an EPC agreement to develop a standalone BESS facility at a cost of $294 million. TEP will own and operate the facility, which will be located in southeast Tucson and have a nominal capacity rating of 200 MW and storage capacity of 800 MWh. The BESS facility is expected to be placed in service in the second half of 2025. As of October 26, 2023, TEP has made payments of $89 million in connection with the construction and development of the BESS facility.
Fuel, Including Transportation
TEP has firm natural gas transportation agreements with capacity sufficient to meet its load requirements. In the first quarter of 2023, TEP amended and extended an agreement for gas transportation to Sundt through 2048. TEP's minimum purchase commitment is $5 million in each of 2023 through 2027 and $92 million thereafter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
TEP is liable for a portion of final mine reclamation costs upon closure of the mines servicing San Juan and Four Corners. TEP’s share of final mine reclamation costs at Four Corners is $6 million upon the expiration of the Four Corners coal supply agreement in 2031. TEP ceased operations at San Juan upon expiration of the coal supply agreement in June 2022. As of September 30, 2023, TEP’s remaining final mine reclamation liability at San Juan was $27 million. TEP established a trust to fund its share of estimated final mine reclamation costs at San Juan, which will remain in effect through the completion of final mine reclamation activities currently projected to occur by 2039. See Note 1 for additional information on restricted cash.
TEP's aggregate liability balance related to San Juan and Four Corners final mine reclamation totaled $32 million and $37 million as of September 30, 2023, and December 31, 2022, respectively, and was recorded in Other on the Condensed Consolidated Balance Sheets.
Performance Guarantees
TEP has joint generation participation agreements with participants at Four Corners and Luna Generating Station (Luna), which expire in 2041 and 2046, respectively. The participants at Four Corners and Luna, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. There is no cap on the potential amount of future payments TEP could be required to make under the Luna guarantee. The aggregate maximum potential amount of future payments to the non-defaulting parties is $250 million at Four Corners. As of September 30, 2023, there have been no such payment defaults under either of the participation agreements.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. EMPLOYEE BENEFIT PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
(in millions)	2023	2022	2023	2022
Service Cost	$3	$6	$1	$1
Non-Service Cost (1)
Interest Cost	6	4	1	—
Expected Return on Plan Assets	(8)	(9)	—	—
Amortization of Net Loss	1	1	—	—
Net Periodic Benefit Cost	$2	$2	$2	$1

	Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Service Cost	$9	$16	$3	$4
Non-Service Cost (1)
Interest Cost	17	12	3	1
Expected Return on Plan Assets	(22)	(28)	(1)	(1)
Amortization of Net Loss	3	5	—	—
Net Periodic Benefit Cost	$7	$5	$5	$4
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
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	September 30, 2023
Assets
Cash Equivalents (1)	$60	$—	$60
Restricted Cash (1)	34	—	34
Energy Derivative Contracts, Regulatory Recovery (2)	—	47	47
Energy Derivative Contracts, No Regulatory Recovery (2)	—	6	6
Total Assets	94	53	147
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(11)	(11)
Total Liabilities	—	(11)	(11)
Total Assets (Liabilities), Net	$94	$42	$136

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	December 31, 2022
Assets
Restricted Cash (1)	$35	$—	$35
Energy Derivative Contracts, Regulatory Recovery (2)	—	100	100
Energy Derivative Contracts, No Regulatory Recovery (2)	—	4	4
Total Assets	35	104	139
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(18)	(18)
Total Liabilities	—	(18)	(18)
Total Assets (Liabilities), Net	$35	$86	$121
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
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis on the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	September 30, 2023
Derivative Assets
Energy Derivative Contracts	$53	$9	$—	$44
Derivative Liabilities
Energy Derivative Contracts	(11)	(9)	—	(2)

(in millions)	December 31, 2022
Derivative Assets
Energy Derivative Contracts	$104	$14	$14	$76
Derivative Liabilities
Energy Derivative Contracts	(18)	(14)	—	(4)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Unrealized Net Gain (Loss) (1)	$—	$(1)	$(47)	$106
(1)For the nine months ended September 30, 2023, unrealized net loss on regulatory recoverable derivative contracts was primarily due to decreases in forward market prices of natural gas. For the nine months ended September 30, 2022, unrealized net gain on regulatory recoverable derivative contracts was primarily due to increases in forward market prices of natural gas.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Operating Revenues	$1	$—	$18	$10
Derivative Volumes
As of September 30, 2023, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	September 30, 2023	December 31, 2022
Power Contracts GWh	2,729	1,979
Gas Contracts BBtu	88,780	96,755
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
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
The value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $22 million as of September 30, 2023, compared with $86 million as of December 31, 2022. As of September 30, 2023, TEP had no cash posted as collateral to provide credit enhancement. If the credit risk contingent features were triggered on September 30, 2023, TEP would have been required to post $22 million of collateral. As of September 30, 2023, TEP had $21 million in outstanding net payable balances for settled positions.
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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Net Carrying Value		Fair Value
(in millions)		September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,396	$2,265	$1,933	$1,901

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that resulted in recognition of assets and liabilities but did not result in cash receipts or payments were as follows:

	Nine Months Ended September 30,
(in millions)	2023	2022
Net Cost of Removal Increase (Decrease) (1)	$98	$(49)
Accrued Capital Expenditures	32	25
Renewable Energy Credits	4	4
Asset Retirement Obligation/Cost Increase (Decrease) (2)	(2)	(28)
(1)Represents an accrual for future cost of retirement net of salvage values that does not impact earnings. In 2022, TEP reclassified a portion of the Net Cost of Removal related to San Juan to the unrecovered book value of the retiring asset. In September 2023, the Net Cost of Removal reserve was rebalanced as part of the 2023 Rate Order.
(2)TEP retired the San Juan asset retirement cost asset, concurrent with the retirement of San Juan Unit 1 in June 2022.

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
•Continuing our transition from carbon-intensive sources to a more sustainable energy portfolio, while providing reliability and rate stability for our customers, mitigating environmental impacts, complying with regulatory requirements, leveraging and improving our existing utility infrastructure, and maintaining financial strength. Our goal is to reduce carbon emissions by 80% by 2035. In 2022, Fortis set a goal to achieve net-zero direct GHG emissions by 2050. The establishment of this additional target reinforces Fortis' commitment, along with that of its subsidiaries, to decarbonize over the long-term, while preserving customer reliability and affordability. These goals may be impacted by various federal and state energy policies, including policies currently under consideration.
•Focusing on our core utility business through operational excellence, promoting economic development in our service territory, investing in infrastructure to ensure reliable service, and maintaining a strong community presence.
Performance - The third quarter of 2023 compared with the third quarter of 2022
We reported net income of $128 million in the third quarter of 2023 compared with net income of $119 million in the third quarter of 2022. The increase of $9 million, or 8%, was primarily due to:
•$26 million in higher retail revenue primarily due to higher usage as a result of favorable weather and an increase in rates as approved in the 2023 Rate Order; and
•$5 million in lower depreciation expense primarily due to the retirement of San Juan Unit 1.

The increase was partially offset by:
•$7 million in higher income tax expense primarily due to an increase in taxable earnings and lower tax credits primarily related to Oso Grande PTCs;
•$5 million in lower margin from wholesale transactions primarily due to a decrease in sales volume and price;
•$3 million in higher base operations and maintenance expenses primarily due to an increase in remote plant expenses due to insurance reimbursement credits not recurring in 2023 and an increase in outside service expenses;
•$3 million in higher net periodic non-service cost as a result of an increase in interest cost and a decrease in expected return on plan assets; and
•$3 million in lower transmission revenue due to recognition of revenue from a rate order settlement not recurring in 2023.
Performance - The first nine months of 2023 compared with the first nine months of 2022
We reported net income of $223 million in the first nine months of 2023 compared with net income of $194 million in the first nine months of 2022. The increase of $29 million, or 15%, was primarily due to:
•$23 million in higher retail revenue primarily due to: (i) higher usage as a result of favorable weather; (ii) an increase in rates as approved in the 2023 Rate Order; and (iii) higher LFCR revenues;
•$17 million in lower depreciation expense primarily due to the retirement of San Juan Unit 1;
•$9 million increase due to changes in the value of investments used to support certain post-employment benefits as a result of favorable market conditions;
•$8 million in higher interest income due to an increase in interest earned on the PPFAC regulatory asset; and
•$5 million in higher AFUDC due to an increase in eligible construction expenditures.
The increase was partially offset by:
•$8 million in higher base operations and maintenance expenses primarily due to an increase in outside service expenses and costs at our generation facilities as a result of higher maintenance costs; partially offset by a decrease in remote plant expenses due to the retirement of San Juan Unit 1 in June 2022;
•$8 million in higher net periodic non-service cost as a result of an increase in interest cost and a decrease in expected return on plan assets;
•$8 million in higher income tax expense primarily due to an increase in taxable earnings and lower tax credits primarily related to Oso Grande PTCs; and
•$6 million in higher interest expense primarily due to the issuance of debt in February 2023.

FACTORS AFFECTING RESULTS OF OPERATIONS
Several factors affect our current and future results of operations. The most significant factors are related to regulatory matters, generation resource strategy, and weather patterns.
Regulatory Matters
We are subject to comprehensive regulation. The discussion below contains material developments in those matters.
2023 Rate Order
In August 2023, the ACC issued a rate order for new rates that took effect September 1, 2023. Provisions of the 2023 Rate Order include, but are not limited to:
•a non-fuel retail revenue increase of $100 million over test year non-fuel retail revenues;

•a 6.93% return on original cost rate base of $3.6 billion, which includes a return on equity of 9.55% and an average cost of debt of 3.82%;
•a capital structure for rate making purposes of approximately 54% common equity and 46% long-term debt;
•approval to recover costs of changes in generation resources, including the addition of Oso Grande in rates; and
•denial of a request for a System Reliability Benefit adjustor that was designed to provide more timely recovery of our energy resource investments.
In January 2023, the ACC ordered that funding for the just and equitable transition away from fossil fuel-based economies for communities impacted by early coal-fired plant closures be considered as part of the 2023 Rate Order. In the 2023 Rate Order, the ACC determined that there was insufficient evidence to support customer funding for the just and equitable transition as part of the proceeding.
Generation Resource Strategy
Our long-term strategy is to continue our shift from carbon-intensive sources to a more sustainable energy portfolio including expanding renewable energy resources while reducing reliance on coal-fired generation resources. In 2020, we filed our 2020 IRP with the ACC, which provides details on our long-term strategy.
In February 2022, the ACC acknowledged our 2020 IRP, and found it to be reasonable and in the public interest. Our 2020 IRP calls for us to reduce our carbon emissions by 80% by 2035. In 2022, we issued an All-Source Request for Proposals (ASRFP), which requested new wind and solar generation, energy storage systems, and other resources such as energy efficiency resources. As part of the ASRFP, we received and are evaluating bids for all resource types. As a result of this process, we entered into an EPC agreement to develop a standalone BESS facility in September 2023. See Note 7 for additional information related to our commitment.
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
We are currently working on new long-term goals based on carbon emission reductions as part of our integrated resource plan which we plan to file with the ACC in November 2023.
Oso Grande
Production Tax Credits
PTCs are per kWh federal tax credits earned for electricity generated using qualified energy resources, which can be claimed for a 10-year period once a qualifying facility is placed in service. In May 2021, Oso Grande, a qualified energy resource, was placed in service. While costs associated with operating the facility are recorded throughout the year, PTCs are recognized through the effective tax rate provision and are primarily recognized in the third quarter due to weather patterns that contribute to seasonal fluctuations in taxable earnings. We recorded approximately $7 million and $16 million in PTCs related to Oso Grande, for the three and nine months ended September 30, 2023, respectively, and $11 million and $19 million, for the three and nine months ended September 30, 2022, respectively. The PTC rate published by the Internal Revenue Service for electricity produced by a qualified facility using wind placed in service prior to 2022 is $0.028 for 2023 and was $0.026 for 2022.
The PTCs offset most of the operating expenses of Oso Grande through August 2023. As of September 1, 2023, Oso Grande is included in rates as part of the 2023 Rate Order. Electricity generated from Oso Grande depends heavily on wind conditions. If such conditions vary from our estimates, the project’s electricity generation and associated PTCs may be substantially different than forecasted.

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

RESULTS OF OPERATIONS
Significant drivers of our results of operations that do not have a significant impact on net income include:
•Cost Recovery Mechanisms — We record operating revenue related to cost recovery mechanisms that allow for more timely recovery of fuel and purchased power costs and certain operations and maintenance costs between rate case proceedings. These mechanisms, which include PPFAC, the RES Tariff, and DSM, are generally reset annually through separate filings with the ACC. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on cost recovery mechanisms.
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
The following discussion provides the significant items that affected our results of operations in the third quarter and first nine months of 2023 compared with the same periods in 2022 presented on a pre-tax basis.
Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2023	2022	Percent	2023	2022	Percent
Operating Revenues
Retail	$445	$376	18.4%	$975	$900	8.3%
Wholesale, Short-Term (1)	73	114	(36.0)%	209	223	(6.3)%
Wholesale, Long-Term	18	30	(40.0)%	60	72	(16.7)%
Transmission	14	17	(17.6)%	43	44	(2.3)%
Springerville Units 3 and 4 Participant Billings	21	26	(19.2)%	84	65	29.2%
Other	22	24	(8.3)%	76	60	26.7%
Total Operating Revenues	$593	$587	1.0%	$1,447	$1,364	6.1%
(1)Includes revenue realized from wholesale trading as defined in the PPFAC plan of administration. We share 10% of any realized gains on trading transactions with retail customers through the PPFAC mechanism.
We reported Operating Revenues of $593 million in the third quarter of 2023 compared with $587 million in the same period for 2022. The increase of $6 million, or 1%, was primarily due to $69 million in higher retail revenue primarily due to: (i) higher PPFAC cost recoveries as a result of a higher PPFAC rate; (ii) higher usage as a result of favorable weather; and (iii) an increase in rates as approved in the 2023 Rate Order.

The increase was partially offset by:
•$41 million in lower short-term wholesale revenue primarily due to a decrease in price;
•$12 million in lower long-term wholesale revenue primarily due to a decrease in volume;
•$5 million in lower participant billings primarily related to Springerville Unit 4; and
•$3 million in lower transmission revenue due to recognition of revenue from a rate order settlement not recurring in 2023.
We reported Operating Revenues of $1,447 million for the first nine months of 2023 compared with $1,364 million in the same period for 2022. The increase of $83 million, or 6%, was primarily due to:
•$75 million in higher retail revenue primarily due to: (i) higher PPFAC cost recoveries as a result of an increase in PPFAC rates; (ii) higher usage as a result of favorable weather; and (iii) an increase in rates as approved in the 2023 Rate Order;
•$19 million in higher participant billings primarily related to Springerville Unit 3; and
•$16 million in higher other service revenue primarily due to an increase in market prices related to a natural gas transportation asset management agreement and higher LFCR revenue.
The increase was partially offset by:
•$14 million in lower short-term wholesale revenue primarily due to a decrease in price; and
•$12 million in lower long-term wholesale revenue primarily due to a decrease in volume.
The following table provides key statistics impacting Operating Revenues:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(kWh in millions)	2023	2022	Percent	2023	2022	Percent
Electric Sales (kWh) (1)
Retail Sales	3,053	2,828	8.0%	7,037	6,940	1.4%
Wholesale, Long-Term	300	451	(33.5)%	1,031	1,176	(12.3)%
Wholesale, Short-Term	1,375	1,182	16.3%	3,416	3,386	0.9%
Total Electric Sales	4,728	4,461	6.0%	11,484	11,502	(0.2)%

Average Revenue per kWh (2)
Retail	14.55	13.30	9.4%	13.85	12.97	6.8%
Wholesale, Long-Term	6.32	6.60	(4.2)%	5.87	6.14	(4.4)%
Wholesale, Short-Term	5.18	9.63	(46.2)%	5.58	6.32	(11.7)%

Total Retail Customers (3)				445,952	442,104	0.9%
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

Operating Expenses
Fuel and Purchased Power Expense
We reported Fuel and Purchased Power expense of $243 million in the third quarter of 2023 compared with $259 million in the same period for 2022. The decrease of $16 million, or 6%, was primarily due to $39 million in lower Fuel Expense due to a decrease in natural gas prices; partially offset by higher realized losses on natural gas swaps and an increase in Gas-Fired Generation volumes.
The decrease was partially offset by:
•$13 million increase in PPFAC Recovery Treatment; partially offset by an increase in PPFAC eligible costs deferred as a regulatory asset for future recovery; and
•$8 million in higher Purchased Power Expense primarily due to an increase in price.
We reported Fuel and Purchased Power expense of $582 million for the first nine months of 2023 compared with $555 million for the same period for 2022. The increase of $27 million, or 5%, was primarily due to a $61 million increase in PPFAC Recovery Treatment and a decrease in PPFAC eligible costs deferred as a regulatory asset for future recovery. The increase was partially offset by $39 million in lower Fuel Expense primarily due to a decrease in natural gas prices net of higher realized losses on natural gas swaps.
The following table provides key statistics impacting Fuel and Purchased Power:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(kWh in millions)	2023	2022	Percent	2023	2022	Percent
Sources of Energy
Coal-Fired Generation	1,099	1,072	2.5%	2,674	3,718	(28.1)%
Gas-Fired Generation	2,373	1,987	19.4%	5,788	4,791	20.8%
Utility-Owned Renewable Generation	148	168	(11.9)%	571	645	(11.5)%
Total Generation	3,620	3,227	12.2%	9,033	9,154	(1.3)%
Purchased Power, Non-Renewable	1,040	1,161	(10.4)%	1,830	1,901	(3.7)%
Purchased Power, Renewable	311	270	15.2%	1,085	1,016	6.8%
Total Generation and Purchased Power (1)	4,971	4,658	6.7%	11,948	12,071	(1.0)%

(cents per kWh)
Average Fuel Cost of Generated Power (2)
Coal	3.06	3.04	0.7%	3.04	2.71	12.2%
Natural Gas (3)	2.70	4.83	(44.1)%	3.48	4.41	(21.1)%
Average Cost of Purchased Power (4)
Purchased Power, Non-Renewable	8.49	7.73	9.8%	7.15	7.20	(0.7)%
Purchased Power, Renewable	6.79	7.03	(3.4)%	6.73	6.79	(0.9)%
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

Operations and Maintenance Expense
We reported Operations and Maintenance expense of $104 million in the third quarter of 2023 compared with $98 million in the same period for 2022. The increase of $6 million, or 6%, was primarily due to:
•$5 million in higher RES and DSM expenses; and
•$3 million in higher generation operations and outside service expenses.
The increase was partially offset by $2 million in lower reimbursable maintenance related to Springerville Unit 4.
We reported Operations and Maintenance expense of $332 million for the first nine months of 2023 compared with $296 million for the same period for 2022. The increase of $36 million, or 12%, was primarily due to:
•$19 million in higher reimbursable maintenance expense related to Springerville Unit 3 primarily due to planned outages; partially offset by lower reimbursable maintenance related to Springerville Unit 4;
•$9 million in higher RES and DSM expenses; and
•$5 million in higher generation operations and outside service expenses.
Depreciation and Amortization Expense
We reported Depreciation and Amortization expense of $59 million in the third quarter of 2023 compared with $65 million in the same period for 2022. The decrease of $6 million, or 9%, was primarily due to the retirement of San Juan Unit 1.
We reported Depreciation and Amortization expense of $173 million for the first nine months of 2023 compared with $193 million for the same period for 2022. The decrease of $20 million, or 10%, was primarily due to the retirement of San Juan Unit 1.
Other Income (Expense)
We reported other expenses of $18 million in the third quarter of 2023 compared with $16 million in the same period for 2022. The increase of $2 million, or 13%, was primarily due to:
•$3 million in higher net periodic non-service cost primarily due to an increase in interest cost and a decrease in expected return on plan assets; and
•$3 million in higher interest expense primarily due to the issuance of debt in February 2023.
The increase was partially offset by:
•$2 million in higher interest income primarily due to an increase in interest earned on the PPFAC regulatory asset; and
•$2 million in higher AFUDC due to an increase in eligible construction work in process balances.
We reported other expenses of $50 million for the first nine months of 2023 compared with $53 million for the same period for 2022. The decrease of $3 million, or 6%, was primarily due to:
•$9 million increase due to changes in the value of investments used to support certain post-employment benefits as a result of favorable market conditions; and
•$9 million in higher interest income primarily due to an increase in interest earned on the PPFAC regulatory asset.
The decrease was partially offset by:
•$9 million in higher net periodic non-service cost primarily due to an increase in interest cost and a decrease in expected return on plan assets; and
•$8 million in higher interest expense primarily due to the issuance of debt in February 2023.

Income Tax Expense
We reported Income Tax Expense of $23 million in the third quarter of 2023 compared with $14 million in the same period for 2022. The increase of $9 million, or 64%, was primarily due to:
•$4 million in higher tax expense due to an increase in taxable earnings; and
•$3 million in lower tax credits primarily related to Oso Grande PTCs.
We reported Income Tax Expense of $36 million for the first nine months of 2023 compared with $24 million for the same period for 2022. The increase of $12 million, or 50%, was primarily due to:
•$10 million in higher tax expense due to an increase in taxable earnings; and
•$3 million in lower tax credits primarily related to Oso Grande PTCs.

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
Available Liquidity

(in millions)	September 30, 2023
Cash and Cash Equivalents	$138
Amount Available under Revolving Credit Agreement (1)	250
Total Liquidity	$388
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

Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing, and financing activities:

	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2023	2022	Percent
Operating Activities	$428	$438	(2.3)%
Investing Activities	(388)	(337)	15.1%
Financing Activities	80	43	86.0%
Net Increase (Decrease)	120	144	(16.7)%
Beginning of Period	51	33	54.5%
End of Period	$171	$177	(3.4)%
Operating Activities
Net cash flows provided by operating activities decreased by $10 million in the first nine months of 2023 compared with the same period in 2022. The decrease was primarily due to: (i) changes in working capital due to a decrease in wholesale energy balances primarily due to lower prices; partially offset by the timing of billing collections; (ii) cash collateral deposits received from counterparties in 2022, not recurring in 2023; and (iii) higher base operations and maintenance expenses. The decrease was partially offset by an increase in retail revenue due to: (i) higher PPFAC cost recoveries as a result of an increase in PPFAC rates; (ii) higher usage as a result of favorable weather; and (iii) an increase in rates as approved in the 2023 Rate Order.
Investing Activities
Net cash flows used for investing activities increased by $51 million in the first nine months of 2023 compared with the same period in 2022 primarily due to an increase in cash paid for capital expenditures.
Financing Activities
Net cash flows provided by financing activities increased by $37 million in the first nine months of 2023 compared with the same period in 2022 primarily due to a decrease in: (i) dividends declared and paid to UNS Energy; and (ii) repayments of credit facility borrowings.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of September 30, 2023, our short-term investments were deposited in insured cash sweep and money market accounts.
Access to Credit
We have access to working capital through our credit agreement with lenders. Amounts borrowed from the 2021 Credit Agreement are used for working capital and other general corporate purposes. LOCs may be issued from time to time to support energy procurement, hedging transactions, and other business activities.
•In June 2023, the 2021 Credit Agreement was amended to provide for the transition to SOFR-based borrowings.
•A $5 million LOC outstanding as of December 31, 2022, was cancelled in August 2023.
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
We have, from time to time, refinanced or repurchased portions of our outstanding debt before scheduled maturity.
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
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of September 30, 2023, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- and A3, respectively.
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
Debt Covenants
Under certain agreements, should we fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of September 30, 2023, we were in compliance with these covenants.
We do not have any provisions in any of our debt agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contributions from Parent
We received no equity contributions in the third quarter of 2023 and received an equity contribution of $6 million in the first nine months of 2023. We received no equity contributions in the third quarter or first nine months of 2022.
Dividends Declared and Paid to Parent
We did not declare or pay dividends to UNS Energy in the third quarter of 2023 and declared and paid $55 million in dividends to UNS Energy in the first nine months of 2023. We declared and paid $75 million in dividends to UNS Energy in the third quarter and first nine months of 2022. On October 26, 2023, TEP declared a dividend of up to $15 million to be paid to UNS Energy on or before December 31, 2023.
Master Trading Agreements
We conduct our wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, we may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits established based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of September 30, 2023, we had no cash posted as collateral to provide credit enhancement related to our wholesale marketing or risk management activities.

Capital Expenditures
Our routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. We prioritize capital projects to mitigate supply chain risk particularly in view of heightened geopolitical instability and global supply chain challenges. Capital expenditures for the first nine months of 2023 were $345 million.
Our forecasted capital expenditures presented below exclude amounts for AFUDC equity and other non-cash items:

	Years Ended December 31,
(in millions)	2023	2024	2025	2026	2027
Generation Facilities:
New Energy Resources (1)	$192	$188	$185	$283	$550
Other Generation Facilities (2)	154	33	41	22	60
Total Generation Facilities	346	221	226	305	610
Transmission and Distribution (3)	343	409	258	238	237
General and Other (4)	93	63	64	77	66
Total Capital Expenditures	$782	$693	$548	$620	$913
(1)Includes investments in renewable energy and BESS facilities, in alignment with our long-term strategy of transitioning to a more sustainable energy portfolio. In September 2023, TEP entered into an EPC agreement to develop a standalone BESS facility at a cost of $294 million. See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on the EPC agreement.
(2)Includes investments in existing facilities, including upgrades and ongoing maintenance to ensure reliability.
(3)Investments in transmission capacity and distribution system reliability.
(4)Includes costs for information technology, fleet, facilities, and communication equipment.
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
Income Tax Position
Among other provisions included in the IRA, the legislation enacted a new Corporate Alternative Minimum Tax (CAMT) of 15% that is effective for tax years beginning after December 31, 2022. We are currently subject to the CAMT due to our membership in the Fortis consolidated tax group. We are currently assessing this legislation and do not expect a material impact on our financial results.
Under the terms of the tax sharing agreement with UNS Energy, we received $1 million in net tax sharing payments for the first nine months of 2023 and made $2 million in tax sharing payments for the first nine months of 2022. Future cash flows are subject to change and are not expected to have a significant impact on our operating cash flows.
Collective Bargaining Agreements
In June 2023, the International Brotherhood of Electrical Workers Local No. 1116 ratified a new collective bargaining agreement with TEP set to expire on June 30, 2028.
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
We conducted the potential emissions controls evaluation, commonly referred to as the four factor analysis, for the three units. These evaluations were submitted to the ADEQ in March 2020 and compliance measures for the three units were included in the revised SIP. In August 2022, the ADEQ submitted the revised SIP to the EPA, and the EPA issued a letter to the ADEQ finding Arizona's SIP revision complies with the completeness criteria outlined in the rule. By statute, the EPA has one year from the completeness determination to take action on Arizona's SIP revision. Based on current Regional Haze requirement timeframes, we anticipate that compliance strategies, if any, will likely be required to be implemented one year following EPA approval of ADEQ's revised SIP. We cannot predict the outcome of this matter but will continue to work with the ADEQ to determine compliance strategies as needed.
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
In May 2023, the EPA published a proposed GHG rule addressing GHG emissions from fossil fuel-fired electric generating units. The proposed rule also provides for the repeal of the ACE rule. Public comment closed on August 8, 2023. We are analyzing the EPA's proposed rule and cannot predict the outcome of this rulemaking at this time.
Coal Combustion Residuals Regulation
In April 2015, the EPA published final rules effective October 2015, which established technical requirements for Coal Combustion Residuals (CCR) landfills and surface impoundments under subtitle D of the Resource Conservation and Recovery Act. The CCR rules provide for the safe disposal of coal ash from coal-fired generation facilities, including among other things, inspection, monitoring, recordkeeping, and reporting requirements. Arizona Public Service Company, the operator of Four Corners, currently disposes of CCR in ash ponds and dry storage areas located at the facility.
In May 2023, the EPA published a proposal that expands the scope of federal CCR regulations to address the impacts from historical CCR disposal activities that would have ceased prior to 2015. EPA proposes to establish two new categories of federally regulated CCR: (i) legacy surface impoundments, which are inactive surface impoundments at inactive facilities that no longer receive CCR but contained both CCR and liquids on or after October 19, 2015; and (ii) CCR management units which broadly encompass any location at an operating coal-fired generation facility where CCR would have been placed on land. As proposed, a CCR management unit would include not only historically closed landfills and surface impoundments, but also prior applications of CCR on land such as for structural fill. The EPA expects to finalize this proposal by spring of 2024.

We are analyzing the EPA’s pending proposals and cannot predict the outcome of these regulatory proceedings or when the EPA will take final action on those matters that are still pending. At this time, we do not anticipate our share of the cost to complete any corrective actions to close the CCR disposal units, or to gather and perform remedial evaluations on groundwater at Four Corners Units 4 and 5, will have a significant impact on our operations, financial position, or cash flows.

CRITICAL ACCOUNTING ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements and related notes. Management believes that there have been no significant changes during the nine months ended September 30, 2023, to the items that we disclosed as our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of September 30, 2023. There was no change in TEP’s internal control over financial reporting during the quarter ended September 30, 2023, that materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
*31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Susan M. Gray

*31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Frank P. Marino

**32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from TEP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	October 26, 2023	/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)