Form 10-K
period 2023-12-31
TUCSON ELECTRIC POWER CO
filed 2024-02-09
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter: None
As of February 8, 2024, Tucson Electric Power Company had 32,139,434 shares of common stock, no par value, outstanding, all of which were held by UNS Energy Corporation, an indirect wholly-owned subsidiary of Fortis Inc.
Documents incorporated by reference: None
Tucson Electric Power Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is, therefore, filing portions of this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

DEFINITIONS
The abbreviations and acronyms used in the 2023 Form 10-K are defined below:
INDUSTRY ACRONYMS AND CERTAIN DEFINITIONS

2022 Final FERC Rate Order	Order issued by the FERC in 2022 approving the settlement agreement filed in conjunction with TEP's 2019 transmission rate case
2023 IRP	TEP's 2023 Integrated Resource Plan which outlines TEP's aspirational goal to reach net zero direct greenhouse gas emissions by 2050
2020 IRP	TEP's 2020 Integrated Resource Plan which outlines TEP's plan to reduce its carbon emissions by 80% compared to 2005 by 2035
2021 Credit Agreement
The 2021 Credit Agreement, as amended in June 2023, provides for $250 million of revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively, and a maturity date of October 2026

2023 Rate Order	Order issued by the ACC resulting in a new rate structure for TEP, effective on September 1, 2023
ABR	Alternate Base Rate
ACC	Arizona Corporation Commission
ADJ	SOFR Rate Spread Adjustment
ACC Refund Order	An order issued by the ACC approving TEP’s proposal to return savings from the Company’s federal corporate income tax rate under the Tax Cuts and Jobs Act to its customers through a combination of a customer bill credit and a regulatory liability that reflects the deferral of the return of a portion of the savings, effective May 1, 2018
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
COVID-19	Coronavirus Disease 2019
CCR	Coal Combustion Residuals
DG	Distributed Generation
DSM	Demand Side Management
ECA	Environmental Compliance Adjustor
EDIT	Excess Deferred Income Taxes
EE Standards	Energy Efficiency Standards
EIM	Energy Imbalance Market
EPA	Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
ITC	Investment Tax Credit
IRA	Inflation Reduction Act signed into law on August 16, 2022
IRS	Internal Revenue Service
LFCR	Lost Fixed Cost Recovery
LIBOR	London Interbank Offered Rate
LOC	Letter(s) of Credit
NERC	North American Electric Reliability Corporation
OATT	Open Access Transmission Tariff
PBI	Performance Based Incentives
PPA	Power Purchase Agreement
v

PPFAC	Purchased Power and Fuel Adjustment Clause
PSU	Performance-Based Share Units
PTC	Production Tax Credit
PV	Photovoltaic
REC	Renewable Energy Credit
RES	Renewable Energy Standard
Retail Rates	Rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment.
RSU	Restricted Share Units
SERP	Supplemental Executive Retirement Plan
SIP	State Implementation Plan
SOFR	Secured Overnight Financing Rate
TCA	Transmission Cost Adjustor
TEAM	Tax Expense Adjustor Mechanism
VEBA	Voluntary Employee Beneficiary Association

ENTITIES AND GENERATING STATIONS

APS	Arizona Public Service Company
Fortis	Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada, whose principal executive offices are located at Fortis Place, Suite 1100, 5 Springdale Street, St. John's, NL A1E 0E4
FortisUS	Fortis intermediate holding company
Four Corners	Four Corners Power Plant
Gila River	Gila River Generating Station
Luna	Luna Generating Station
Navajo	Navajo Generating Station
Oso Grande	A 250 MW nominal capacity wind-powered electric generation facility, located in southeastern New Mexico
PNM	Public Service Company of New Mexico
Roadrunner Reserve I	A standalone battery energy storage system facility with a nominal capacity rating of 200 MW and storage capacity of 800 MWh, located in southeast Tucson, expected to be placed in service in the second half of 2025
San Juan	San Juan Generating Station
Springerville	Springerville Generating Station
Springerville Common Facilities	Portion of the facilities at Springerville used in common with Springerville Unit 1 and Unit 2
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
Tri-State	Tri-State Generation and Transmission Association, Inc.
UASTP	University of Arizona Science and Technology Park
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701
UNS Energy Affiliates	Affiliated subsidiaries of UNS Energy Corporation including UniSource Energy Services, Inc., UNS Electric, Inc., and UNS Gas, Inc.
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNITS OF MEASURE

AC	Alternating Current

BBtu	Billion British thermal unit(s)
GWh	Gigawatt-hour(s)
kWh	Kilowatt-hour(s)
kV	Kilovolt
MMBtu	Million Metric British thermal units
MW	Megawatt(s)
MWh	Megawatt-hour(s)

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. TEP, or the Company, is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by TEP in this Annual Report on Form 10-K. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, future economic conditions, future operational or financial performance and underlying assumptions, and other statements that are not statements of historical facts. Forward-looking statements may be identified by the use of words such as anticipates, believes, estimates, expects, intends, aspires, may, plans, predicts, potential, projects, would, and similar expressions. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of TEP, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany such forward-looking statements. In addition, TEP disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as may otherwise be required by the federal securities laws.
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of this report. These factors include: voter initiatives and state and federal regulatory and legislative decisions and actions, including changes in tax, inclusive of the IRA and evolving interpretive guidance related thereto, and energy policies; any change in the structure of utility service in Arizona resulting from the ACC or state legislature's examination of the state's energy policies; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; unfavorable rulings, penalties, or findings by the FERC; regional economic and market conditions that could affect customer growth and electricity usage; potential changes in the benefits of participation in the EIM; changes in electricity consumption by retail customers; risks related to climate change, including shifts in weather seasonality and extreme weather events, affecting electricity usage of our customers, operational performance, and operating and capital costs to ensure system reliability; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the demand plus reserve margin requirements; the cost of debt and equity capital and access to capital markets and bank markets, which may affect our ability to raise additional capital and to use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and a changing interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and related contribution requirements and expenses; our ability to manage timelines and budgets related to capital projects, including EPC agreements to develop standalone battery energy storage facilities, and/or to obtain the anticipated performance or other benefits of such capital projects; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense, including increases due to inflationary effects, heightened geopolitical instability, and/or global supply chain challenges; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting estimates; the ongoing impact of mandated energy efficiency and DG initiatives; our ability to effectively implement plans to meet our goals related to reducing carbon emissions by 2035 and 2050, and the potential impact on our financial condition; changes to long-term contracts; the cost of fuel and power supplies; fluctuations or increases in commodity prices; the ability to obtain coal or natural gas from our suppliers; the timing and cost of generation facility decommissioning and mine reclamation activities; cyber-attacks, data breaches, or other cyberspace attacks to our information security and our operations and technology infrastructure, including attacks that may rise from heightened geopolitical instability; physical attacks to our electric generation, transmission, and distribution assets; the performance of generation facilities, including renewable generation resources; the extent of the impact of a global health or other crisis on our business and operations, and any economic and/or societal disruptions resulting therefrom and from the government actions taken in response thereto; and the implementation of our 2023 IRP.

PART I
ITEM 1. BUSINESS
OVERVIEW OF BUSINESS
General
TEP and its predecessor companies have served the greater Tucson metropolitan area for 131 years. TEP was incorporated in the State of Arizona in 1963. TEP is a regulated electric utility company serving approximately 447,000 retail customers. TEP’s service territory covers 1,155 square miles and includes a population of over one million people in Pima County, as well as parts of Cochise County. TEP's principal business operations include generating, transmitting, and distributing electricity to its retail customers. In addition to retail sales, TEP sells electricity, transmission, and ancillary services to other utilities, municipalities, and energy marketing companies on a wholesale basis. TEP is subject to comprehensive state and federal regulation. The regulated electric utility operation is TEP's only segment.
TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis, whose principal executive offices are located in St. John's, Newfoundland and Labrador, Canada.
Regulated Utility Operations
TEP delivers electricity to retail customers in southern Arizona. TEP owns or has contracts for natural gas, coal-fired, renewable generation resources, and a battery energy storage system to provide electricity. This electricity, together with electricity purchased in the wholesale market, is delivered over transmission lines which are part of the Western Interconnection, a regional grid in the United States. The electricity is then transformed to lower voltages and delivered to customers through TEP's distribution system.
FERC Regulation and Rates
The FERC regulates portions of TEP's utility accounting practices and rates, including rates and services for electric transmission and wholesale power sales in interstate commerce. The FERC establishes rates that allow a utility to recover transmission related costs.
FERC Rates
TEP has a forward-looking OATT formula rate, which updates annually and allows for timely recovery of transmission-related costs and an opportunity to earn a reasonable return on its investment. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.
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
Renewable Energy Standard
The ACC’s RES requires Arizona regulated utilities to increase their use of renewable energy each year until it represents at least 15% of their total annual retail energy sales by 2025, with DG accounting for 30% of the annual energy requirement. Arizona utilities are required to file an annual RES implementation plan for review and approval by the ACC. Consistent with prior years, TEP plans to meet these requirements through a combination of utility-owned resources, PPAs, and customer-sited DG. In 2023, the percentage of TEP's retail kWh sales attributable to the RES was approximately 22%, exceeding the 2023 requirement of 13%.
Energy Efficiency Standard
Under the EE Standards, the ACC requires electric utilities to implement cost-effective programs to reduce customers' energy consumption. TEP achieved the ACC's cumulative annual targeted retail kWh savings in 2020. As of December 31, 2023, TEP’s cumulative annual energy savings was approximately 27%.

See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding RES and EE Standards.
ACC Rates
Retail Rates are generally established in rate case proceedings. TEP's last rate case proceeding was finalized in 2023. As a result of past regulatory decisions, TEP has cost recovery mechanisms that allow for more timely recovery of certain costs between rate case proceedings. These mechanisms are generally reset annually through separate filings with the ACC. TEP's cost recovery mechanisms include:
•PPFAC — a usage-based charge or credit that reflects changes in energy costs that are not recovered through base rates established in a rate case.
•RES tariff — a usage-based charge that recovers the cost of complying with the RES.
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
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations and Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information on TEP's 2023 Rate Order and cost recovery mechanisms.

Customers
Electricity sold to retail and wholesale customers by class of customer and the average number of retail customers over the last five years were as follows:

(sales in GWh)	2023		2022		2021		2020		2019
Electric Sales
Residential	3,967	27%	3,879	27%	3,820	25%	4,170	28%	3,698	22%
Commercial	1,948	13%	1,917	13%	1,939	13%	2,005	14%	2,077	13%
Industrial, non-Mining	1,944	13%	1,946	13%	1,893	12%	1,834	12%	1,896	12%
Industrial, Mining	1,080	7%	1,053	7%	1,050	7%	1,086	7%	1,057	6%
Other	15	—%	15	—%	16	—%	16	—%	16	—%
Total Retail Sales	8,954	60%	8,810	60%	8,718	57%	9,111	61%	8,744	53%
Wholesale, Long-Term (1)	1,314	9%	1,659	11%	837	6%	508	4%	490	3%
Wholesale, Short-Term (2)	4,486	31%	4,203	29%	5,643	37%	5,279	35%	7,257	44%
Total Electric Sales	14,754	100%	14,672	100%	15,198	100%	14,898	100%	16,491	100%

Average Number of Retail Customers
Residential	404,616	91%	400,751	91%	396,562	90%	391,953	90%	387,409	90%
Commercial	39,702	9%	39,547	9%	39,395	9%	39,096	9%	38,838	9%
Industrial, non-Mining	570	—%	574	—%	523	—%	491	—%	503	—%
Industrial, Mining	4	—%	4	—%	4	—%	4	—%	4	—%
Other	1,870	—%	1,875	—%	1,873	1%	1,877	1%	1,872	1%
Total Retail Customers	446,762	100%	442,751	100%	438,357	100%	433,421	100%	428,626	100%
(1)Increase prior to 2023 primarily due to favorable market conditions. Decrease in 2023 due to a reduction in sales to certain long-term wholesale customers.
(2)Decrease since 2019 primarily due to the retirement of coal-fired generation and Gila River Unit 2 replacing the generation to serve retail load in 2019.
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
Local, regional, and national economic factors impact the growth in the number of customers in TEP’s service territory. In each of the past five years, TEP’s average number of retail customers increased by approximately 1%. TEP expects the number of retail customers to increase at a rate of approximately 1% in 2024 based on the estimated population growth in its service territory.
TEP’s retail sales volume in 2023 was 8,954 GWh, which is an increase of 2% from 2019 levels. During the past five years, increased sales volumes due to warmer weather and customer growth have been tempered by state requirements to promote energy efficiency and DG.
In 2020, due to changes in consumer and business behavior in response to the COVID-19 pandemic, there was a decrease in energy usage by commercial and industrial customers. Due to stay-at-home orders and the adoption of work from home practices, along with record heat in 2020, there was an offsetting increase in energy usage by residential customers starting in the second quarter of 2020. In 2021, usage began to return to pre-COVID-19 pandemic patterns, remaining consistent through 2023.
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
TEP's primary long-term wholesale sale contracts are presented in the table below:

Counterparty	Contracts Expire December 31,
Navajo Tribal Utility Authority	2024
TRICO Electric Cooperative	2024
Navopache Electric Cooperative	2041
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
In 2022, TEP began to participate in the EIM, a voluntary, real-time energy market operated by the California Independent System Operator. TEP continues to expect that its participation in the EIM: (i) reduces costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources; (ii) allows for more effective integration of renewables; and (iii) enhances reliability through improved system utilization and responsiveness.

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

Generation Facilities
As of December 31, 2023, TEP had 3,101 MW of nominal generation capacity, as set forth in the following table. Nominal rating is based on current unit design basis net output, measured in AC:

	Unit		Date	Capacity	Operating	TEP’s Share
Generation Source	No.	Location	In Service	(MW)	Agent	%	(MW)
Natural Gas
Gila River (1)	2	Gila Bend, AZ	2003	607	SRP	100	607
Gila River (1)	3	Gila Bend, AZ	2003	573	SRP	75.0	430
Luna	1	Deming, NM	2006	555	PNM	33.3	185
Sundt	3	Tucson, AZ	1962	104	TEP	100	104
Sundt	4	Tucson, AZ	1967	156	TEP	100	156
Sundt Reciprocating Internal Combustion Engine	1-10	Tucson, AZ	2019-2020	188	TEP	100	188
Sundt Internal Combustion Turbines		Tucson, AZ	1972-1973	50	TEP	100	50
DeMoss Petrie (2)		Tucson, AZ	2001	75	TEP	100	75
North Loop		Tucson, AZ	2001	96	TEP	100	96
Coal
Springerville	1	Springerville, AZ	1985	387	TEP	100	387
Springerville (3)	2	Springerville, AZ	1990	406	TEP	100	406
Four Corners	4	Farmington, NM	1969	785	APS	7.0	55
Four Corners	5	Farmington, NM	1970	785	APS	7.0	55
Renewables
Utility-Owned Renewables		Various	2002-2023	307	TEP	100	307
Total Capacity							3,101
(1)In 2023, Gila River Unit 2 and Unit 3 turbine upgrades increased capacity by 57 MW and 23 MW, respectively, for a total nominal capacity of 607 MW and 573 MW, respectively.
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

Utility-Owned Renewables
As of December 31, 2023, TEP owned 57 MW of PV solar generation capacity and 250 MW of wind generation capacity, measured in AC. The following table presents TEP's owned renewable generation resources:

Generation Source	Location	Date/Projected Date in Service	In Service Capacity (MW)	Under Development Capacity (MW)
Solar
Fort Huachuca Phase I & II (1)	Sierra Vista, AZ	2014-2017	18
Raptor Ridge	Tucson, AZ	2022	13
Springerville Solar	Springerville, AZ	2002-2014	13
UASTP Phase I & II (2)	Tucson, AZ	2010-2011	6
Solon Prairie Fire (2)	Tucson, AZ	2012	5
Small Solar Generation (<5MW)	Tucson, AZ	2012-2023	2	3
Wind
Oso Grande (3)	Chaves County, NM	2021	250
Battery Storage
Roadrunner Reserve I (4)	Tucson, AZ	2025		200
Total Capacity			307	203
(1)TEP has a 30-year easement agreement to facilitate operations on behalf of the Department of the Army.
(2)UASTP Phase I & II and Solon Prairie Fire are located on properties held under land easements and leases.
(3)Oso Grande is located on properties held under leases.
(4)Expected to be placed in service in the second half of 2025.
Renewable Power Purchase Agreements
As of December 31, 2023, TEP had renewable PPAs for 256 MW from solar resources and 179 MW from wind resources as presented in the table below. The solar PPAs contain options that allow TEP to purchase all or part of the related project at a future date. The following table's capacity is measured in AC:

Generation Source	Location	Date/Projected Date in Service	In Service Capacity (MW)	Under Development Capacity (MW)
Solar
Wilmot Solar (1)	Sahuarita, AZ	2021	100
Red Horse	Willcox, AZ	2015	41
Avalon I	Sahuarita, AZ	2014	29
Avra Valley	Marana, AZ	2012	25
Picture Rocks	Marana, AZ	2012	20
Avalon II	Sahuarita, AZ	2016	16
Valencia	Tucson, AZ	2013	10
Gato Montes	Tucson, AZ	2012	5
E.On Tech Park	Tucson, AZ	2012	5
Small PPAs (<5MW) (2)	Various	Various	5
Babacomari North (3)	Cochise County, AZ	2025		160
Wind
Borderlands Wind	Catron County, NM	2021	99
Macho Springs	Deming, NM	2011	50
Red Horse Wind	Willcox, AZ	2015	30
Total Capacity (4)			435	160
(1)Wilmot Solar is accompanied by 30 MW of battery storage. Payments for battery storage are accounted for as variable lease costs.

(2)Includes Iron Horse which has 2 MW of capacity accompanied by 10 MW of battery storage. Payments for battery storage are accounted for as variable lease costs.
(3)In October 2023, Babacomari North and South contracts were restated and are now represented solely as Babacomari North.
(4)In January 2024, a renewable power purchase agreement was executed with Wilmot Energy Center II (Wilmot II) with an anticipated in service date of 2026. Wilmot II will have 100 MW of solar capacity accompanied by 100 MW of battery storage.
Purchased Power
TEP purchases power from other utilities and power marketers. TEP may enter into contracts to purchase: (i) power under long-term contracts to serve retail load and long-term wholesale contracts; (ii) capacity or power during periods of planned outages or for peak summer load conditions; and (iii) power for resale to certain wholesale customers under load and resource management agreements. See Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information related to purchased power commitments.
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
TEP is a member of a regional reserve-sharing organization and has reliability and power-sharing relationships with other utilities. These relationships allow TEP to call upon other utilities during emergencies, such as generation facility outages and system disturbances, which reduces the number of reserves TEP is required to carry as a participant in the regional reserve-sharing organization.
Peak Demand and Future Resources
Peak Demand

(in MW)	2023	2022	2021	2020	2019
Retail Customers	2,393	2,273	2,427	2,467	2,367
In 2023, TEP's generation and purchased resources were sufficient to meet total retail and long-term wholesale peak demand, while maintaining a reserve margin in compliance with reliability criteria set forth by the Western Electricity Coordinating Council, a regional entity with delegated authority from NERC.
Peak demand occurs during the summer months due to the cooling requirements of retail customers in TEP’s service territory. Retail peak demand varies from year-to-year due to weather, energy conservation, DG, economic conditions, and other factors. The impacts of remote work as a result of COVID-19 have increased peak demand for residential customers since 2020. The decrease in retail peak demand in 2022 was primarily due to less extreme heat during peak load.
Forecasted retail peak demand for 2024 is 2,411 MW compared with actual peak demand of 2,393 MW in 2023. TEP’s 2024 estimated retail peak demand is based on weather patterns observed over a 10-year period and other factors, including estimates of customer usage. TEP believes that existing generation capacity and PPAs are sufficient to meet the expected demand and reserve margin requirements in 2024.
Future Resources
TEP's strategy on future resources is to continue its transition from carbon-intensive sources to a more sustainable energy portfolio, while maintaining reliability and ensuring rate affordability for its customers.
In November 2023, TEP filed with the ACC its 2023 IRP, which outlines its plan to accelerate its clean energy expansion to support anticipated growth and maintain affordable, reliable service as the Company works towards a new aspirational goal of net zero direct GHG emissions by 2050. The new goal keeps TEP on pace to reduce carbon emissions by 80% compared to 2005 by 2035, a goal that was set in TEP's 2020 IRP. The 2023 IRP proposes to achieve this goal by reducing the Company's dependency on coal-fired generation, while developing new renewable energy projects and energy storage projects, to meet electric demand. Investments in new natural gas-fired capacity will support the integration of these new renewable energy projects while maintaining system reliability and meeting future load growth.
See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations of this Form 10-K for additional information regarding TEP's 2023 IRP.

Fuel, Purchased Power, and Other Resources
A summary of fuel, purchased power, and other resource information is provided below:

	Average Cost (cents per kWh)			Percentage of Total kWh Resources
	2023	2022	2021	2023	2022	2021
Coal	3.17	2.83	2.60	24%	31%	34%
Natural Gas	3.27	5.36	3.36	48%	42%	46%
Purchased Power, Non-Renewable	6.70	7.31	8.88	15%	14%	10%
Total Non-Renewable				87%	87%	90%

Purchased Power, Renewable	6.74	6.76	7.63	9%	8%	6%
Utility-Owned, Renewable	N/A	N/A	N/A	4%	5%	4%
Total Renewable				13%	13%	10%

Total Fuel, Purchased Power and Other Resources				100%	100%	100%
Coal Supply
The coal used for generation is low-sulfur, bituminous or sub-bituminous coal sourced from mines in New Mexico. The table below provides information on the existing coal contracts that supply TEP's generation facilities. The average cost of coal per MMBtu, including transportation, was $2.92 in 2023, $2.65 in 2022, and $2.48 in 2021.

Station	Coal Supplier	2023 Coal Consumption (tons in 000s)	Contract Expiration Date	Average Sulfur Content	Coal Obtained From
Springerville	Peabody CoalSales	1,941	2031	1.0%	Lee Ranch Mine/El Segundo Mine
Four Corners	NTEC	258	2031	0.7%	Navajo Mine
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
Natural Gas Supply
The table below provides information on the natural gas transportation agreements that deliver natural gas to TEP's generation facilities. The average cost of natural gas per MMBtu, including transportation, was $3.72 in 2023, $8.35 in 2022, and $5.38 in 2021. The decrease in cost in 2023 compared to 2022 was primarily due to a decrease in natural gas prices resulting from high natural gas production and increased transportation capacity caused by natural gas pipelines restoration. The increase in cost in 2022 compared to 2021 was primarily due to an increase in natural gas prices resulting from increased demand and limited transportation capacity caused by constrained natural gas pipelines.

Station	Natural Gas Transportation Counterparty	Contract Expiration Date(s)
Gila	Transwestern Pipeline Co./El Paso Natural Gas Company, LLC	2025-2040
Luna	El Paso Natural Gas Company, LLC	2032
Sundt	El Paso Natural Gas Company, LLC	2039-2048
DeMoss Petrie	Southwest Gas Corporation	Retail Tariff
North Loop	Southwest Gas Corporation	Retail Tariff

Transmission and Distribution
TEP's distribution and transmission facilities are located in Arizona and New Mexico. These facilities are located on property owned by: (i) TEP; (ii) public entities; (iii) private entities; and (iv) Tribal Nations. TEP's transmission and distribution systems included approximately 2,239 miles of transmission lines and 7,967 miles of distribution lines as of December 31, 2023.
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
ENVIRONMENTAL MATTERS
The EPA regulates, or has the authority to regulate, the amount of sulfur dioxide (SO2), nitrogen oxide (NOx), carbon dioxide (CO2), particulate matter, mercury, and other by-products produced by generation facilities. TEP may incur additional costs to comply with future changes in federal and state environmental laws, regulations, and permit requirements at its facilities. Environmental laws and regulations are subject to a range of interpretations, which may ultimately be resolved by the courts. Because these laws and regulations continue to evolve, TEP is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. TEP expects recovery of the cost of environmental compliance through Retail Rates and cost recovery mechanisms.
Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources of this Form 10-K for additional information related to environmental laws and regulations as well as environmental compliance capital expenditures.
HUMAN CAPITAL
As of December 31, 2023, TEP had 1,740 employees, of which approximately 763 were represented by the International Brotherhood of Electrical Workers Local No. 1116 (IBEW). The current collective bargaining agreement between the IBEW and TEP was ratified in June 2023 and is set to expire on June 30, 2028. TEP also engages with independent contractors in the ordinary course of its business, as necessary.
Culture
TEP strives to create a positive environment for its employees through various initiatives consistent with its values. The Company believes that the foundation for a diverse and inclusive work environment starts with the Executive Officers and Board of Directors' active involvement in tracking the Company's goals and objectives. TEP's business strategy includes a commitment to help employees thrive by adapting to change, investing in continuous learning, and promoting collaboration, inclusion, and diversity, while deepening the Company's safety culture.
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
Diversity, Equity, and Inclusion
Diversity, equity, and inclusion are an integral part of TEP’s vision and values. TEP values an inclusive culture and the unique contributions, perspectives, and experiences of its employees. TEP continues to identify and focus on behaviors that build strong and positive relationships at work to support an environment of thriving employees. TEP incorporates diversity, equity, and inclusion metrics into its annual goals and aligns these metrics with business objectives.
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
•Native American, Tribal, and Indigenous Voices in Energy — dedicated to: (i) being a resource to Native Americans and creating a space of comfort and acceptance in the workplace; (ii) increasing visibility and representation of Native, Tribal, and Indigenous people in the energy field; and (iii) supporting and encouraging native employees in their professional growth.
Workforce Pipeline
TEP's workforce pipeline initiatives center on attracting, engaging, and developing a diverse workforce. Many of these efforts are specifically geared towards investing in: (i) students from historically underserved backgrounds from elementary schools through post-graduate studies; (ii) individuals with disabilities; and (iii) military veterans.
TEP is a Troops to Energy Jobs employer that works with the Center for Energy Workforce Development to match military skills with open positions in a variety of fields within the Company. TEP has sponsored numerous military internships for separating or retiring service members in partnership with Davis-Monthan Air Force Base, among other military bases. As of December 31, 2023, 11% of TEP's employees were military veterans.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive Officers, who are elected annually by TEP’s Board of Directors, acting at the direction of the Board of Directors of UNS Energy, as of January 1, 2024, are as follows:

Name	Age	Position(s) Held	Executive Officer Since
Susan M. Gray (1)	51	President and Chief Executive Officer	2015
Frank P. Marino (1)	59	Senior Vice President and Chief Financial Officer	2013
Todd C. Hixon (1)	57	Senior Vice President, Chief Legal Officer, and Corporate Secretary	2011
Erik B. Bakken	51	Senior Vice President of Energy Resources and Chief Sustainability Officer	2018
Cynthia A. Garcia	56	Vice President of Energy Delivery and Safety and Chief Information Officer	2020
J. Caleb Adcock	40	Vice President, Finance	2023
Dallas J. Dukes	56	Vice President, Customer Experience, Programs and Pricing	2019
Orrin T. Nay	59	Vice President of Energy Resources	2022
Christopher W. Norman	48	Vice President, Public Policy and Corporate Strategy	2022
Michael E. Sheehan	56	Vice President of Resource Planning, Fuels and Wholesale Marketing	2020
Amy J. Welander	45	Vice President, General Counsel and Assistant Corporate Secretary	2023
Gail M. Zody-Serbia	46	Vice President of Human Resources	2022
Martha B. Pritz	62	Treasurer	2017
(1)Member of TEP's Board of Directors. The directors of TEP are elected annually by TEP's sole shareholder, UNS Energy, acting at the direction of the board of directors of UNS Energy.
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
Research and development activities are ongoing for new technologies that produce power and/or reduce power consumption, such as renewable energy resources, including energy storage and customer-sited DG, energy-efficient products, and control systems. Continued development and use of these technologies and compliance with the ACC's EE Standards and RES continue to have a negative impact on TEP’s use per customer and overall retail sales. TEP's use per customer declined by an average of 1% per year from 2019 through 2023.
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
TEP’s ten largest customers represented 10% of total revenues in 2023. TEP sells electricity to mines, military installations, and other large commercial and industrial customers. Retail sales volumes and revenues from these customers could decline as a result of, among other things: global, national, and local economic conditions; curtailments of customer operations due to unfavorable market conditions; military base reorganization or closure decisions by the federal government; the effects of energy efficiency; or the decision by customers to self-generate all or a portion of their energy needs. A reduction in retail kWh sales by any one of TEP’s ten largest customers would negatively affect the Company's results of operations, net income, and cash flows.
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
TEP incurs costs to comply with legislative and regulatory requirements and initiatives, including those relating to clean energy requirements, the deployment of distributed energy resources, and implementation of programs for demand response, customer energy efficiency, and electric vehicles. Initiatives or changes to existing requirements have occurred and could arise again in the future through legislative, regulatory, or other initiatives (including ballot initiatives) on either a federal, state, or local level.
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
Numerous federal, state, and local environmental laws and regulations affect present and future operations. Those laws and regulations include rules regarding air emissions of conventional pollutants and GHGs, water quality and water use, wastewater discharges, solid waste, hazardous waste, and management of CCR. Policy initiatives, such as environmental justice that considers disproportionately adverse environmental impacts on vulnerable communities, may also impact operations.
We have incurred costs in connection with environmental compliance, and we anticipate that we will continue to do so in the future. These laws and regulations can contribute to higher capital expenditures and operating expenses, particularly resulting from enforcement efforts focused on existing generation facilities and compliance standards related to new and existing generation facilities. These laws and regulations generally require TEP to obtain and comply with a wide variety of environmental licenses, permits, authorizations, and other approvals. Both public officials and private individuals may seek to enforce applicable environmental laws and regulations and policies. Failure to comply with applicable laws and regulations, or address certain policies, may result in litigation, as well as the imposition of fines, penalties, and requirements by regulatory authorities for costly equipment upgrades.
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
TEP's remaining coal-fired generation facilities may close before the end of their useful lives in response to economic conditions and/or changes in regulation, including any future changes to the ACC's energy rules and/or environmental regulations. If any coal-fired generation facilities from which TEP obtains power are closed prior to the end of their useful lives, TEP may need to seek regulatory recovery of the remaining net book value and could incur added expenses relating to accelerated depreciation and amortization, decommissioning, reclamation, and cancellation of long-term coal contracts of such generation facilities. As of December 31, 2023, the net book value of TEP's in service coal-fired generation facilities was $1.0 billion.
Volatility, disruptions, or unfavorable changes in the financial markets, rising interest rates, or unanticipated financing needs, could increase TEP's financing costs, limit access to the credit or bank markets, affect the Company's ability to comply with financial covenants in debt agreements, and increase TEP's pension funding obligations. Such outcomes may negatively affect liquidity and TEP's ability to carry out the Company's financial strategy and fund the Company's operations.
We rely on access to bank and capital markets as a significant source of liquidity and for capital requirements not satisfied by the cash flows from TEP's operations. Market disruptions such as those experienced in the financial crises of 2008, 2009, and 2020 in the United States and abroad may increase the Company's cost of borrowing or negatively affect TEP's ability to access sources of liquidity needed to finance the Company's operations and satisfy its obligations as they become due. These disruptions may include turmoil in the financial services industry, including substantial uncertainty surrounding particular lending institutions with which we do business, increases in interest rates, significant volatility in the bank and capital markets, and general economic downturns in TEP's utility service territory or in the broader economy. If TEP is unable to access credit at reasonable rates, or if the Company's borrowing costs dramatically increase, TEP's ability to finance its operations, meet debt obligations, and execute its financial strategy could be negatively affected. Increases in short-term interest rates would increase the cost of borrowings under TEP's credit facility.
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
Certain generation facilities from which TEP receives power are jointly-owned with, or operated by, third parties. TEP does not have the sole discretion to affect the management or operations at such facilities. As a result of this reliance on other operators, TEP may not be able to ensure the proper management of the operations and maintenance of such generation facilities. Further, TEP may have limited ability to determine how best to manage the changing economic conditions or environmental requirements that may affect such facilities. A divergence in the interests of TEP and the co-owners or operators, as applicable, of such facilities could negatively impact the business and operations of TEP.
The effects of climate change may create operational and financial risks for TEP that, if realized, could negatively affect TEP's results of operations, net income, and cash flows.
Climate change impacts regional and global weather conditions and results in extreme weather events, including high temperatures, severe thunderstorms, and drought. Changes in weather conditions and extreme weather have occurred in the Western United States and have affected TEP's transmission and distribution systems. In addition, extreme weather has increased the potential likelihood of wildfires. Both extreme weather events and wildfires could lead to service outages and business interruptions, either of which increase capital expenditures and operating expenses. There can be no assurance that physical utility assets will successfully withstand severe weather conditions or wildfires. A fire caused by our equipment may result in litigation where plaintiffs may assert claims alleging TEP is liable for resulting damages.
A prolonged drought in the southwestern United States has led to a regional decrease in surface water and groundwater accessibility. Drought conditions may result in: (i) additional regulation, impacting TEP's water use for generation; and (ii) regional power constraints, impacting power market prices. Regional water scarcity may also impact existing customers' operations and future economic development, affecting retail sales volumes and related revenue.
Other potential risks associated with changes in weather conditions, extreme weather events, and wildfires, including wildfires outside of TEP's service territory, include the inability to secure sufficient insurance coverage, or increased costs of insurance, regulatory recovery risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets. Any damage caused to our assets or disruption of service to our customers could lead to a negative impact on TEP's results of operations, net income, and cash flows.
TEP is subject to seasonal capacity shortfalls which could result in an inability for the Company to reliably serve load requirements and could negatively affect TEP’s results of operations, net income, and cash flows.
Increased capacity scarcity in the Western region may result in TEP's inability to meet customer demand. Conditions that could cause a capacity shortfall include but are not limited to: an extreme weather event, regulatory policy, fuel supply shortages related to constrained natural gas pipelines or coal delivery interruptions, coal mine or natural gas well field outages, increased customer demand, unplanned outages, including extensions of planned outages due to equipment failures or other complications, in-service delays of new generation and transmission resources, and/or the retirement of generation resources. These conditions may contribute to market price volatility and increased difficulty in procuring market energy. An inability to serve load requirements could negatively affect TEP’s results of operations, net income, and cash flows.
TEP is subject to physical attacks which could have a negative impact on the Company's business and results of operations.
TEP’s generation, transmission, and distribution assets are critical to the provision of electric service to our customers and stability of the bulk electric system. They also provide the framework for our service infrastructure. TEP is facing a heightened risk of physical attacks on the Company's electric assets. The Company's electric generation, transmission, and distribution assets are geographically dispersed and are often in rural or unpopulated areas which makes it especially difficult to adequately detect, defend from, and respond to such attacks. The Company relies on the continued operation of these assets, which are part of an interconnected regional electrical grid. Any significant interruption of these assets could prevent the Company from fulfilling its critical business functions including delivering energy to customers. Security threats continue to evolve and adapt. Such attempts could be motivated by a desire to disrupt utility operations or seek financial gain. TEP, the energy industry, and our third-party vendors have been subject to, and will likely continue to be subject to, attempts to disrupt operations through physical security attacks and breaches. Such events or the threat of such events may increase costs associated with heightened security requirements. Despite implementation of security measures, there can be no assurance that the Company will be able to prevent such disruptions.
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
Cybercrime, which includes the use of malware, computer viruses, and other means for disruption or unauthorized access has increased in frequency, scope, and potential impact in recent years due to heightened geopolitical instability, an increase in remote work, the increased use of smartphones, tablets, and other wireless devices, and the continued monetization of cybercrime. The Company is subject to inherent technological risk from hacking, software viruses, and other types of data security breaches. Furthermore, the nature and sophistication of cyber-attacks continues to evolve as cyber-attackers use Artificial Intelligence to develop malicious code and sophisticated phishing attempts and other attacks on operational control systems and data. The Company's utility business requires access to and retention of sensitive customer data, including personal and credit information, in the ordinary course of business. The Company relies on the continued operation of sophisticated digital information technology systems and network infrastructure to operate the utility as part of an interconnected regional electrical grid. TEP's operations technology systems face a heightened risk of cyber-attack due to the critical nature of such infrastructure.
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
If, despite TEP's security measures, a significant cybersecurity event or data breach occurred, the Company could: (i) have operations disrupted, have customer information stolen, and experience general business system and process interruption or compromise, including that which prevents TEP from servicing customers, collecting revenues or recording, processing and/or reporting financial information correctly; (ii) experience loss of revenues, response costs, and other financial loss; and (iii) be subject to increased regulation, litigation, and damage to the Company's reputation. Any of these outcomes could have a negative impact on TEP's business and results of operations. See Part I, Item 1C Cybersecurity of this Form 10-K for a discussion of cybersecurity risk management, strategy, and governance, which should be read in conjunction with this Item 1A.
GENERAL RISK FACTORS
Changes in tax regulation may negatively affect the results of operations, net income, and cash flows of TEP.
The Company is subject to taxation by the various taxing authorities at the federal, state and local levels where it does business. Legislation or regulation could be enacted by any of these governmental authorities, which could affect the Company’s tax positions, results of operations, net income, and cash flows. The IRA was enacted on August 16, 2022. TEP is currently assessing the overall impacts of this legislation and interpretive guidance from tax authorities relating thereto.
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
Events beyond our control, such as public health crises, geopolitical tensions, natural disasters, or other catastrophic events, could adversely affect our business, results of operations and financial condition.
TEP could be negatively impacted by various events beyond our control, including, without limitation, public health crises, geopolitical tensions and other political instability, natural disasters, or other catastrophic events, whether occurring locally, nationally, or globally. Any of the forgoing events and any resulting impact, such as economic and/or trade disruptions, including the disruption of global supply chains and volatility and disruption of financial markets, labor shortages, or government-mandated actions in response to any such event could materially affect TEP’s business, results of operations, access to sources of liquidity, and financial condition, either directly or through the impact on third parties upon whom we rely.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
In response to ever-changing cybersecurity threats, TEP maintains a comprehensive cybersecurity risk management program for its operations, information systems, data, and critical infrastructure. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected TEP, including its business strategy, results of operations, or financial condition. See Part I, Item 1A Risk Factors of this Form 10-K for a discussion of cybersecurity threats that could have a material impact on TEP, which should be read in conjunction with this Item 1C for a detailed description of the risks related to cybersecurity.
Risk Management and Strategy
TEP’s cybersecurity risk management program is informed by the National Institute of Standards and Technology Cybersecurity Framework. This program includes dedicated investments in people, processes, and technology to manage and reduce cybersecurity risk, including third-party threats. Multiple layers of security controls are deployed across asset and technology classes with a special emphasis on the reliable and safe operation of TEP’s utility systems. Cybersecurity controls employed include firewalls, access management, multi-factor authentication, backups, endpoint protection, threat intelligence, and security monitoring. TEP continues to adjust and refine this program in response to the shifting threat landscape, third-party assessments, and industry best practices.
Cybersecurity risk is tactically and strategically managed by TEP’s Enterprise Cybersecurity team comprised of experienced professionals with various cybersecurity certifications, including Certified Information Systems Security Professional (CISSP) and Global Industrial Cyber Security Professional (GICSP). This team uses governmental and industry threat intelligence, such as the Electricity Information Sharing and Analysis Center, Cybersecurity and Infrastructure Security Agency, and internal cybersecurity tools to proactively identify, assess, manage, and respond to risk, including network monitoring and vulnerability scanning.
TEP regularly conducts internal evaluations and testing of its design and operational effectiveness of security controls and is subject to external independent cybersecurity audits including those associated with the NERC Critical Infrastructure Protection standards. TEP engages third-party services to provide consulting on best practices to address new challenges. TEP participates in regular cybersecurity roundtable discussions with peer cybersecurity professionals to review current threats and opportunities, lessons learned, and best practices. TEP’s Compliance Program Management Office provides additional ongoing internal oversight of response to cybersecurity regulation. Third-party cybersecurity risk is addressed through vendor risk management processes and includes technology reviews and contractual specifications. Third-party risk management is designed to reduce risk associated with the use of third-party providers.
Cybersecurity training is conducted on a regular basis and includes awareness campaigns, in-person training, and simulations. Users of TEP's information systems are required to comply with a comprehensive internal acceptable use policy.
TEP employs and regularly exercises UNS Energy's Cybersecurity Incident Response and Reporting Plan. This plan identifies key roles and responsibilities applicable during a cybersecurity incident and classifies incidents according to qualitative and quantitative factors that are continuously reviewed as information evolves over the course of an incident. The plan also identifies certain reporting obligations and may trigger additional response processes such as activation of UNS Energy's Data Breach Response Plan.
Governance
Cybersecurity risk is identified and tracked through TEP’s Enterprise Risk Management (ERM) program that consists of formal vetting and quarterly reporting to the UNS Energy Audit and Risk Committee and the UNS Energy Board. The UNS Energy Board Environmental, Safety, and Security Committee oversees cybersecurity strategy, performance, and risk, and timely reviews cybersecurity events, depending on severity, even if not material to TEP. The UNS Energy Board is notified of significant cybersecurity events as outlined in UNS Energy's Cybersecurity Incident Response and Reporting Plan.

TEP's Security Steering Committee provides management oversight to its cybersecurity strategy, performance, and risk. This committee also reviews significant cybersecurity events, including the scope of the incident and the associated prevention, detection, mitigation, and remediation efforts. This committee includes the Chief Information Officer, Chief Financial Officer, Chief Legal Officer, Senior Director of IT Operations and Enterprise Security, and others with the requisite cybersecurity experience, training, and skills who oversee TEP’s ERM program. The Senior Director of IT Operations and Enterprise Security holds CISSP and GICSP certifications.

ITEM 2. PROPERTIES
TEP's corporate headquarters and operational support facilities for Tucson operations are owned by TEP and located in Tucson, Arizona.
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
TEP’s rights under various land easements and leases may be subject to defects such as:
•possible conflicting grants or encumbrances due to the absence of, or inadequacies in, the recording laws or record systems of the Bureau of Indian Affairs and the Tribal Nations;
•possible inability of TEP to legally enforce its rights against adverse claims and the Tribal Nations without Congressional consent; or
•failure or inability of the Tribal Nations to protect TEP’s interests in the land easements and leases from disruption by the U.S. Congress, Secretary of the Interior, or other adverse claims.
These possible defects have not interfered, and are not expected to materially interfere with TEP’s interest in and operation of its facilities.
TEP's rights under land easements expire at various times and renewal action by the applicable tribal or federal agencies is required. The ultimate cost of renewal for certain of the rights-of-way for the Company's transmission lines is uncertain. The principal owned generation, distribution, and transmission facilities of TEP are described in Part I, Item 1. Business, Overview of Business and such descriptions are incorporated herein by reference.

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
This section of this Form 10-K primarily discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 activity and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for our fiscal year ended December 31, 2022.
Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes in Part II, Item 8 of this Form 10-K. For information on factors that may cause our actual future results to differ from those we currently anticipate, see Forward-Looking Information and Part I, Item 1A. Risk Factors of this Form 10-K.
References in this Management's Discussion and Analysis to "we," "our," and "us" are to TEP.
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
•Continuing our transition from carbon-intensive sources to a more sustainable energy portfolio, while providing reliability and rate stability for our customers, mitigating environmental impacts, complying with regulatory requirements, leveraging and improving our existing utility infrastructure, and maintaining financial strength. In November 2023, we announced our new aspirational goal of net zero direct GHG emissions by 2050. The new goal keeps us on pace to reduce carbon emissions by 80% compared to 2005 by 2035. The establishment of this additional target reinforces our commitment to decarbonize over the long-term, while preserving customer reliability and affordability. These goals may be impacted by various federal and state energy policies, including policies currently under consideration.
•Focusing on our core utility business through operational excellence, promoting economic development in our service territory, investing in infrastructure to ensure reliable service, and maintaining a strong community presence.
Performance - 2023 Compared with 2022
We reported net income of $259 million in 2023 compared with $217 million in 2022. The increase of $42 million, or 19%, was primarily due to:
•$43 million in higher retail revenue primarily due to: (i) an increase in rates as approved in the 2023 Rate Order; (ii) higher usage as a result of favorable weather; and (iii) higher LFCR revenues;
•$13 million in lower depreciation expense primarily due to the retirement of San Juan Unit 1 in June 2022;

•$10 million increase due to changes in the value of investments used to support certain post-employment benefits as a result of favorable market conditions;
•$8 million in higher interest income due to an increase in interest earned on the PPFAC regulatory asset; and
•$8 million in higher AFUDC due to an increase in eligible construction expenditures.
The increase was partially offset by:
•$10 million in higher net periodic non-service cost as a result of an increase in interest cost and a decrease in expected return on plan assets;
•$9 million in higher income tax expense primarily due to an increase in taxable earnings and lower tax credits primarily related to Oso Grande PTCs;
•$9 million in higher base operations and maintenance expenses primarily due to an increase in outside service expenses and higher maintenance costs at our generation facilities; partially offset by a decrease in operating expenses due to the retirement of San Juan Unit 1 in June 2022; and
•$9 million in higher interest expense primarily due to the issuance of debt in February 2023; partially offset by the retirement of debt in March 2023.

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
Generation Resource Strategy
Our long-term strategy is to continue our shift from carbon-intensive sources to a more sustainable energy portfolio by expanding renewable energy and natural gas resources while reducing reliance on coal-fired generation resources. In November 2023, we filed our 2023 IRP with the ACC, which outlines our plan to accelerate our clean energy expansion to support anticipated growth and maintain affordable, reliable service as we work towards a new aspirational goal of net zero direct GHG emissions by 2050. The new goal keeps us on pace to reduce our carbon emissions by 80% compared to 2005 by 2035.
In 2022, we issued an All-Source Request for Proposal (ASRFP), which requested all resource types, including, among others, new wind and solar generation, energy storage systems, and energy efficiency resources. We received bids for many resource types and, as a result of this process, we entered into an EPC agreement in September 2023 to develop Roadrunner Reserve I, which is expected to be placed in service in the second half of 2025. See Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information related to our commitment with respect to Roadrunner Reserve I. In December 2023, we issued another ASRFP targeting in-service dates of 2026 through 2027, based on the resource needs outlined in our 2023 IRP, including natural gas-fired generation.
Our existing coal-fired generation fleet faces a number of uncertainties affecting the viability of continued operations, including changing state and federal law and energy policies, competition from other resources, fuel supply and land lease contract extensions, environmental regulations and policies, and, for jointly-owned facilities, the willingness of other owners to continue their participation. Given this uncertainty, we plan to exit all ownership interests in coal-fired generation facilities over the next decade. We will seek regulatory recovery for amounts that would not otherwise be recovered, if any, as a result of these actions. The execution of our 2023 IRP is dependent on obtaining regulatory recovery in future rate proceedings.
Oso Grande
Production Tax Credits
PTCs are per-kWh federal tax credits earned for electricity generated using qualified energy resources, which can be claimed for a 10-year period once a qualifying facility is placed in service. In May 2021, Oso Grande, a qualified energy resource, was placed in service. While costs associated with operating the facility are recorded throughout the year, PTCs are recognized through the effective tax rate provision and are primarily recognized in the third quarter due to weather patterns that contribute to seasonal fluctuations in taxable earnings. We recorded approximately $15 million and $19 million in PTCs related to Oso Grande in 2023 and 2022, respectively. The PTC rate published by the IRS for electricity produced by a qualified facility using wind placed in service prior to 2022 was $0.028 for 2023 and $0.026 for 2022.
Electricity generated from Oso Grande depends heavily on wind conditions. If such conditions vary from our estimates, or if other production constraints exist, the project's electricity generation and associated PTCs may be substantially different than forecasted. As of September 1, 2023, Oso Grande is included in rates as part of the 2023 Rate Order.
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
•Short-Term Wholesale Sales — Revenues related to short-term wholesale sales are primarily related to ACC jurisdictional generation assets and are returned to retail customers by offsetting revenues against fuel and purchased power costs eligible for recovery through the PPFAC mechanism.

•Springerville Units 3 and 4 — Operations and maintenance expenses related to Springerville Units 3 and 4 are reimbursed by Tri-State, the lessee of Springerville Unit 3, and SRP, the owner of Springerville Unit 4, through participant billings recorded in Operating Revenues on the Consolidated Statements of Income.
The following discussion provides the significant items that affected our results of operations for the year ended 2023 compared to 2022 presented on a pre-tax basis.
Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Years Ended December 31,		Increase (Decrease)	Year Ended December 31,	Increase (Decrease)
(in millions)	2023	2022	Percent	2021	Percent
Operating Revenues
Retail (1)	$1,283	$1,140	12.5%	$1,088	4.8%
Wholesale, Long-Term	76	99	(23.2)%	54	83.3%
Wholesale, Short-Term (2)	253	330	(23.3)%	238	38.7%
Transmission	56	62	(9.7)%	50	24.0%
Springerville Units 3 and 4 Participant Billings	111	90	23.3%	95	(5.3)%
Other	96	87	10.3%	68	27.9%
Total Operating Revenues	$1,875	$1,808	3.7%	$1,593	13.5%
(1)In December 2023, the ACC approved a revision to the TCA plan of administration to credit retail customers with transmission revenue associated with line losses in connection with wholesale customers that take transmission service under our OATT. The amendment reduces our retail revenues beginning in December 2023. Transmission revenue associated with line losses was $14 million in 2023 and averaged $15 million over the past three years. We have reduced the retail revenue requirement to be collected through the TCA by $10 million in 2024 for revenue associated with line losses. If revenue associated with line losses for the period is more or less than the forecasted revenue, the over or under collection will be subtracted from or added to the TCA revenue requirement for the subsequent period.
(2)Includes revenue realized from wholesale trading as defined in the PPFAC plan of administration. We share 10% of any realized gains on trading transactions with retail customers through the PPFAC mechanism.
We reported Operating Revenues of $1,875 million in 2023 compared with $1,808 million in 2022. The increase of $67 million, or 4%, was primarily due to:
•$143 million in higher retail revenue primarily due to: (i) higher PPFAC cost recoveries as a result of an increase in the PPFAC rate; (ii) an increase in rates as approved in the 2023 Rate Order; and (iii) higher usage as a result of favorable weather;
•$21 million in higher participant billings primarily related to Springerville Unit 3; and
•$9 million in higher other revenue primarily due to an increase in LFCR revenues.
The increase was partially offset by:
•$77 million in lower short-term wholesale revenue primarily due to a decrease in price; and
•$23 million in lower long-term wholesale revenue primarily due to a decrease in volume.

The following table provides key statistics impacting Operating Revenues:

	Years Ended December 31,		Increase (Decrease)	Year Ended December 31,	Increase (Decrease)
(kWh in millions)	2023	2022	Percent	2021	Percent
Electric Sales (kWh) (1)
Retail Sales	8,954	8,810	1.6%	8,718	1.1%
Wholesale, Long-Term	1,314	1,659	(20.8)%	837	98.2%
Wholesale, Short-Term	4,486	4,203	6.7%	5,643	(25.5)%
Total Electric Sales	14,754	14,672	0.6%	15,198	(3.5)%

Average Revenue per kWh (2)
Retail	14.33	12.94	10.7%	12.48	3.7%
Wholesale, Long Term	5.79	5.99	(3.3)%	6.46	(7.3)%
Wholesale, Short-Term	5.23	7.62	(31.4)%	4.15	83.6%

Total Retail Customers (3)	446,762	442,751	0.9%	438,357	1.0%
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

Operating Expenses
Fuel and Purchased Power Expense
We reported Fuel and Purchased Power expense of $756 million in 2023 compared with $771 million in 2022. The decrease of $15 million, or 2%, was primarily due to $132 million in lower Fuel expense due to a decrease in natural gas prices; partially offset by higher realized losses on natural gas swaps and an increase in Gas-Fired Generation volumes.
The decrease was partially offset by:
•$108 million increase in PPFAC Recovery Treatment and a decrease in PPFAC eligible costs deferred as a regulatory asset for future recovery; and
•$12 million in higher Purchased Power Expense primarily due to an increase in volumes.
The following table provides key statistics impacting Fuel and Purchased Power:

	Years Ended December 31,		Increase (Decrease)	Year Ended December 31,	Increase (Decrease)
(kWh in millions)	2023	2022	Percent	2021	Percent
Sources of Energy
Coal-Fired Generation	3,688	4,626	(20.3)%	5,309	(12.9)%
Gas-Fired Generation	7,336	6,459	13.6%	7,285	(11.3)%
Utility-Owned Renewable Generation	654	816	(19.9)%	648	25.9%
Total Generation	11,678	11,901	(1.9)%	13,242	(10.1)%
Purchased Power, Non-Renewable	2,267	2,152	5.3%	1,662	29.5%
Purchased Power, Renewable	1,363	1,299	4.9%	938	38.5%
Total Generation and Purchased Power (1)	15,308	15,352	(0.3)%	15,842	(3.1)%

(cents per kWh)
Average Fuel Cost of Generated Power (2)
Coal	3.17	2.83	12.0%	2.60	8.8%
Natural Gas (3)(4)	3.27	5.36	(39.0)%	3.36	59.5%
Average Cost of Purchased Power (5)
Purchased Power, Non-Renewable	6.70	7.31	(8.3)%	8.88	(17.7)%
Purchased Power, Renewable	6.74	6.76	(0.3)%	7.63	(11.4)%
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
(4)In 2022, natural gas prices increased due to extreme weather and limited transportation capacity caused by constrained natural gas pipelines.
(5)This metric represents cost as cents per kWh for renewable and non-renewable purchased power. This number is calculated as purchased power cost divided by Purchased Power (kWh) for each respective form of purchased power. Management uses this metric to compare and monitor the costs of renewable and non-renewable purchased power.

Operations and Maintenance Expense
We reported Operations and Maintenance expense of $445 million in 2023 compared with $405 million in 2022. The increase of $40 million, or 10%, was primarily due to:
•$18 million in higher reimbursable maintenance expense related to Springerville Unit 3 primarily due to planned outages; partially offset by lower reimbursable maintenance related to Springerville Unit 4;
•$12 million in higher RES and DSM expenses; and
•$5 million in higher operations and maintenance expenses at our generation facilities and outside service expenses; partially offset by a decrease in operating expenses due to the retirement of San Juan Unit 1 in June 2022.
Depreciation and Amortization Expense
We reported Depreciation and Amortization expense of $236 million in 2023 compared with $251 million in 2022. The decrease of $15 million, or 6%, was primarily due to a $28 million decrease due to the retirement of San Juan Unit 1.
The decrease was partially offset by:
•$9 million increase due to an increase in rates approved by the ACC in the 2023 Rate Order; and
•$7 million increase due to an increase in asset base.
Other Income (Expense)
We reported Other Expense of $63 million in 2023 compared with $67 million in 2022. The decrease of $4 million, or 6%, was primarily due to:
•$10 million increase due to changes in the value of investments used to support certain post-employment benefits as a result of favorable market conditions;
•$9 million in higher interest income primarily due to an increase in interest earned on the PPFAC regulatory asset; and
•$7 million in higher AFUDC primarily due to an increase in eligible construction expenditures.
The decrease was partially offset by:
•$12 million in higher net periodic non-service cost primarily due to an increase in interest cost and a decrease in expected return on plan assets; and
•$10 million in higher interest expense primarily due to the issuance of debt in February 2023.
Income Tax Expense
We reported Income Tax Expense of $49 million in 2023 compared with $32 million in 2022. The increase of $17 million, or 53%, was primarily due to:
•$15 million in higher tax expense due to an increase in taxable earnings; and
•$5 million in lower tax credits primarily related to Oso Grande PTCs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Any extended period of economic disruption could affect our business, financial condition, and access to sources of liquidity. Cash flows vary during the year with cash flows from operations typically being the lowest in the first quarter of the year and highest in the third quarter due to our summer peaking load. We face market risks associated with fluctuations in commodity prices, which can temporarily affect our cash flows prior to recovery through regulatory mechanisms. We cannot project the future level of commodity prices or their volatility. We use our revolving credit as needed to fund our business activities. We believe that we have sufficient liquidity under the 2021 Credit Agreement to meet short-term working capital needs and to provide credit enhancement as necessary under energy procurement and hedging agreements. The availability and terms under which we have access to external financing depend on a variety of factors, including our credit ratings and conditions in the bank and capital markets.
Available Liquidity

(in millions)	December 31, 2023
Cash and Cash Equivalents	$9
Amount Available under Revolving Credit Agreement (1)	250
Total Liquidity	$259
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
See Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding our market risks and Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding our financing arrangements.
Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing, and financing activities:

	Years Ended		Increase (Decrease)	Year Ended	Increase (Decrease)
(in millions)	2023	2022	Percent	2021	Percent
Operating Activities	$560	$509	10.0%	$428	18.9%
Investing Activities	(633)	(510)	24.1%	(549)	(7.1)%
Financing Activities	65	19	242.1%	72	(73.6)%
Net Increase (Decrease)	(8)	18	*	(49)	*
Beginning of Period	51	33	54.5%	82	(59.8)%
End of Period (1)	$43	$51	(15.7)%	$33	54.5%
* Not meaningful
(1)Calculated on rounded data and may not correspond exactly to amounts on the Consolidated Statements of Cash Flows.
Operating Activities
Net cash flows provided by operating activities increased by $51 million in 2023 compared with 2022 primarily due to: (i) lower accounts receivable balances due to a decrease in power market prices; and (ii) higher retail revenue primarily due to higher PPFAC cost recoveries as a result of a higher PPFAC rate. The increase is partially offset by a decrease in accounts payable due to a decrease in energy market prices.

Investing Activities
Net cash flows used for investing activities increased by $123 million in 2023 compared with 2022 primarily due to an increase in cash paid for capital expenditures in 2023.
Financing Activities
Net cash flows provided by financing activities increased by $46 million in 2023 compared with 2022 primarily due to a decrease in dividends declared and paid to UNS Energy.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of December 31, 2023, we had no short-term investments.
Access to Credit
We have access to working capital through our credit agreement with lenders. Amounts borrowed from the 2021 Credit Agreement are used for working capital and other general corporate purposes. LOCs will be issued from time to time to support energy procurement, hedging transactions, and other business activities. In June 2023, the 2021 Credit Agreement was amended to provide for the transition to SOFR-based borrowings. As of December 31, 2023, there was $250 million available under the 2021 Credit Agreement, which reflects no outstanding borrowings. As of February 8, 2024, there was $235 million available under the 2021 Credit Agreement.
See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding our 2021 Credit Agreement.
Debt Financing
We use debt financing to meet a portion of our capital needs and lower our overall cost of capital. Our cost of capital is also affected by our credit ratings. In December 2020, the ACC issued an order granting TEP financing authority that took effect January 1, 2021. The order provides authority through December 2025 for: (i) a maximum amount of long-term debt outstanding not to exceed $2.9 billion; (ii) parent equity contributions up to $700 million; and (iii) credit facilities not to exceed $300 million in the aggregate. In May 2022, we filed with the SEC an automatic shelf registration statement on Form S-3 which expires in May 2025.
We have, from time to time, refinanced or repurchased portions of our outstanding debt before scheduled maturity. Depending on market conditions, we may refinance or repurchase additional outstanding debt before its scheduled maturity.
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
We anticipate issuing long-term debt in 2024.
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of December 31, 2023, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- (negative) and A3 (stable), respectively.
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

Debt Covenants
Under certain agreements, should we fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of December 31, 2023, we were in compliance with these covenants.
We do not have any provisions in any of our debt agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contributions from Parent
We received no equity contributions from UNS Energy in 2023 and 2022.
Dividends Declared and Paid to Parent
We declared and paid $64 million in dividends to UNS Energy in 2023 and $100 million in 2022.
Master Trading Agreements
We conduct our wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, we may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits established for us based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of December 31, 2023, we had no cash posted as collateral to provide credit enhancement related to our wholesale marketing or risk management activities.
Capital Expenditures
Our routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. We prioritize capital projects to mitigate supply chain risk, particularly in view of heightened geopolitical instability and global supply chain challenges. In 2023, total capital expenditures of $578 million included: (i) investments in distribution and transmission assets, including payments for the construction of the Vail to Tortolita 230kV transmission line; and (ii) investments in Roadrunner Reserve I. In 2022, total capital expenditures of $458 million included: (i) investments in distribution and transmission assets, including initial payments for the construction of the Vail to Tortolita 230kV transmission line and a payment for a transmission right of way; and (ii) final payments for the Raptor Ridge solar project.
Our forecasted capital expenditures presented below exclude amounts for AFUDC equity and other non-cash items:

	Years Ended December 31,
(in millions)	2024	2025	2026	2027	2028
Generation Facilities:
New Energy Resources (1)	$188	$185	$283	$550	$306
Other Generation Facilities (2)	33	40	22	60	34
Total Generation Facilities	221	225	305	610	340
Transmission and Distribution (3)	409	258	238	237	267
General and Other (4)	63	64	77	66	66
Total Capital Expenditures	$693	$547	$620	$913	$673
(1)Includes investments in renewable energy and Roadrunner Reserve I in alignment with our long-term strategy of transitioning to a more sustainable energy portfolio. In September 2023, TEP entered into an EPC agreement to develop Roadrunner Reserve I at a cost of $294 million. See Note 8 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-K for additional information on the EPC agreement.
(2)Includes investments in existing facilities, including upgrades to ensure reliability.
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
Income Tax Position
Among other provisions included in the IRA, the legislation enacted a new Corporate Alternative Minimum Tax (CAMT) of 15% that is effective for tax years beginning after December 31, 2022. We are subject to the CAMT due to our membership in the Fortis consolidated tax group. The CAMT had no material impact on our financial results as of December 31, 2023 and is not currently expected to have a material impact on our financial results over the next five-year period.
Under the terms of the tax sharing agreement with UNS Energy, we made $6 million in net tax sharing payments in 2023 and received net refunds of $5 million in 2022. Future cash flows are subject to change and are not expected to have a significant impact on our operating cash flows.
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
We capitalized $5 million in 2023 and $2 million in 2022 in costs incurred to comply with environmental rules and regulations. In addition, we recorded operations and maintenance expenses related to environmental compliance of $6 million in each of 2023 and 2022. We expect environmental compliance related capital expenditures of $1 million in each of 2024 and 2025 and less than $1 million in each of 2026, 2027 and 2028. We will request recovery from our customers of the costs of environmental compliance through cost recovery mechanisms and Retail Rates.
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
We conducted the potential emissions controls evaluation, commonly referred to as the four-factor analysis, for the three units. These evaluations were submitted to the ADEQ in March 2020 and compliance measures for the three units were included in the revised SIP. In August 2022, the ADEQ submitted the revised SIP to the EPA, and the EPA issued a letter to the ADEQ finding Arizona's SIP revision complies with the completeness criteria outlined in the rule. By statute, the EPA has one year from the completeness determination to take action on Arizona's SIP revision. Based on current Regional Haze requirement timeframes, we anticipate that compliance strategies, if any, will likely be required to be implemented one year following EPA approval of ADEQ's revised SIP. We cannot predict the outcome of this matter but will continue to work with the ADEQ to determine compliance strategies as needed.
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

In January 2021, the U.S. Court of Appeals for the D.C. Circuit: (i) vacated the EPA's repeal of the CPP and remanded it back to the EPA for further consideration (the vacatur was later stayed by the court); and (ii) vacated and remanded the ACE rule. Certain petitioners, defending the repeal of the CPP, filed petitions for an order requesting that the U.S. Supreme Court review the decision of the lower court. The U.S. Supreme Court granted the petitions, consolidated the cases, and in June 2022, reversed the D.C. Circuit and remanded the cases back for further proceedings.
In May 2023, the EPA published a proposed GHG rule addressing GHG emissions from fossil fuel-fired electric generating units. The proposed rule also provides for the repeal of the ACE rule. Public comment closed on August 8, 2023. We cannot predict the outcome of this rulemaking at this time.
Coal Combustion Residuals Regulation
In April 2015, the EPA published final rules effective October 2015, which established technical requirements for CCR landfills and surface impoundments under subtitle D of the Resource Conservation and Recovery Act. The CCR rules provide for the safe disposal of coal ash from coal-fired generation facilities, including among other things, inspection, monitoring, recordkeeping, and reporting requirements. We currently dispose of CCR in an ash landfill located at the Springerville Generating Station. APS, the operator of Four Corners, currently disposes of CCR in ash ponds and dry storage areas located at the facility.
In May 2023, the EPA published a proposal that expands the scope of federal CCR regulations to address the impacts from historical CCR disposal activities that would have ceased prior to 2015. EPA proposes to establish two new categories of federally regulated CCR: (i) legacy surface impoundments, which are inactive surface impoundments at inactive facilities that no longer receive CCR but contained both CCR and liquids on or after October 19, 2015; and (ii) CCR management units which broadly encompass any location at an operating coal-fired generation facility where CCR would have been placed on land. As proposed, a CCR management unit would include not only historically closed landfills and surface impoundments, but also prior applications of CCR on land such as for structural fill. The EPA expects to finalize this proposal before summer 2024.
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
Good Neighbor Federal Implementation Plan
In September 2018, the ADEQ submitted to the EPA the Arizona State Implementation Plan Revision to address the interstate transport of ozone (Arizona Ozone Transport SIP Revision) under the 2015 ozone National Ambient Air Quality Standard (NAAQS). In June 2022, the EPA proposed to approve the Arizona Ozone Transport SIP Revision, finding that it contained adequate provisions to prohibit emissions that will significantly contribute to nonattainment or interference with maintenance of the 2015 ozone NAAQS in other states.
In March 2023, the EPA released its final Federal Implementation Plan (FIP) to address the interstate transport of ozone (Good Neighbor FIP). The Good Neighbor FIP was published in the Federal Register in June 2023, with an effective date of August 4, 2023. The Good Neighbor FIP establishes requirements for those states where the EPA disapproved Ozone Transport SIP Revisions in whole or part. The Good Neighbor FIP requires NOx emission reductions from fossil-fueled generation facilities. The EPA provided an updated analysis in the Good Neighbor FIP that suggested Arizona may be significantly contributing to one or more nonattainment or maintenance receptors and that a separate action for Arizona was forthcoming.
In January 2024, the EPA released a proposed supplemental Good Neighbor rulemaking proposing to partially approve and partially disapprove the Arizona Ozone Transport SIP Revision and to expand the coverage of the Good Neighbor FIP to include Arizona. Arizona’s inclusion under the Good Neighbor FIP would subject certain of our fossil-fueled generation facilities to NOx emission reduction requirements. The EPA must take final action on Arizona’s Ozone Transport SIP Revision by August 30, 2024, per consent decree entered in the U.S. District Court for the Northern District of California. We cannot predict the outcome of this rulemaking at this time.

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
As of December 31, 2023, regulatory liabilities net of regulatory assets in the balance sheet totaled $158 million. There are no current or expected changes in the regulatory environment that impact our ability to apply accounting guidance for regulated operations. If we conclude in a future period that our operations no longer meet the criteria in this guidance, we will record our pension and other postretirement benefit plan regulatory assets or liabilities in AOCL and recognize other regulatory assets and liabilities in the income statement. The impact of this change would be material to our financial statements. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding regulatory matters.
Plant Asset Depreciable Lives
We have significant investments in electric generation, transmission, and distribution assets. We calculate depreciation expense based on our estimate of the useful lives of our plant assets and estimated net removal costs. The ACC approves depreciation rates for all generation, distribution, and general plant assets. Depreciation rates for these assets cannot be changed without the ACC's approval. Our transmission assets are subject to the jurisdiction of the FERC. The useful lives of plant assets are further detailed in Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. Changes to depreciation estimates resulting from a change of estimated service life or removal costs could have a significant impact on the amount of depreciation expense recorded in the income statement. See Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding depreciation rates.
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
We identified legal obligations to retire generation facilities specified in land leases for our jointly-owned Four Corners, Navajo and San Juan facilities. Four Corners and Navajo reside on land leased from the Navajo Nation. The provisions of the Four Corners' lease require the lessees to remove the facilities at Four Corners upon request of the Navajo Nation at expiration of the lease. We are currently incurring costs to remove facilities at Navajo at the request of the Navajo Nation. We also have certain environmental obligations at Gila River, Luna, Sundt and Springerville. We estimate that our share of the AROs to remove the Navajo and Four Corners facilities and settle the Luna, San Juan, Sundt, Gila River, and Springerville environmental and contractual obligations will be approximately $179 million at the retirement dates. Additionally, we entered into land lease agreements or land easement agreements with certain landowners for the installation of PV and wind assets. The provisions of the PV and wind land leases or land easements require us to remove the PV or wind facilities upon expiration of the agreements. In addition, we are required to properly dispose of or recycle certain PV assets under the Resource Conservation and Recovery Act. We estimate our ARO related to the PV and wind assets to be approximately $50 million at the retirement dates. We have identified no other legal obligations to retire generation assets.

We have various transmission and distribution lines that operate under land easements and rights-of-way that contain end dates and may contain site restoration clauses. We operate transmission and distribution lines as if they will be operated in perpetuity and will continue to be used or sold without land remediation. As such, there are no AROs for these assets.
The total net present value of our ARO liability recorded in Other on the Consolidated Balance Sheets was $114 million as of December 31, 2023. See Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding AROs.
Additionally, ACC approved depreciation rates include a component designed to accrue the future costs of retiring assets for which no legal obligations exist. The accumulated balances are recorded as a regulatory liability and represent non-legal estimated cost of removal accruals, net of actual removal costs incurred and salvage proceeds realized. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding future net cost of removal.
Pension and Other Postretirement Benefit Plan Assumptions
We record the underfunded amount for our pension and other postretirement obligations as a current liability, noncurrent liability, or combination of both, and record the overfunded amount as a noncurrent asset. For plans other than the SERP, amounts not yet recognized in the income statement are recorded as a regulatory asset or liability to reflect expected recovery or refund of pension and other postretirement obligations or benefits through rates charged to retail customers. As the funded status, discount rates, and actuarial facts change, the liability and asset balances may vary significantly in future years. Key assumptions used include:
•discount rates used to determine obligations;
•expected returns on plan assets;
•compensation increases;
•mortality assumptions; and
•healthcare cost trend rates.
Discount Rates
As of December 31, 2023, we discounted our future pension plan obligations at a rate of 5.4% and our other postretirement benefit plan obligations at a rate of 5.2%. The discount rate for future pension plan and other postretirement benefit plan obligations is determined annually based on the rates currently available on high-quality, non-callable, long-term bonds. The discount rate is based on a corporate yield curve using an average yield between the 60th and 90th percentile of AA-graded U.S. corporate bonds with future cash flows that match the timing and amount of expected future benefit payments.
Expected Returns on Plan Assets
To establish the expected return on assets assumption, we review the asset allocation and develop return assumptions for each asset class based on advice from an investment consultant and the pension’s actuary that includes both historical performance analysis and forward-looking views of the financial markets. As of December 31, 2023, we assumed that our pension plans’ assets would generate a long-term rate of return of 7.5%.
Compensation Increases
As of December 31, 2023, we used a rate of compensation increase of 3.2% to measure pension obligations.
Mortality
The PRI-2012 mortality table projected with a version of improvement scale MP-2021 modified to remove improvements for 2020-2023 due to COVID-19 and with a 15-year convergence and a 0.75% long-term rate was utilized to measure pension obligations as of December 31, 2023. The PRI-2012 mortality table projected with a modified version of improvement scale MP-2020 with 15-year convergence and a 0.75% long-term rate was utilized to measure pension obligations as of December 31, 2022.

Healthcare Cost Trend Rates
We used a current year healthcare cost trend rate range between 5.8% and 7.3% in valuing our other postretirement benefit obligation as of December 31, 2023. This rate reflects both market conditions and historical experience.
Sensitivity Analysis
The table below shows the effect on our expense and obligation of a 100-basis point change to its assumptions as of December 31, 2023:

	Effect on Expense		Effect on Obligation
(in millions)	Increase	Decrease	Increase	Decrease
Change to Pension
Discount Rate	$(5)	$6	$(56)	$70
Long-Term Rate of Return on Plan Assets	(4)	4	N/A	N/A
Change to Other Postretirement Benefits
Discount Rate	(1)	1	(8)	10
Long-Term Rate of Return on Plan Assets	—	—	N/A	N/A
Healthcare Cost Trend Rate	1	(1)	8	(7)
In 2024, we will incur net periodic pension benefit costs of $12 million and net periodic other postretirement benefit costs of $6 million. We expect to record: (i) $15 million to operations and maintenance expense; (ii) $4 million to capital; and (iii) $1 million to other income. In 2024, we expect to make pension plan contributions of $11 million and other retiree benefit payments of $6 million.
See Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further details regarding TEP's pension plans and other postretirement benefit plan expenses and obligations.
Accounting for Derivative Instruments and Hedging Activities
Commodity Derivative Contracts
We enter into forward contracts to purchase or sell capacity or energy at contract prices over a given period of time, typically for one month, three months, one year, or three years, within established limits to meet forecasted load requirements or to take advantage of favorable market opportunities. In general, we enter into forward purchase contracts when market conditions provide the opportunity to purchase energy for our load at prices that are below the marginal cost of our supply resources or to supplement our own resources (e.g., during plant outages and summer peaking periods). We enter into forward sales contracts when we forecast that we will have excess supply, and the market price of energy exceeds our marginal cost. We enter into forward natural gas commodity price swap agreements to lock in fixed prices on a portion of forecasted natural gas purchases and fixed price purchased power agreements to hedge the price risk associated with forward PPAs.
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
The market prices used to determine fair values for our derivative instruments as of December 31, 2023, are estimated based on various factors including broker quotes, exchange prices, over the counter prices, and time value.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TEP is exposed to certain market risks that can affect asset and liability fair value, results of operations, and cash flows. TEP's significant market risks are primarily associated with commodity prices, interest rates, and extension of credit to counterparties. TEP may enter into interest rate swaps and financing transactions to manage changes in interest rates. TEP has a Risk Management Committee (RMC) responsible for the oversight of commodity price risk and credit risk related to wholesale energy marketing and power procurement activities. To limit TEP’s exposure to commodity price risk, the RMC sets trading and hedging policies and limits, which are reviewed frequently to respond to constantly changing market conditions. To limit TEP’s exposure to credit risk, the RMC reviews counterparty credit exposure as well as credit policies and limits on a regular basis.
Commodity Price Risk
TEP is exposed to market fluctuations in electricity, natural gas, and coal prices as a result of its obligation to serve retail customer load in its regulated service territory and long-term wholesale contracts. Exposure to commodity prices consists primarily of variations in the price of fuel required to generate electricity that is purchased and sold in retail and wholesale markets. Commodity prices may be subject to significant price changes as supply and demand are impacted by, among other unpredictable factors, weather, market liquidity, generation facility availability, customer usage, energy storage, and transmission and transportation constraints. Under the guidance of its RMC, TEP mitigates a portion of commodity price risk using forwards, financial swaps, and other agreements, to effectively secure future supply, fix fluctuating commodity prices, or sell future production generally at fixed prices. TEP also mitigates exposure to commodity price risk with its ability to recover these costs in regulated rates through its PPFAC mechanism, which is subject to an annual review by the ACC. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information related to the PPFAC mechanism.
Certain commodity contracts qualify as derivatives and are recorded at fair value. The changes in fair value of such contracts have a high correlation to price changes in the hedged commodities. The following table shows the changes in fair value of TEP's derivative positions:

(in millions)	2023	2022	2021
Unrealized Net Gain (Loss) Recorded to Regulatory (Assets) Liabilities	$(81)	$72	$62
TEP's derivative contracts mature on various dates through 2029. The table below displays the valuation methodologies and maturities of derivative contracts by source of fair value:

	Unrealized Gain (Loss) of TEP’s Hedging Activities
	Maturity 0 – 6 months	Maturity 6 – 12 months	Maturity over 1 yr.	Total Unrealized Gain (Loss)
(in millions)	December 31, 2023
Prices Actively Quoted	$(11)	$(11)	$27	$5
Sensitivity Analysis of Derivatives
TEP uses sensitivity analysis to measure the potential impact of favorable and unfavorable changes in market prices on the fair value of its derivative contracts. TEP primarily records unrealized gains and losses as either a regulatory asset or liability, respectively. As contracts settle, unrealized gains and losses are reversed and realized gains or losses are recorded to the PPFAC. For derivatives related to the purchase and sale of power, a 10% change in the market price of purchased power would affect unrealized positions reported as a regulatory asset or liability by approximately $2 million. For derivatives related to natural gas price hedges, a 10% change in the market price of energy would affect unrealized positions reported as a regulatory asset or liability by approximately $25 million.
Coal Supply Agreements
TEP is subject to fuel price risk from changes in the price of coal used to fuel its coal-fired generation facilities. Risk is mitigated by using long-term coal supply agreements with limited price movement. TEP's coal supply agreements expire in 2031. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources and Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.

Credit Risk
TEP is exposed to credit risk in energy-related marketing activities related to potential non-performance by counterparties. Risk of counterparty default is managed by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using standard agreements which allow for the netting of current period exposures to and from a single counterparty. Counterparty credit exposure is calculated by adding any outstanding receivable, net of amounts payable if a netting agreement exists, to the market value of any forward contracts. If exposure exceeds credit limits or contractual collateral thresholds, TEP may request that a counterparty provide credit enhancement in the form of cash collateral or an LOC.
TEP enters into short-term and long-term transactions related to wholesale marketing and natural gas hedging activities with various counterparties. As of December 31, 2023, TEP's total credit exposure was approximately $28 million including approximately $2 million of exposure to non-investment grade counterparties.
As of December 31, 2023, TEP had no cash posted as collateral to provide credit enhancement. As of December 31, 2023, TEP held no collateral from wholesale counterparties.
Interest Rate Risk
Credit Agreement
TEP is subject to interest rate risk resulting from changes in interest rates on borrowings under the 2021 Credit Agreement. In June 2023, TEP amended its credit agreement to provide for the transition to SOFR-based borrowings. Borrowings under the credit agreement are made at a rate based on either SOFR for the respective term plus an adjustment of 0.10% and an applicable margin, or ABR plus an applicable margin. TEP may experience significant volatility in variable interest rates paid on borrowings under its credit agreement.
The 2021 Credit Agreement provides for: (i) $250 million in revolving credit commitments; (ii) a $15 million swingline sublimit; and (iii) a $50 million LOC sublimit. The agreement matures in October 2026. As of December 31, 2023, TEP had no outstanding borrowings under its credit facility.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of
Tucson Electric Power Company
Tucson, Arizona
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tucson Electric Power Company and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, changes in stockholder's equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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

Impact of Rate Regulation on the Financial Statements — Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

The Company is subject to rate regulation by the Arizona Corporation Commission (the “ACC”) and Federal Energy Regulatory Commission (“FERC”). The ACC has jurisdiction with respect to the rates of electric distribution companies in Arizona. The FERC regulates rates and services for electric transmission and wholesale power sales in interstate commerce. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as utility plant; regulatory assets and liabilities; operating revenues; fuel expense; purchased power expense; operation and maintenance expense; and depreciation expense.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant or plant under construction, (3) potential refunds to customers and (4) probability of potential charges related to the abandonment of regulated plants. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the regulatory authorities will not approve full recovery of the costs incurred. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

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

•We inquired of management about utility plant that may be abandoned or retired early. We inspected the capital-projects budget and construction-in-process listings and inquired of management to identify projects that are designed to replace assets that may be retired prior to the end of the useful life. We inspected minutes of the board of directors and regulatory orders and other filings with the regulatory authorities to identify any evidence that may contradict management’s assertion regarding recoverability of such costs.

•We inspected regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. For significant projects that were over budget or if full recovery of project costs is being challenged by intervenors, we evaluated management’s assessment of the probability of a disallowance of such costs.

/s/ Deloitte & Touche LLP

Tempe, Arizona
February 8, 2024
We have served as the Company's auditor since 2017.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Operating Revenues	$1,875,448	$1,808,082	$1,592,586

Operating Expenses
Fuel	372,692	504,757	399,914
Purchased Power	221,781	209,790	204,264
Transmission and Other PPFAC Recoverable Costs	81,706	84,323	65,583
Increase (Decrease) to Reflect PPFAC Recovery Treatment	80,207	(27,643)	(64,155)
Total Fuel and Purchased Power	756,386	771,227	605,606
Operations and Maintenance	444,826	405,438	397,095
Depreciation	198,919	211,008	201,524
Amortization	36,876	40,045	43,995
Taxes Other Than Income Taxes	67,484	63,706	62,010
Total Operating Expenses	1,504,491	1,491,424	1,310,230

Operating Income	370,957	316,658	282,356

Other Income (Expense)
Interest Expense	(95,389)	(85,217)	(86,865)
Allowance For Borrowed Funds	5,145	2,756	6,624
Allowance For Equity Funds	14,763	8,170	17,885
Unrealized Gains (Losses) on Investments	2,992	(7,094)	3,898
Other, Net	9,415	14,414	9,823
Total Other Income (Expense)	(63,074)	(66,971)	(48,635)

Income Before Income Tax Expense	307,883	249,687	233,721
Income Tax Expense	49,229	32,262	32,476
Net Income	$258,654	$217,425	$201,245
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net Income	$258,654	$217,425	$201,245
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	198,919	211,008	201,524
Amortization Expense	36,876	40,045	43,995
Amortization of Debt Issuance Costs	3,067	3,000	2,829
Use of Renewable Energy Credits for Compliance	45,416	44,762	45,815
Deferred Income Taxes	41,618	32,825	37,217
Pension and Other Postretirement Benefits Expense	15,241	12,207	15,342
Pension and Other Postretirement Benefits Funding	(18,391)	(17,818)	(20,806)
Allowance for Equity Funds Used During Construction	(14,763)	(8,170)	(17,885)
Change in Long-Term Regulatory Assets and Liabilities	3,615	55,522	17,190
Changes in Current Assets and Current Liabilities:
Accounts Receivable	95,724	(120,780)	(18,738)
Materials, Supplies, and Fuel Inventory	(19,381)	(12,953)	(18,445)
Regulatory Assets	62,827	(76,900)	(59,542)
Other Current Assets	(3,229)	(2,205)	4,670
Accounts Payable and Accrued Charges	(128,780)	132,796	14,979
Income Taxes Receivable/Payable	—	—	(3,271)
Regulatory Liabilities	(7,545)	(2,615)	(9,599)
Other, Net	(10,317)	1,261	(8,466)
Net Cash Flows—Operating Activities	559,551	509,410	428,054
Cash Flows from Investing Activities
Capital Expenditures	(577,766)	(457,517)	(499,405)
Purchase Intangibles, Renewable Energy Credits	(62,444)	(63,738)	(55,297)
Other Investments	2,935	2,517	—
Contributions in Aid of Construction	4,252	8,131	5,678
Net Cash Flows—Investing Activities	(633,023)	(510,607)	(549,024)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	—	5,000	50,000
Repayments of Borrowings, Revolving Credit Facility	—	(20,000)	(35,000)
Proceeds from Issuance, Long-Term Debt—Net of Discount	373,954	323,804	322,231
Repayments of Long-Term Debt	(240,745)	(193,465)	(250,000)
Dividends Paid to Parent	(64,100)	(100,000)	(62,500)
Payment of Debt Issuance Costs	(4,095)	(3,012)	(4,382)
Contributions from Parent	—	—	50,000
Other, Net	72	6,362	2,107
Net Cash Flows—Financing Activities	65,086	18,689	72,456
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(8,386)	17,492	(48,514)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	50,981	33,489	82,003
Cash, Cash Equivalents, and Restricted Cash, End of Period	$42,595	$50,981	$33,489
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2023	2022
ASSETS
Utility Plant
Plant in Service	$8,035,444	$7,813,680
Construction Work in Progress	475,391	256,044
Total Utility Plant	8,510,835	8,069,724
Accumulated Depreciation and Amortization	(2,570,157)	(2,603,730)
Total Utility Plant, Net	5,940,678	5,465,994

Investments and Other Property	70,080	74,128

Current Assets
Cash and Cash Equivalents	8,616	16,237
Accounts Receivable (Net of Allowance for Credit Losses of $11,676 and $9,012)	217,381	320,899
Fuel Inventory	34,475	28,681
Materials and Supplies	172,667	155,650
Regulatory Assets	147,389	185,034
Derivative Instruments	3,091	27,019
Other	30,450	30,547
Total Current Assets	614,069	764,067
Regulatory and Other Assets
Regulatory Assets	182,997	184,894
Derivative Instruments	31,614	77,123
Other	134,196	123,575
Total Regulatory and Other Assets	348,807	385,592
Total Assets	$6,973,634	$6,689,781
The accompanying notes are an integral part of these financial statements.
(Continued)

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2023	2022
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of December 31, 2023 and 2022)	$1,696,539	$1,696,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	1,162,921	968,367
Accumulated Other Comprehensive Loss	(3,829)	(2,884)
Total Common Stock Equity	2,849,274	2,655,665
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of December 31, 2023 and 2022)	—	—
Long-Term Debt, Net	2,396,542	2,114,980
Total Capitalization	5,245,816	4,770,645
Current Liabilities
Current Maturities of Long-Term Debt, Net	—	149,957
Accounts Payable	137,002	233,920
Accrued Taxes Other than Income Taxes	57,291	58,914
Accrued Employee Expenses	39,466	38,459
Accrued Interest	16,541	14,868
Regulatory Liabilities	92,740	110,782
Customer Deposits	15,833	14,073
Derivative Instruments	25,828	12,752
Other	36,312	49,163
Total Current Liabilities	421,013	682,888
Regulatory and Other Liabilities
Deferred Income Taxes, Net	647,730	590,926
Regulatory Liabilities	396,061	377,546
Pension and Other Postretirement Benefits	81,241	69,048
Derivative Instruments	4,338	4,787
Other	177,435	193,941
Total Regulatory and Other Liabilities	1,306,805	1,236,248

Commitments and Contingencies

Total Capitalization and Other Liabilities	$6,973,634	$6,689,781
The accompanying notes are an integral part of these financial statements.
(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Amounts in thousands)

	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2020	$1,646,539	$(6,357)	$712,197	$(10,942)	$2,341,437
Net Income			201,245		201,245
Other Comprehensive Income(Loss), Net of Tax				1,027	1,027
Dividends Declared to Parent			(62,500)		(62,500)
Contribution from Parent	50,000				50,000
Balances as of December 31, 2021	$1,696,539	$(6,357)	$850,942	$(9,915)	$2,531,209
Net Income			217,425		217,425
Other Comprehensive Income(Loss), Net of Tax				7,031	7,031
Dividends Declared to Parent			(100,000)		(100,000)
Balances as of December 31, 2022	$1,696,539	$(6,357)	$968,367	$(2,884)	$2,655,665
Net Income			258,654		258,654
Other Comprehensive Income(Loss), Net of Tax				(945)	(945)
Dividends Declared to Parent			(64,100)		(64,100)
Balances as of December 31, 2023	$1,696,539	$(6,357)	$1,162,921	$(3,829)	$2,849,274
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
TEP is a regulated utility that generates, transmits, and distributes electricity to approximately 447,000 retail customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis.
BASIS OF PRESENTATION
TEP's consolidated financial statements and disclosures are presented in accordance with GAAP, including specific accounting guidance for regulated operations. The consolidated financial statements include the accounts of TEP and its subsidiaries. In the consolidation process, accounts of the parent and subsidiaries are combined, and intercompany balances and transactions are eliminated. TEP jointly owns several generation facilities and transmission systems with both affiliated and non-affiliated entities. The Company records its proportionate share of: (i) jointly-owned facilities in Utility Plant on the Consolidated Balance Sheets; and (ii) operating costs associated with these facilities in the Consolidated Statements of Income. Certain amounts from prior periods have been reclassified to conform to the current year presentation. TEP has reclassified the prior period’s amounts to conform with the current period presentation in the Consolidated Statements of Cash Flows to reclassify Change in Long-Term Regulatory Assets and Liabilities from Other, Net to a separately disclosed line. These reclassifications had no impact on TEP’s results of operation, financial position, or cash flows.
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
As of December 31, 2023, the carrying amounts of assets and liabilities in the balance sheet that relate to variable interests under long-term PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as the Company would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.
NEW ACCOUNTING STANDARDS ISSUED AND ADOPTED
The following new authoritative accounting guidance issued by the Financial Accounting Standards Board (FASB) was adopted in 2023. Adoption of the new guidance had an insignificant impact on TEP's financial position, results of operations, cash flows, and disclosures.
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
NEW ACCOUNTING STANDARDS ISSUED AND NOT YET ADOPTED
The following new authoritative accounting guidance issued by the FASB has not yet been adopted and reflected in TEP’s financial statements. TEP is assessing the impact such guidance may have on TEP’s financial position, results of operations, cash flows, and disclosures.
Income Tax Disclosures
In December 2023, the FASB issued accounting guidance that requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The amendments are effective for annual periods beginning January 1, 2025. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted.
Reportable Segment Disclosures
In November 2023, the FASB issued accounting guidance that requires disclosure of significant segment expenses and new disclosures for entities with a single reportable segment. The amendments are effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025 and are to be applied retrospectively. Early adoption is permitted.
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
Asset Retirement Obligations
TEP has identified legal AROs related to the retirement of certain assets as a result of environmental regulations, decommissioning agreements, and land leases or land easement agreements. Liabilities are recorded for legal AROs in the period in which they are incurred if it can be reasonably estimated. When a new obligation is recorded, the cost of the liability is capitalized by increasing the carrying amount of the related long-lived asset. The increase in the liability due to the passage of time is recorded by recognizing accretion expense in Operations and Maintenance Expense on the Consolidated Statements of Income. Capitalized cost is depreciated over the useful life of the related asset or, when applicable, the term of the lease. TEP defers the accretion and depreciation expense associated with its legal AROs to a regulatory asset or liability account based on the ACC's approval of these costs in its depreciation rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
RESTRICTED CASH
Restricted cash includes cash balances restricted with respect to withdrawal or usage based on contractual or regulatory considerations. The following table presents the line items and amounts of cash, cash equivalents, and restricted cash reported in the balance sheet and reconciles their sum to Cash, Cash Equivalents, and Restricted Cash, End of Period on the Consolidated Statements of Cash Flows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Cash and Cash Equivalents	$9	$16	$10
Restricted Cash included in:
Investments and Other Property	24	22	20
Current Assets—Other	10	13	3
Total Cash, Cash Equivalents, and Restricted Cash	$43	$51	$33
Restricted cash primarily represents cash contractually required to be set aside to pay TEP's share of mine reclamation and decommissioning costs at San Juan.
ALLOWANCE FOR CREDIT LOSSES
TEP records an allowance for credit losses to reduce retail accounts receivable for amounts estimated to be uncollectible. The allowance is estimated based on historical collection patterns, sales, current conditions, and reasonable and supportable forecasts. Accounts receivable are written-off in the period in which the receivable is deemed uncollectible.
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
When TEP determines it is probable that a utility plant asset will be abandoned or retired early, the cost of that asset is removed from utility plant-in-service and is recorded as a regulatory asset if recovery is probable. When TEP retires a unit of regulated property, accumulated depreciation is reduced by the original cost net of removal costs and any salvage value. There is no impact to the income statement.

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
The average AFUDC rates on regulated construction expenditures are included in the table below:

	2023	2022	2021
Average AFUDC Rates	6.91%	6.74%	6.88%
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
Below are the average annual depreciation rates for all utility plant:

	2023	2022	2021
Average Annual Depreciation Rates	3.01%	3.24%	3.30%
Computer Software and Cloud Computing Costs
Costs incurred to purchase and develop internal use computer software and cloud computing arrangements that include a software license are capitalized and amortized over the estimated economic life of the product. Implementation costs incurred in a cloud computing arrangement that is a service contract are included in Regulatory and Other Assets—Other on the Consolidated Balance Sheets and amortized over three to five years. Amortization of implementation costs is presented in Operations and Maintenance Expense on the Consolidated Statements of Income. If the associated software is impaired, the carrying value is reduced and recorded as an expense in the income statement.
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
The gains and losses on reacquired debt associated with regulated operations are deferred and amortized to interest expense over the life of the original debt.
OPERATING REVENUES
TEP earns the majority of its revenues from the sale of power to retail and wholesale customers based on regulator-approved or market-based tariff rates. Most of the Company's contracts have a single performance obligation, the delivery of power. TEP satisfies the performance obligation over time as power is delivered and control is transferred to the customer. The Company bills for power sales based on the reading of electric meters on a systematic basis throughout the month. In general, TEP's contracts have payment terms of 10 to 20 days from the date the bill is rendered. TEP considers any payment not received by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the due date past due and charges the customer a late payment fee, except during service disconnection moratoriums. No component of the transaction price is allocated to unsatisfied performance obligations.
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
LEASES
When a contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration, a right-of-use asset and lease liability are recognized. TEP measures the right-of-use asset and lease liability at the present value of future lease payments, excluding variable payments based on usage or performance. TEP calculates the present value using the rate implicit in the lease or a lease-specific secured interest rate based on the lease term. TEP has lease agreements with lease components (e.g., rent, real estate taxes and insurance costs) and non-lease components (e.g. common area maintenance costs), which are accounted for as a single lease component. TEP includes options to extend a lease in the lease term when it is reasonably certain that the option will be exercised. Leases with an initial term of twelve months or less are not recorded in the balance sheet.
TEP has operating leases for office facilities, land, rail cars, and communication tower space that are included in the balance sheet as follows:

	December 31,
(in millions)	2023	2022
Lease Assets
Regulatory and Other Assets, Other	$5	$6
Lease Liabilities
Current Liabilities, Other	1	1
Regulatory and Other Liabilities, Other	4	5
As of December 31, 2023, TEP's future minimum operating lease payments, excluding payments to lessors for variable costs, are $1 million or less in each year from 2024 through 2028 and $3 million thereafter.
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
RENEWABLE ENERGY CREDITS
The ACC measures compliance with the RES requirements through RECs. A REC represents one kWh generated from renewable resources. When TEP purchases renewable energy, the premium paid above the market cost of conventional power, or the REC purchase price, equals the REC cost recoverable through the RES tariff. As described above, the market cost of conventional power or contract price for power is recoverable through the PPFAC mechanism.
When RECs are purchased, TEP records the cost of the RECs, an indefinite-lived intangible asset, as other assets, and a corresponding regulatory liability to reflect the obligation to use the RECs for future RES compliance. When RECs are reported to the ACC for compliance with RES requirements, TEP recognizes purchased power expense and retail revenues in an equal amount. The table below summarizes the balance of TEP's RECs that are included in Regulatory and Other Assets—Other on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the Consolidated Balance Sheets:

	December 31,
(in millions)	2023	2022
Beginning of Period	$82	$69
Purchased	57	58
Used for Compliance	(45)	(45)
End of Period	$94	$82
TEP expenses the cost of internally developed RECs and PBI activity, which are not included in the table above. PBI costs are recoverable through the RES tariff.
PENSION AND OTHER POSTRETIREMENT BENEFITS
TEP sponsors noncontributory, defined benefit pension plans for substantially all employees. Benefits are based on years of service and average compensation. The Company also provides limited healthcare and life insurance benefits for retirees.
The Company recognizes an asset for a defined benefit plan's overfunded status or a liability for a plan's underfunded status in the balance sheet. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation for the pension plans or accumulated postretirement obligation for the other postretirement benefit plan. TEP records changes in non-SERP pension and other postretirement defined benefit plans, not yet reflected in net periodic benefit costs, as a regulatory asset or liability, as such amounts are probable of future recovery or refund in rates charged to retail customers over the estimated service lives of employees.
Additionally, TEP maintains a SERP for senior management. Changes in SERP benefit obligations not yet recognized in the income statement are recognized as a component of AOCL since SERP expense is not currently recoverable in rates.
Pension and other postretirement benefit expenses are determined by actuarial valuations based on assumptions that the Company evaluates annually.
FAIR VALUE
As defined under GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. Different valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Market participants are assumed to be independent, knowledgeable, able, and willing to transact an exchange and not under duress. Nonperformance or credit risk is considered in determining fair value. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.
DERIVATIVE INSTRUMENTS
The Company uses various physical and financial derivative instruments, including forward contracts, financial swaps, and call and put options, to: (i) meet forecasted load and reserve requirements; and (ii) reduce exposure to energy commodity price volatility. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Derivative instruments that do not meet the normal purchase or normal sale scope exception are recognized as either assets or liabilities in the balance sheet and are measured at fair value. The cash impacts of settled derivatives are recorded in Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. Commodity derivatives used in normal business operations that are settled by physical delivery, among other criteria, are eligible for, and may be designated as, normal purchases or normal sales. Normal purchases or normal sales contracts are not recorded at fair value and settled amounts are recognized as cost of fuel, energy, and capacity in the income statement.
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

NOTE 2. REGULATORY MATTERS
The ACC and the FERC each regulate portions of the utility accounting practices and rates of TEP. The ACC regulates rates charged to retail customers, the siting of generation facilities and transmission systems, the issuance of securities, transactions with affiliated parties, and other utility matters. The ACC also enacts other regulations and policies that can affect the Company's business decisions. The FERC regulates rates and services for electric transmission and wholesale power sales in interstate commerce.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
OTHER FERC MATTERS
In July 2023, TEP completed all compliance activities and submitted a final status update to the FERC related to the FERC's audit to evaluate TEP's compliance with: (i) the accounting requirements of the Uniform System of Accounts; and (ii) the reporting requirements of the FERC Form 1 Annual Report and Supplemental Form 3-Q Quarterly Financial Reports. The audit covered the period of January 1, 2018 to December 31, 2021. In 2023, TEP issued refunds to customers of $1 million related to the audit.
COST RECOVERY MECHANISMS
TEP has received regulatory decisions that allow for timely recovery of certain costs through recovery mechanisms. The difference between costs recovered through rates and actual approved costs is deferred. TEP defers over-recovered costs as a regulatory liability to return to customers and defers under-recovered costs as a regulatory asset to recover from customers in the future. Cost recovery mechanisms that have a material impact on TEP's operations or financial results are described below.
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
In 2022, the ACC approved a rate adjustment for the PPFAC that set the true-up component of the PPFAC rate to recover the then existing uncollected true-up balance over 18 months. The ACC also set the forward-looking component of the PPFAC rate to zero, which contributed to under-collection of PPFAC costs. In May 2023, the ACC approved a rate adjustment for the PPFAC to collect the remaining uncollected balance over 12 months.
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Years Ended December 31,
(in millions)	2023	2022
Beginning of Period	$124	$91
Deferred Fuel and Purchased Power Costs (1)	328	348
PPFAC and Base Power Recoveries	(397)	(315)
End of Period	$55	$124
(1)Includes costs eligible for recovery through the PPFAC and base power rates.
Environmental Compliance Adjustor
The ECA allows for the recovery of capital carrying costs and incremental operations and maintenance costs related to environmental investments, provided they are not already recovered in base rates or recovered through another commission-approved mechanism. Costs eligible for the ECA are subject to a cap equal to 0.5% of total annual retail revenue.
Tax Expense Adjustor Mechanism
The TEAM allows for the timely recovery of future significant income tax changes and provides TEP the ability to pass through as a kWh surcharge: (i) the change in EDIT compared to the test year; and (ii) the income tax effects of tax legislation that materially impacts TEP's authorized revenue requirement.
Transmission Cost Adjustor
The TCA allows for timely recovery of actual costs required to provide transmission services to retail customers. The TCA is limited to the recovery, or refund, of costs associated with future changes in TEP's OATT rate. TEP files new TCA rates with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the ACC in December each year based on changes in the FERC OATT formula rate. New TCA rates take effect in January of each year.
In December 2023, the ACC approved a revision to the TCA plan of administration to credit retail customers with transmission revenue associated with line losses from wholesale customers that take transmission service under TEP's OATT. The amendment, which reduces TEP's retail revenue, became effective in December 2023.
Renewable Energy Standard
The ACC’s RES requires Arizona regulated utilities to increase their use of renewable energy each year until it represents at least 15% of their total annual retail energy sales by 2025, with DG accounting for 30% of the annual energy requirement. The renewable energy requirement in 2023 was 13% of retail electric sales. Consistent with prior years, TEP plans to meet these requirements through a combination of utility-owned resources, PPAs, and customer-sited DG. Arizona utilities are required to file an annual RES implementation plan for review and approval by the ACC. TEP recovers approved costs of carrying out this plan from retail customers through a RES tariff.
In 2021, the ACC approved TEP's 2021 RES implementation plan for the years 2021 and 2022 with a budget of $66 million. The approved amounts fund: (i) above market cost of renewable power purchases; (ii) previously awarded incentives for customer-installed DG; and (iii) various other program costs. In June 2023, the ACC approved TEP's extension of the 2021 RES implementation plan through 2024.
In 2023, the percentage of TEP's retail kWh sales attributable to the RES was approximately 22%, exceeding the overall 2023 RES requirement of 13%.
Energy Efficiency Standards
TEP is required to implement cost-effective DSM programs to comply with the ACC’s EE Standards. The EE Standards provide regulated utilities a DSM surcharge to recover from retail customers the costs of implementing DSM programs, as well as an annual performance incentive. TEP records its annual DSM performance incentive for the prior calendar year in the first quarter of each year. As of December 31, 2023, TEP's cumulative annual energy savings were approximately 27%.
In the 2023 Rate Order, the ACC approved a 2023 energy efficiency implementation plan with a cumulative three-year budget of $72 million, which is collected through the DSM surcharge. In January 2024, TEP filed a proposal with the ACC to refund over-collected, uncommitted DSM surcharge funds totaling $10 million over a period not to exceed one year beginning in May 2024.
2020 IRP Energy Efficiency Target
In 2022, as part of its acknowledgment of TEP's 2020 IRP, the ACC set an annual 1.3% energy efficiency target measured by retail MWh savings in each of the years 2023 through 2025. TEP will report its savings for these years in its first integrated resource plan following 2025 and in TEP's periodic energy efficiency filings.
Lost Fixed Cost Recovery Mechanism
The LFCR mechanism provides for recovery of certain non-fuel costs that would go unrecovered between rate cases due to reduced retail kWh sales as a result of implementing ACC-approved energy efficiency programs and customer-installed DG. The LFCR mechanism is adjusted in each rate case when the ACC approves new base rates. TEP records a regulatory asset and recognizes LFCR revenues based on an estimate of lost retail kWh sales during the period. TEP is required to make an annual filing with the ACC requesting recovery of LFCR revenues recognized in the prior year. The recovery is subject to a year-over-year increase cap of 2% of TEP's applicable retail revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded in the Consolidated Balance Sheets are summarized in the table below:

	Remaining Recovery Period (years)	December 31,
($ in millions)		2023	2022
Regulatory Assets
Pension and Other Postretirement Benefits (Note 9)	Various	$107	$90
Under Recovered Fuel and Purchased Energy Costs	1	55	124
Early Generation Retirement Costs	Various	48	58
Lost Fixed Cost Recovery	1	35	25
Property Tax Deferrals (1)	1	30	29
Derivatives (Note 12)	6	26	3
Final Mine Reclamation and Retiree Healthcare Costs (2)	5	6	11
Income Taxes Recoverable through Future Rates (3)	Various	6	6
Unamortized Loss on Reacquired Debt	Various	5	5
Other Regulatory Assets	Various	12	19
Total Regulatory Assets		330	370
Less Current Portion	1	147	185
Total Non-Current Regulatory Assets		$183	$185

Regulatory Liabilities
Income Taxes Payable through Future Rates (3)	Various	$229	$244
Net Cost of Removal (4)	Various	130	43
Renewable Energy Standard	Various	77	73
Derivatives (Note 12)	6	28	86
Demand Side Management	1	9	16
Deferred Investment Tax Credits	Various	6	7
Transmission Balancing Accounts	1	5	9
Pension and Other Postretirement Benefits (Note 9)	Various	4	8
Transmission Revenue Subject to Refund - FERC	1	—	1
Other Regulatory Liabilities	Various	1	2
Total Regulatory Liabilities		489	489
Less Current Portion	1	93	111
Total Non-Current Regulatory Liabilities		$396	$378
(1)Recorded as a regulatory asset based on historical ratemaking treatment allowing regulated utilities recovery of property taxes on a pay-as-you-go or cash basis. TEP records a liability to reflect the accrual for financial reporting purposes and an offsetting regulatory asset to reflect recovery for regulatory purposes.
(2)Represents costs associated with TEP’s jointly-owned facilities at San Juan and Four Corners. TEP recognizes these costs at future value and is permitted to fully recover these costs on a pay-as-you-go basis through the PPFAC mechanism. Final mine reclamation costs are expected to be funded by TEP through 2028. San Juan Unit 1 was retired in 2022.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory Assets and Liabilities
Except for Early Generation Retirement Costs, Income Taxes Recoverable through Future Rates, and Under Recovered Fuel and Purchased Energy Costs, TEP does not earn a return on regulatory assets. TEP pays a return on the majority of its regulatory liability balances.
IMPACTS OF REGULATORY ACCOUNTING
If TEP determines that it no longer meets the criteria for continued application of regulatory accounting, TEP would be required to write off its regulatory assets and liabilities related to those operations not meeting the regulatory accounting requirements. Discontinuation of regulatory accounting could have a material impact on TEP's financial statements.

NOTE 3. UTILITY PLANT AND JOINTLY-OWNED FACILITIES
UTILITY PLANT
The following table shows Plant in Service on the Consolidated Balance Sheets by major class:

	Annual Depreciation Rate (3)	Average Remaining Life in Years (3)	December 31,
($ in millions)			2023	2022
Plant in Service
Generation Plant	3.05%	22	$3,536	$3,491
Distribution Plant	2.61%	46	2,279	2,149
Transmission Plant	1.69%	33	1,323	1,295
General Plant	6.13%	9	685	653
Intangible Plant, Software Costs, and Other (1)	Various	Various	201	224
Plant Held for Future Use	—	—	11	2
Total Plant in Service (2)			$8,035	$7,814
(1)Primarily represents computer software, which is being amortized over three to five years for smaller application software and 10 years for large enterprise software and has an average remaining life of three years.
(2)Includes plant acquisition adjustments of $(206) million as of December 31, 2023 and 2022.
(3)Based on the 2022 depreciation study available for the major classes of Plant in Service, effective September 1, 2023 as approved by the ACC as part of the 2023 Rate Order. TEP implemented new depreciation rates for Transmission Plant based on the 2018 depreciation study, effective August 1, 2019, as approved as part of the 2022 Final FERC Rate Order.
Accumulated Depreciation and Amortization
Depreciation Rates
As part of the 2023 Rate Order, effective September 2023, TEP reclassified $115 million from Accumulated Depreciation and Amortization to Regulatory and Other Liabilities—Regulatory Liabilities on the Consolidated Balance Sheets to reflect the impact of the revised depreciation rates on estimated cost of removal.
Amortization of Intangible Plant
Intangible Plant primarily consists of computer software. Accumulated amortization of computer software costs was $100 million and $110 million as of December 31, 2023 and 2022, respectively. Amortization of computer software costs totaled $27 million in 2023, $30 million in 2022, and $33 million in 2021. Future estimated amortization costs for existing computer software are $24 million in 2024, $19 million in 2025, $16 million in 2026, $11 million in 2027, and $7 million in 2028.
Intangible Plant includes $(4) million in acquisition discounts not subject to amortization as of December 31, 2023 and 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JOINTLY-OWNED FACILITIES
As of December 31, 2023, TEP was a participant in the following jointly-owned generation facilities and transmission systems:

($ in millions)	Ownership Percentage	Plant in Service	Construction Work in Progress	Accumulated Depreciation	Net Book Value
Four Corners Units 4 and 5	7.0%	$201	$4	$(97)	$108
Luna	33.3%	58	3	—	61
Gila River Unit 3	75.0%	218	17	(62)	173
Gila River Common Facilities	43.8%	78	1	(30)	49
Springerville Coal Handling Facilities	83.0%	208	—	(103)	105
Springerville Common Facilities	86.0%	400	—	(228)	172
Transmission Facilities	Various	555	21	(236)	340
Total		$1,718	$46	$(756)	$1,008
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
ASSET RETIREMENT OBLIGATIONS
The liability accrual of AROs is primarily related to generation assets and is included in Other on the Consolidated Balance Sheets. The following table reconciles the beginning and ending aggregate carrying amounts of ARO accruals on the Consolidated Balance Sheets:

	December 31,
(in millions)	2023	2022
Beginning of Period	$121	$139
Liabilities Incurred (1)	—	1
Liabilities Settled (2)	(2)	(8)
Regulatory Deferral/Accretion Expense	3	5
Revisions to the Present Value of Estimated Cash Flows (3)	(8)	(16)
End of Period	$114	$121
(1)In 2022, TEP incurred an ARO for new photovoltaic generation placed in service.
(2)Primarily related to the retirement of Navajo and San Juan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DISAGGREGATION OF REVENUES
The following table presents the disaggregation of TEP’s Operating Revenues on the Consolidated Statements of Income by type of service:

	Years Ended December 31,
(in millions)	2023	2022	2021
Retail	$1,283	$1,140	$1,088
Wholesale (1)	364	456	278
Other Services	124	104	114
Revenues from Contracts with Customers	1,771	1,700	1,480
Alternative Revenues	38	28	12
Other	66	80	101
Total Operating Revenues	$1,875	$1,808	$1,593
(1)The decrease in 2023 was primarily due to decreases in volume and market prices.
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
In August 2023, the ACC issued the 2023 Rate Order for new rates that took effect September 1, 2023. See Note 2 for more information regarding the 2023 Rate Order.
Wholesale Revenues
TEP’s operations include the wholesale marketing of electricity and transmission to other utilities and power marketers, which may include capacity, power, transmission, and ancillary services. When TEP promises to provide distinct services within a contract, the Company identifies one or more performance obligations. The Company recognizes revenue for wholesale and transmission sales at FERC-approved rates based on demand for capacity or the reading of meters for power. For contracts with multiple performance obligations, all deliverables are eligible for recognition in the month of production; therefore, it is not necessary to allocate the transaction price among the identified performance obligations. For purchased power and wholesale sales contracts that are settled financially, TEP nets the purchased power contracts with the sales contracts and reflects the amount in Operating Revenues on the Consolidated Statements of Income.
Other Services Revenues
Other Services Revenues primarily include fees earned as operator of Springerville Units 3 and 4, reimbursement of various operating expenses for the use of the Springerville Common Facilities and the Springerville Coal Handling Facilities by the lessee of Springerville Unit 3, and miscellaneous service-related revenues.
Alternative Revenues
Alternative revenue programs allow utilities to adjust future rates in response to past activities or completed events if certain criteria established by a regulator are met. TEP has identified its LFCR and ECA mechanisms, OATT and TCA balancing activity, and DSM performance incentive as alternative revenues. See Note 2 for additional information regarding these cost recovery mechanisms and performance incentive.
Other Revenues
Other Revenues include gains and losses on derivative contracts, asset management agreement optimization gains, common cost allocations to affiliates, and late and returned payment finance charges. See Note 6 for information regarding revenue from related parties and Note 12 for information regarding derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable on the Consolidated Balance Sheets:

	December 31,
(in millions)	2023	2022
Retail	$109	$87
Retail, Unbilled	57	46
Retail, Allowance for Credit Losses	(12)	(9)
Wholesale (1)	37	132
Due from Affiliates (Note 6)	7	26
Other	19	39
Accounts Receivable	$217	$321
(1)Includes $10 million and $52 million as of December 31, 2023 and 2022, respectively, of receivables related to revenue from derivative instruments.
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

	Years Ended December 31,
(in millions)	2023	2022
Beginning of Period	$(9)	$(10)
Credit Loss Expense	(7)	(5)
Write-offs	4	6
End of Period	$(12)	$(9)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the components of related party balances included in Accounts Receivable and Accounts Payable on the Consolidated Balance Sheets:

	December 31,
(in millions)	2023	2022
Receivables from Related Parties
UNS Electric	$5	$22
UNS Gas	2	2
UNS Energy	—	2
Total Due from Related Parties	$7	$26

Payables to Related Parties
UNS Energy	$1	$1
UNS Electric	1	5
UNS Gas	1	1
Total Due to Related Parties	$3	$7
The following table presents the components of related party transactions included in the Consolidated Statements of Income:

	Years Ended December 31,
(in millions)	2023	2022	2021
Goods and Services Provided by TEP to Affiliates
Transmission Revenues, UNS Electric (1)	$8	$5	$11
Wholesale Revenues, UNS Electric (1)(2)	39	50	25
Control Area Services, UNS Electric (3)	2	3	6
Common Costs, UNS Energy Affiliates (4)	23	22	21

Goods and Services Provided by Affiliates to TEP
Purchased Power, UNS Electric (1)	2	2	1
Corporate Services, UNS Energy (5)	8	8	7
Corporate Services, UNS Energy Affiliates (6)	1	1	3
Capacity Charges, UNS Gas (7)	2	1	—
(1)TEP and UNS Electric sell power and transmission services to each other. Wholesale power is sold at prevailing market prices, while transmission services are sold at FERC-approved rates through the applicable OATT.
(2)In 2022, TEP began charging UNS Electric for power purchased in the EIM on behalf of UNS Electric.
(3)TEP charges UNS Electric for control area services under a FERC-filed Control Area Services Agreement.
(4)Common costs (information systems, facilities, etc.) are allocated on a cost-causative basis and recorded as revenue by TEP. The method of allocation is deemed reasonable by management and is reviewed by the ACC as part of the rate case process.
(5)Costs for corporate services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 85% of UNS Energy's allocated costs. Corporate Services, UNS Energy includes legal, audit, and Fortis' management fees. TEP's share of Fortis' management fees was $7 million in each of 2023 and 2022, and $6 million in 2021.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. DEBT AND CREDIT AGREEMENT
DEBT
Long-term debt matures more than one year from the date of debt issuance. The following table presents the components of Long-Term Debt, Net on the Consolidated Balance Sheets:

			December 31,
($ in millions)	Interest Rate	Maturity Date	2023	2022
Notes
2012 Senior Notes	3.85%	2023	$—	$150
2015 Senior Notes (1)	3.05%	2025	300	300
2020 Senior Notes	1.50%	2030	300	300
2022 Senior Notes	3.25%	2032	325	325
2014 Senior Notes	5.00%	2044	150	150
2018 Senior Notes	4.85%	2048	300	300
2020 Senior Notes	4.00%	2050	350	350
2021 Senior Notes	3.25%	2051	325	325
2023 Senior Notes	5.50%	2053	375	—
Tax-Exempt Local Furnishings Bonds
2013 Pima A	4.00%	2029	—	91
Total Long-Term Debt (2)			2,425	2,291
Less Unamortized Discount and Debt Issuance Costs			28	26
Less Current Maturities of Long-Term Debt			—	150
Total Long-Term Debt, Net			$2,397	$2,115
(1)On December 15, 2024, the 2015 Senior Notes become callable at par plus accrued interest. The notes mature on March 15, 2025.
(2)As of December 31, 2023 and 2022, all of TEP's debt is unsecured.
Debt Issuances and Redemptions
In February 2023, TEP issued and sold $375 million aggregate principal amount of 5.50% senior unsecured notes due April 2053. TEP may redeem the notes prior to October 15, 2052, with a make-whole premium plus accrued interest. On or after October 15, 2052, TEP may redeem the notes at par plus accrued interest. TEP used the net proceeds to redeem and repay debt in March 2023 and for general corporate purposes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturities
Long-term debt matures on the following dates:

($ in millions)	Long-Term Debt (1)
2024	$—
2025	300
2026	—
2027	—
2028	—
Thereafter	2,125
Total	$2,425
(1)Total long-term debt excludes $19 million of related unamortized debt issuance costs and $9 million of unamortized original issue discount.
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
Terms are as follows:

		Sub-Limit Swingline(1)	Sub-Limit LOC			Weighted Average Interest Rate
	Capacity			Borrowed(2)	Available		Pricing(3)
($ in millions)	December 31, 2023
Agreement	$250	$15	$50	$—	$250	—%	SOFR+ADJ 0.10%+1.025% or ABR+0.025%

($ in millions)	December 31, 2022
Agreement	$250	$15	$50	$5	$245	—%	LIBOR+1.025% or ABR+0.025%
(1)ABR pricing would apply to swingline loans.
(2)Includes a $5 million LOC at a rate of 1.025% per annum as of December 31, 2022, which was cancelled in August 2023.
(3)TEP's pricing may be adjusted based on performance measured using two sustainability targets: (i) the three-year average Occupational Safety and Health Administration total recordable incident rate, excluding solely COVID-19 pandemic-related incidents; and (ii) capacity targets for owned plus firm purchased power agreement renewable generation, including energy storage.
As of February 8, 2024, there was $235 million available under the 2021 Credit Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
As of December 31, 2023, TEP had the following commitments:

(in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Minimum Purchase Commitments
Fuel, Including Transportation	$68	$67	$63	$63	$54	$226	$541
Purchased Power	26	4	—	—	—	—	30
Transmission	28	26	9	1	1	2	67
Purchase Commitments
Renewable Power Purchase Agreements and Other	84	84	79	79	79	689	1,094
RES Performance-Based Incentives	7	5	5	4	4	15	40
Total Commitments	$213	$186	$156	$147	$138	$932	$1,772
Costs for Purchased Power, Transmission, and Fuel, Including Transportation, are recoverable from customers through the PPFAC mechanism. A portion of the costs of renewable PPAs are recoverable through the PPFAC, with the balance of costs recoverable through the RES tariff. PBI costs are recoverable through the RES tariff. See Note 2 for information on ACC approved cost recovery mechanisms.
Minimum Purchase Commitments
Fuel, Including Transportation
TEP has long-term agreements for the purchase and delivery of coal with various expiration dates through 2031. In 2023, TEP entered into a coal transportation agreement for Springerville Unit 1 and Unit 2 through 2031. Amounts paid under these contracts depend on actual quantities purchased and delivered. Some of these agreements include price adjustment components that will affect future costs.
TEP has firm natural gas transportation agreements with capacity sufficient to meet its load requirements. These agreements expire in various years between 2024 and 2048. In 2023, TEP amended and extended an agreement for gas transportation to Gila River through 2029 and amended and extended an agreement for gas transportation to Sundt through 2048.
Purchased Power
TEP has contracts for purchased power to: (i) meet system load and energy requirements; (ii) replace generation from company-owned units under maintenance and during outages; and (iii) meet operating reserve obligations. In general, these contracts provide for capacity and energy payments based on actual power taken under the contracts with various expiration dates through the third quarter of 2025. Certain of these contracts are at a fixed price per MWh and others are indexed to market prices. The commitment amounts included in the table above are based on projected market prices as of December 31, 2023.
Transmission
TEP has long-term firm point-to-point contracts to purchase transmission services over lines that are part of the Western Interconnection, a regional grid in the United States. These agreements expire in various years between 2024 and 2030.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RES Performance-Based Incentives
TEP has entered into REC purchase agreements to purchase the environmental attributes from retail customers with solar installations. Payments for the RECs are termed PBIs and are paid in contractually agreed-upon intervals (usually quarterly) based on metered renewable energy production. These agreements expire in various years between 2024 and 2034.
EPC Agreement
In September 2023, TEP entered into an EPC agreement to develop Roadrunner Reserve I at a cost of $294 million. TEP will own and operate the facility, which will be located in southeast Tucson and have a nominal capacity rating of 200 MW and storage capacity of 800 MWh. Roadrunner Reserve I is expected to be placed in service in the second half of 2025. As of December 31, 2023, TEP has made payments of $90 million in connection with the construction and development of Roadrunner Reserve I.
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
TEP is liable for a portion of final mine reclamation costs for the mines at San Juan and Four Corners. TEP's share of final mine reclamation costs at Four Corners is $6 million upon the expiration of the Four Corners coal supply agreement in 2031. TEP ceased operations at San Juan upon expiration of the coal supply agreement in 2022. As of December 31, 2023, TEP's remaining final mine reclamation liability at San Juan was $25 million. TEP established a trust to fund its share of estimated final mine reclamation costs at San Juan, which will remain in effect through the completion of final mine reclamation activities currently projected to be 2039. For additional information see Note 1, Restricted Cash, and Note 3, Plant in Service. TEP's aggregate liability balance related to San Juan and Four Corners final mine reclamation totaled $29 million and $37 million as of December 31, 2023 and 2022, respectively, and was recorded in Other on the Consolidated Balance Sheets.
Performance Guarantees
TEP has joint generation participation agreements with participants at Four Corners and Luna, which expire in 2041 and 2046, respectively. The participants at Four Corners and Luna, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. There is no maximum potential amount of future payments TEP could be required to make under the Luna guarantee. The maximum potential amount of future payments on the non-defaulting parties is $250 million at Four Corners. As of December 31, 2023, there have been no such payment defaults under either of the participation agreements.
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
TEP funds its other postretirement benefits for classified employees through a VEBA. TEP contributed $2 million in each of 2023 and 2022 and $3 million in 2021. Other postretirement benefits for unclassified employees are self-funded.
REGULATORY RECOVERY
TEP records changes in non-SERP pension and other postretirement defined benefit plans, not yet reflected in net periodic benefit cost, as a regulatory asset or liability, as such amounts are probable of future recovery or refund in rates charged to retail customers. Changes in the SERP obligation, not yet reflected in net periodic benefit cost, are recorded in AOCL since SERP expense is not currently recoverable in rates.
The following table presents pension and other postretirement benefit amounts (excluding tax balances) included in the balance sheet:

	Pension Benefits		Other Postretirement Benefits
	December 31,
(in millions)	2023	2022	2023	2022
Regulatory Assets	$107	$90	$—	$—
Regulatory Liabilities	—	—	(4)	(8)
Regulatory and Other Assets—Other	—	8	—	—
Accrued Employee Expenses	(1)	(1)	(3)	(2)
Pension and Other Postretirement Benefits	(28)	(20)	(53)	(49)
Accumulated Other Comprehensive Loss	5	4	—	—
Net Amount Recognized	$83	$81	$(60)	$(59)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
OBLIGATIONS AND FUNDED STATUS
The Company measured the actuarial present values of all defined benefit pension and other postretirement benefit obligations as of December 31, 2023 and 2022. The table below presents the status of all TEP pension and other postretirement benefit plans.

	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,
(in millions)	2023	2022	2023	2022
Change in Benefit Obligation
Beginning of Period	$411	$600	$74	$90
Actuarial Loss (Gain)	39	(176)	6	(17)
Interest Cost	22	16	4	2
Service Cost	12	21	4	5
Benefits Paid	(23)	(35)	(5)	(6)
Plan Amendments (1)	—	1	—	—
Settlements (2)	—	(16)	—	—
End of Period (3)	461	411	83	74
Change in Fair Value of Plan Assets
Beginning of Period	398	538	23	28
Actual Return on Plan Assets	44	(101)	4	(4)
Benefits Paid	(22)	(34)	(2)	(3)
Employer Contributions (4)	12	11	2	2
Settlements (2)	—	(16)	—	—
End of Period (5)	432	398	27	23
Funded Status at End of Period	$(29)	$(13)	$(56)	$(51)
(1)Employees promoted to officer become eligible for SERP benefits based in part on their service prior to officer promotion. These prior service costs are accounted for in this table as a plan amendment.
(2)Represents the aggregate lump-sum benefit payments for plans that exceeded the threshold of service plus interest costs. The change is due to a decrease in retiring employees opting to receive their benefits as a lump-sum.
(3)The increase in pension and other postretirement benefit obligations was primarily due to a decrease in the discount rate.
(4)TEP expects to contribute $11 million to the pension plans and $2 million to the VEBA trust in 2024.
(5)The increase in pension and other postretirement benefit plan assets was primarily due to positive equity and fixed income returns.
All three pension plans had a projected benefit obligation in excess of plan assets as of December 31, 2023, compared to one as of December 31, 2022. This was primarily due to a decrease in discount rates partially offset by positive equity and fixed income returns. For plans with projected benefit obligations in excess of plan assets, total projected benefit obligations and plan assets were $461 million and $432 million, respectively, as of December 31, 2023, and $21 million and none, respectively, as of December 31, 2022.
The other postretirement benefits plan had an accumulated postretirement benefit obligation in excess of the fair value of plan assets as of December 31, 2023 and 2022.
The accumulated benefit obligation aggregated for all pension plans was $409 million and $373 million as of December 31, 2023 and 2022, respectively. One pension plan had an accumulated benefit obligation in excess of plan assets as of December 31, 2023 and 2022. The following table includes information for the pension plan with an accumulated benefit obligation in excess of pension plan assets:

	December 31,
(in millions)	2023	2022
Accumulated Benefit Obligation	$20	$19
Fair Value of Plan Assets	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides the components of TEP’s regulatory assets, regulatory liabilities, and AOCL that have not been recognized as components of net periodic benefit cost as of the dates presented:

	Pension Benefits		Other Postretirement Benefits
	December 31,
(in millions)	2023	2022	2023	2022
Net Loss (Gain)	$111	$93	$(3)	$(7)
Prior Service Cost (Benefit)	1	1	(1)	(1)
The Company measures service and interest costs by applying the specific spot rates along the yield curve to the plans' liability cash flows. Net periodic benefit plan cost includes the following components:

	Pension Benefits			Other Postretirement Benefits
	Years Ended December 31,
(in millions)	2023	2022	2021	2023	2022	2021
Service Cost	$12	$21	$20	$4	$5	$6
Non-Service Cost
Interest Cost	22	16	14	4	2	2
Expected Return on Plan Assets	(29)	(37)	(34)	(2)	(1)	(2)
Prior Service Benefit Amortization	—	—	—	—	(1)	—
Amortization of Net Loss	5	7	9	—	—	1
Effect of Settlement	—	3	—	—	—	—
Net Periodic Benefit Cost	$10	$10	$9	$6	$5	$7
The non-service components of net periodic benefit cost are primarily included in Other, Net on the Consolidated Statements of Income. In 2022, $3 million of the effect of settlement was deferred as a regulatory asset and recorded in Regulatory and Other Assets—Regulatory Assets on the Consolidated Balance Sheets. TEP capitalized 21% of service cost as a cost of construction in each of 2023 and 2022, and 22% in 2021.
The changes in plan assets and benefit obligations recognized as regulatory assets, regulatory liabilities, or in AOCL were as follows:

	Pension Benefits						Other Postretirement Benefits
	Regulatory Asset			AOCL			Regulatory Asset/Liability
(in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Current Year Actuarial Loss (Gain)	$22	$(27)	$(16)	$1	$(9)	$—	$4	$(11)	$(13)
Prior Service Benefit Amortization	—	—	—	—	—	—	—	1	—
Amortization of Net Loss	(5)	(6)	(8)	—	(1)	(1)	—	—	(1)
Prior Service Cost	—	—	—	—	1	—	—	—	—
Effect of Settlement	—	(3)	—	—	—	—	—	—	—
Total Recognized Loss (Gain)	$17	$(36)	$(24)	$1	$(9)	$(1)	$4	$(10)	$(14)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table includes the weighted average assumptions used to determine benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
Discount Rate	5.4%	5.7%	5.2%	5.6%
Rate of Compensation Increase	3.2%	2.9%	N/A	N/A
The following table includes the weighted average assumptions used to determine net periodic benefit costs:

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Discount Rate, Service Cost	5.9%	3.4%	3.3%	5.7%	3.2%	2.9%
Discount Rate, Interest Cost	5.6%	2.7%	2.3%	5.5%	2.5%	1.9%
Rate of Compensation Increase	2.9%	2.8%	2.8%	N/A	N/A	N/A
Expected Return on Plan Assets	7.5%	7.0%	6.8%	7.5%	7.0%	7.0%
Healthcare cost trend rates are assumed to decrease gradually from next year to the year the ultimate rate is reached:

	December 31,
	2023	2022
Next Year (Pre-65)	7.3%	7.0%
Next Year (Post-65)	5.8%	6.0%
Ultimate Rate Assumed (Pre-65 and Post-65)	4.5%	4.5%
Year Ultimate Rate is Reached (Pre-65)	2034	2032
Year Ultimate Rate is Reached (Post-65)	2028	2028
PENSION PLAN AND OTHER POSTRETIREMENT BENEFIT ASSETS
TEP calculates the fair value of plan assets on December 31, the measurement date. Asset allocations, by asset category, on the measurement date were as follows:

	Pension		Other Postretirement Benefits
	2023	2022	2023	2022
Asset Category
Equity Securities	53%	53%	60%	61%
Fixed Income Securities	40%	39%	38%	38%
Real Estate	6%	7%	—%	—%
Other	1%	1%	2%	1%
Total	100%	100%	100%	100%
As of December 31, 2023, the fair value of VEBA trust assets was $27 million, of which $10 million were fixed income investments and $17 million were equities. As of December 31, 2022, the fair value of VEBA trust assets was $23 million, of which $9 million were fixed income investments and $14 million were equities. The VEBA trust assets are primarily Level 1 assets within the fair value hierarchy described below. There are no Level 3 assets in the VEBA trust.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present the fair value measurements of pension plan assets by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
(in millions)	December 31, 2023
Asset Category
Cash Equivalents	$3	$—	$—	$3
Equity Securities:
United States Large Cap	—	68	—	68
United States Small Cap	—	26	—	26
Non-United States	—	68	—	68
Global	—	67	—	67
Fixed Income	—	171	—	171
Real Estate	—	—	27	27
Private Equity	—	—	2	2
Total	$3	$400	$29	$432

(in millions)	December 31, 2022
Asset Category
Equity Securities:
United States Large Cap	$—	$61	$—	$61
United States Small Cap	—	23	—	23
Non-United States	—	66	—	66
Global	—	61	—	61
Fixed Income	—	154	—	154
Real Estate	—	—	30	30
Private Equity	—	—	3	3
Total	$—	$365	$33	$398
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

(in millions)	Private Equity	Real Estate	Total
Balance as of December 31, 2021	$4	$26	$30
Actual Return on Plan Assets:
Assets Held at Reporting Date	—	4	4
Purchases, Sales, and Settlements	(1)	—	(1)
Balance as of December 31, 2022	3	30	33
Actual Return on Plan Assets:
Assets Held at Reporting Date	(1)	(3)	(4)
Purchases, Sales, and Settlements	—	—	—
Balance as of December 31, 2023	$2	$27	$29
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Target Allocation Percentages
The current target allocation percentages for the major asset categories of the plan follow. Each plan allows a variance of +/- 2% from targets before funds are automatically rebalanced:

	Pension	Other Postretirement Benefits
	December 31, 2023
Cash/Treasury Bills	2%	1%
Equity Securities:
United States Large Cap	16%	25%
United States Mid Cap	—%	8%
United States Small Cap	6%	4%
Non-United States Developed	—%	15%
Non-United States Emerging	—%	8%
Global Equity	28%	—%
Global Infrastructure	3%	—%
Fixed Income	38%	39%
Real Estate	6%	—%
Private Equity	1%	—%
Total	100%	100%
Pension Fund Descriptions
For each type of asset category selected by the Pension Committee, TEP's investment consultant assembles a group of third-party fund managers and allocates a portion of the total investment to each fund manager. In the case of the private equity fund, TEP's investment consultant directs investments to a private equity manager that invests in third-party funds.
ESTIMATED FUTURE BENEFIT PAYMENTS
TEP expects the following benefit payments to be made by the plans, which reflect future service, as appropriate:

(in millions)	2024	2025	2026	2027	2028	2029-2033
Pension Benefits	$26	$27	$27	$28	$29	$159
Other Postretirement Benefits	6	6	6	6	6	31
DEFINED CONTRIBUTION PLAN
TEP offers a defined contribution savings plan to all eligible employees. The plan meets the IRS required standards for 401(k) qualified plans. Participants direct the investment of contributions to certain funds in their account. The Company matches part of a participant’s contributions to the plan. TEP made matching contributions to the plan of $8 million in 2023 and $7 million in each of 2022 and 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table represents RSUs awarded by Fortis for UNS Energy:

	2023	2022	2021
RSUs	26,980	17,996	20,794
The awards are initially classified as liability awards because: (i) executive officers have the option to elect the cash or share settlement feature; and (ii) this election is contingent on an event within the executive officers' control. The liability awards may be reclassified as equity awards if the executive officers elect the share settlement feature on the modification date. Liability awards are measured at their fair value at the end of each reporting period and will fluctuate based on the price of Fortis' common stock. The awards are payable on the third anniversary of the grant date. TEP's allocated share of probable payout was $2 million as of December 31, 2023 and 2022.
TEP's allocated portion of compensation expense is recognized in Operations and Maintenance Expense on the Consolidated Statements of Income. Compensation expense associated with unvested RSUs is recognized on a straight-line basis over the minimum required service period in an amount equal to the fair value on the measurement date or each reporting period. TEP recorded $1 million in 2023 and no compensation expense in 2022 and 2021, based on its share of Fortis' compensation expense.
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
The following table represents PSUs and RSUs awarded by UNS Energy:

	2023	2022	2021
PSUs	58,237	40,793	44,931
RSUs (1)	2,146	2,409	2,401
(1)Effective January 2020, executive officer RSU awards are issued through the 2020 Plan. Certain key employees will continue to be awarded RSUs through the 2015 Plan.
The awards are classified as liability awards based on the cash settlement feature. Liability awards are measured at their fair value at the end of each reporting period and will fluctuate based on the price of Fortis' common stock as well as the level of achievement of the financial performance criteria. The awards are payable on the third anniversary of the grant date. TEP's allocated share of probable payout was $6 million and $4 million as of December 31, 2023 and 2022, respectively.
TEP's allocated portion of compensation expense is recognized in Operations and Maintenance Expense on the Consolidated Statements of Income. Compensation expense associated with unvested PSUs and RSUs is recognized on a straight-line basis over the minimum required service period in an amount equal to the fair value on the measurement date or each reporting period. TEP recorded $3 million in 2023, $2 million in 2022, and $4 million in 2021 based on its share of UNS Energy's compensation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION
CASH TRANSACTIONS

	Years Ended December 31,
(in millions)	2023	2022	2021
Interest Paid, Net of Amounts Capitalized	$85	$80	$76
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that resulted in recognition of assets and liabilities but did not result in cash receipts or payments were as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Net Cost of Removal Increase (Decrease) (1)	$91	$(49)	$(41)
Accrued Capital Expenditures	38	26	38
Renewable Energy Credits	3	3	3
Asset Retirement Obligations Increase (Decrease) (2)	(5)	(30)	34
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
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	December 31, 2023
Assets
Restricted Cash (1)	$34	$—	$34
Energy Derivative Contracts, Regulatory Recovery (2)	—	32	32
Energy Derivative Contracts, No Regulatory Recovery (2)	—	3	3
Total Assets	34	35	69
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(30)	(30)
Total Liabilities	—	(30)	(30)
Total Assets (Liabilities), Net	$34	$5	$39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	December 31, 2022
Assets
Restricted Cash (1)	$35	$—	$35
Energy Derivative Contracts, Regulatory Recovery (2)	—	100	100
Energy Derivative Contracts, No Regulatory Recovery (2)	—	4	4
Total Assets	35	104	139
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(18)	(18)
Total Liabilities	—	(18)	(18)
Total Assets (Liabilities), Net	$35	$86	$121
(1)Restricted Cash represents amounts held in money market funds, which approximate fair market value. Restricted Cash is included in Investments and Other Property and in Current Assets—Other on the Consolidated Balance Sheets.
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
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis in the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted (1)
(in millions)	December 31, 2023
Derivative Assets
Energy Derivative Contracts	$35	$15	$—	$20
Derivative Liabilities
Energy Derivative Contracts	(30)	(15)	—	(15)

(in millions)	December 31, 2022
Derivative Assets
Energy Derivative Contracts	$104	$14	$14	$76
Derivative Liabilities
Energy Derivative Contracts	(18)	(14)	—	(4)
(1)TEP records cash collateral received related to energy derivative contracts in Current Liabilities—Other on the Consolidated Balance Sheets. As of February 8, 2024, TEP held no cash received as collateral to provide credit enhancement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Energy Derivative Contracts, Regulatory Recovery
TEP enters into energy contracts that are considered derivatives and qualify for regulatory recovery. The realized gains and losses on these energy contracts are recovered through the PPFAC mechanism and the unrealized gains and losses are deferred as a regulatory asset or liability. The table below presents the unrealized gains and losses recorded to a regulatory asset or liability in the balance sheet:

	Years Ended December 31,
(in millions)	2023	2022	2021
Unrealized Net Gain (Loss) (1)	$(81)	$72	$62
(1)For the year ended December 31, 2023, unrealized net loss on regulatory recoverable derivative contracts was primarily due to decreases in forward market prices of natural gas. For the years ended December 31, 2022 and 2021, unrealized net gain on regulatory recoverable derivative contracts was primarily due to increases in forward market prices of natural gas.
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

	Years Ended December 31,
(in millions)	2023	2022	2021
Operating Revenues	$18	$11	$7
Derivative Volumes
As of December 31, 2023, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	December 31,
	2023	2022
Power Contracts GWh	1,449	1,979
Gas Contracts BBtu	89,105	96,755
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $28 million as of December 31, 2023, compared with $86 million as of December 31, 2022. As of December 31, 2023, TEP had no cash posted as collateral to provide credit enhancement. If the credit risk contingent features had been triggered on December 31, 2023, TEP would have been required to post $28 million of collateral. As of December 31, 2023, TEP had $13 million in outstanding net payable balances for settled positions.
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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

		Net Carrying Value		Fair Value
	Fair Value Hierarchy	December 31,
(in millions)		2023	2022	2023	2022
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,397	$2,265	$2,127	$1,901

NOTE 13. INCOME TAXES
Income tax expense differs from the amount of income tax determined by applying the United States statutory federal income tax rate of 21% to pre-tax income due to the following:

	Years Ended December 31,
(in millions)	2023	2022	2021
Federal Income Tax Expense at Statutory Rate	$65	$52	$49
State Income Tax Expense, Net of Federal Deduction	12	10	9
Federal/State Tax Credits (1)	(17)	(22)	(10)
Allowance for Equity Funds Used During Construction	(3)	(1)	(3)
Excess Deferred Income Taxes	(8)	(10)	(14)
Other	—	3	1
Total Income Tax Expense	$49	$32	$32
(1)     TEP realized PTC benefits of $15 million in 2023, $19 million in 2022, and $7 million in 2021, related to Oso Grande being placed in service in May 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Income Tax Expense included on the Consolidated Statements of Income consists of the following:

	Years Ended December 31,
(in millions)	2023	2022	2021
Current Income Tax Expense
Federal	$7	$(1)	$(2)
State	1	—	—
Total Current Income Tax Expense	8	(1)	(2)
Deferred Income Tax Expense
Federal	31	26	27
Federal Investment Tax Credits	(2)	(1)	(1)
State	12	8	8
Total Deferred Income Tax Expense	41	33	34
Total Income Tax Expense	$49	$32	$32
In 2018, the ACC Refund Order was approved requiring TEP to share EDIT amortization of the ACC-jurisdictional assets with customers. The EDIT activity of $8 million, $10 million, and $14 million was amortized from Regulatory Liabilities on the Consolidated Balance Sheets as of December 31, 2023, 2022, and 2021, respectively. TEP's TEAM allows income tax changes that materially affect TEP’s authorized revenue requirement, including changes in EDIT amortization, to be shared with customers. Effective January 1, 2021, TEP shares any changes in its EDIT amortization through the usage-based adjustor.
The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
(in millions)	2023	2022
Gross Deferred Income Tax Assets
Customer Advances and Contributions in Aid of Construction	$22	$22
Federal General Business Credits (1)	55	61
Income Taxes Payable Through Future Rates	57	60
Other	95	103
Total Gross Deferred Income Tax Assets	229	246
Gross Deferred Income Tax Liabilities
Plant, Net	(793)	(735)
PPFAC	(14)	(31)
Plant Abandonments	(11)	(14)
Pensions	(21)	(20)
Income Taxes Recoverable Through Future Rates	(1)	(1)
Other	(37)	(36)
Total Gross Deferred Income Tax Liabilities	(877)	(837)
Deferred Income Taxes, Net	$(648)	$(591)
(1) Includes ITC and PTC carryovers.
TEP recorded no valuation allowance against tax credit and net operating loss carryforward deferred income tax assets as of December 31, 2023 and 2022. Management believes TEP will produce sufficient taxable income in the future to realize credit and loss carryforwards before they expire.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
As of December 31, 2023, TEP had the following carryforward amounts:

($ in millions)	Amount	Expiring Year
State Credits	$9	2024 - 29
Federal Investment Tax Credits	12	2037 - 43
Federal Production Tax Credits	42	2041 - 43
Other Federal Credits	1	2037 - 43
TEP recorded no interest expense in 2023 and 2022 related to uncertain tax positions. In addition, TEP had no interest payable, and no penalties accrued as of December 31, 2023 and 2022.
TEP has been audited by the IRS through tax year 2010. TEP's 2014 to 2022 tax years are open for audit by federal and state tax agencies.
Included in Accounts Receivable, Net and Accounts Payable on the Consolidated Balance Sheets are current income taxes receivable and payable that are due from and to affiliates, respectively. TEP had no intercompany income taxes receivable or payable as of December 31, 2023, and a receivable of $1 million as of December 31, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of December 31, 2023.
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
Management assessed the effectiveness of TEP’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations Internal Control – Integrated Framework.
Based on management’s assessment using those criteria, management has concluded that, as of December 31, 2023, TEP’s internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting
There has been no change in TEP’s internal control over financial reporting during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

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
Fees
The Audit and Risk Committee has considered whether the provision of services to TEP by Deloitte & Touche LLP, Public Company Accounting Oversight Board (United States) PCAOB ID No. 34 (Deloitte), beyond those rendered in connection with their audit and review of TEP’s financial statements, is compatible with maintaining their independence as auditor.
The following table details principal accountant fees paid to Deloitte for professional services:

(in thousands)	2023	2022
Audit Fees (1)	$1,170	$1,181
Audit-Related Fees (2)	106	105
Total	$1,276	$1,286
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
(2)Audit-Related Fees are fees billed, or expected to be billed, by Deloitte for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not included in Audit Fees reported above. The fees are for additional procedures for nonrecurring material transactions in 2023.
All services performed by our principal accountant are approved in advance by the Audit and Risk Committee in accordance with the Audit and Risk Committee’s pre-approval policy for services provided by the Independent Registered Public Accounting Firm.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	(1)	Consolidated Financial Statements as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023:

		Report of Independent Registered Public Accounting Firm	36
		Consolidated Statements of Income	38
		Consolidated Statements of Cash Flows	39
		Consolidated Balance Sheets	40
		Consolidated Statement of Changes in Stockholder’s Equity	42
		Notes to Consolidated Financial Statements	43

	(2)	Financial Statement Schedule
		All schedules have been omitted because they are either not applicable, not required, or the information required to be set forth therein is included on the Consolidated Financial Statements or notes thereto.

	(3)	Exhibits
		Reference is made to the Exhibit Index commencing on page 80.

ITEM 16. FORM 10-K SUMMARY
Not Applicable.

Exhibit Index
Exhibit No.	Description
3(a)	Restated Articles of Incorporation of TEP, filed with the ACC on August 11, 1994, as amended by Amendment to Article Fourth of our Restated Articles of Incorporation, filed with the ACC on May 17, 1996. (Form 10-K for the year ended December 31, 1996, File No. 1-05924 - Exhibit No 3(a)).

3(a)(1)	TEP Articles of Amendment filed with the ACC on September 3, 2009 (Form 10-K for the year ended December 31, 2010, File No. 1-05924 - Exhibit 3(a)).

3(b)	Bylaws of TEP, as amended as of August 12, 2015 (Form 10-Q for the quarter ended September 30, 2015, File No. 1-05924 - Exhibit 3).

3(c)	Amendment to Articles of Incorporation of UNS Energy Corporation, creating series of Limited Voting Junior Preferred Stock (Form 8-K dated August 12, 2015, File No. 1-05924 - Exhibit 3.2).

4(a)(1)	Indenture, dated November 1, 2011, between Tucson Electric Power Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, authorizing unsecured Notes (Form 8-K dated November 8, 2011, File 1-05924 - Exhibit 4.1).

4(a)(2)	Supplemental Indenture No. 1, dated May 1, 2022, between Tucson Electric Power Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, authorizing unsecured Notes (Form S-3 dated May 5, 2022, File No. 333-264708 - Exhibit 4(c)(2)).

4(a)(3)	Officer's Certificate, dated March 10, 2014, authorizing 5.00% Senior Notes due 2044 (Form 8-K dated March 10, 2014, File No. 1-05924 - Exhibit 4.1).

4(a)(4)	Officer's Certificate, dated February 27, 2015, authorizing 3.05% Senior Notes due 2025 (Form 8-K dated March 4, 2015, File No. 1-05924 - Exhibit 4(a)).

4(a)(5)	Officer's Certificate, dated November 29, 2018, authorizing 4.85% Senior Notes due 2048 (Form 10-K for the year ended December 31, 2018, File No. 1-05924 - Exhibit 4(g)(6)).

4(a)(6)	Officer's Certificate, dated April 9, 2020, authorizing 4.00% Senior Notes due 2050 (Form 8-K dated April 9, 2020, File No. 1-05924 - Exhibit 4.1).

4(a)(7)	Officer's Certificate, dated August 10, 2020, authorizing 1.50% Senior Notes due 2030 (Form 8-K dated August 10, 2020, File No. 1-05924 - Exhibit 4.1).

4(a)(8)	Officer's Certificate, dated May 11, 2021, authorizing 3.25% Senior Notes due 2051 (Form 8-K dated May 11, 2021, File No. 1-05924 - Exhibit 4.1).

4(a)(9)	Officer's Certificate, dated February 17, 2022, authorizing 3.25% Senior Notes due 2032 (Form 8-K dated February 17, 2022, File No. 1-05924 - Exhibit 4.1).

4(a)(10)	Officer’s Certificate, dated February 16, 2023, authorizing 5.50% Senior Notes due 2053 (Form 8-K dated February 16, 2023, File No. 1-05924 – Exhibit 4.1)

4(b)(1)	Credit Agreement, dated as of October 15, 2021, among Tucson Electric Power Company, MUFG Union Bank, N.A. as Administrative Agent, and a group of lenders (Form 8-K dated October 15, 2021, File No. 1-05924 - Exhibit 4.1).

4(b)(2)	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 8, 2023, by and among Tucson Electric Power Company, as Borrower, the Lenders party thereto and MUFG Bank, Ltd. (as successor by assignment from MUFG Union Bank, N.A.), as Administrative Agent (Form 10-Q for the quarter ended June 30, 2023, File No. 1-50924 - Exhibit 4.1).

*23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*24	Power of Attorney.

*31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act, by Susan M. Gray.

*31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act, by Frank P. Marino.

**32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	February 8, 2024	/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President, Chief Financial Officer, and Director
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 8, 2024		*
Susan M. Gray
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date:	February 8, 2024		/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President, Chief Financial Officer, and Director
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 8, 2024		*
Todd C. Hixon
Director

		*By:	/s/ Frank P. Marino
Frank P. Marino
Attorney-in-fact