Form 10-Q
period 2024-03-31
TUCSON ELECTRIC POWER CO
filed 2024-05-01
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of April 30, 2024.

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

2023 Rate Order	Order issued by the ACC resulting in a new rate structure for TEP, effective on September 1, 2023
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
CCR	Coal Combustion Residuals
DG	Distributed Generation
DSM	Demand Side Management
EDIT	Excess Deferred Income Taxes
EPA	Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
IRA	Inflation Reduction Act, signed into law on August 16, 2022
LFCR	Lost Fixed Cost Recovery
LOC	Letter(s) of Credit
OATT	Open Access Transmission Tariff
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
PTC	Production Tax Credit
REC	Renewable Energy Credit
RES	Renewable Energy Standard
Retail Rates	Rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment
SIP	State Implementation Plan
TCA	Transmission Cost Adjustor
ENTITIES AND GENERATING STATIONS

Fortis	Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada, whose principal executive offices are located at Fortis Place, Suite 1100, 5 Springdale Street, St. John's, NL A1E 0E4
Four Corners	Four Corners Power Plant
Oso Grande	A 250 MW nominal capacity wind-powered electric generation facility, located in southeastern New Mexico
Roadrunner Reserve I	A standalone battery energy storage system facility with a nominal capacity rating of 200 MW and storage capacity of 800 MWh, located in southeast Tucson, expected to be placed in service in the second half of 2025
San Juan	San Juan Generating Station
Springerville	Springerville Generating Station
Sundt	H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy
UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701
UNS Energy Affiliates	Affiliated subsidiaries of UNS Energy including UniSource Energy Services, Inc., UNS Electric, and UNS Gas
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy
UNITS OF MEASURE

BBtu	Billion British thermal unit(s)
GWh	Gigawatt-hour(s)
kWh	Kilowatt-hour(s)
MW	Megawatt(s)
MWh	Megawatt-hour(s)

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. TEP, or the Company, is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by TEP in this Quarterly Report on Form 10-Q. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, future economic conditions, future operational or financial performance and underlying assumptions, and other statements that are not statements of historical facts. Forward-looking statements may be identified by the use of words such as anticipates, believes, estimates, expects, intends, aspires, may, plans, predicts, potential, projects, would, strategy, and similar expressions. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of TEP, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany such forward-looking statements. In addition, TEP disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as may otherwise be required by the federal securities laws.
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2023 Annual Report on Form 10-K; Part II, Item 1A. Risk Factors of this Form 10-Q; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; and other parts of this report. These factors include: voter initiatives and state and federal regulatory and legislative decisions and actions, including changes in tax, inclusive of the IRA and evolving interpretive guidance related thereto, and energy policies; any change in the structure of utility service in Arizona resulting from the ACC or state legislature's examination of the state's energy policies; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; unfavorable rulings, penalties, or findings by the FERC; regional economic and market conditions that could affect customer growth and electricity usage; potential changes in the benefits of participation in the Energy Imbalance Market; changes in electricity consumption by retail customers; risks related to climate change, including shifts in weather seasonality and extreme weather events, affecting electricity usage of our customers, operational performance, and operating and capital costs to ensure system reliability; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the demand plus reserve margin requirements; the cost of debt and equity capital and access to capital markets and bank markets, which may affect our ability to raise additional capital and to use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and a changing interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and related contribution requirements and expenses; our ability to manage timelines and budgets related to capital projects, including EPC agreements to develop standalone battery energy storage facilities, and/or to obtain the anticipated performance or other benefits of such capital projects; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense, including increases due to inflationary effects, heightened geopolitical instability, and/or global supply chain challenges; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting estimates; the ongoing impact of mandated energy efficiency and DG initiatives; our ability to effectively implement plans to meet our goals related to reducing carbon emissions by 2035 and 2050, and the potential impact on our financial condition; changes to long-term contracts; the cost of fuel and power supplies; fluctuations or increases in commodity prices; the ability to obtain coal or natural gas from our suppliers; the timing and cost of generation facility decommissioning and mine reclamation activities; cyber-attacks, data breaches, or other cyberspace attacks to our information security and our operations and technology infrastructure, including attacks that may rise from heightened geopolitical instability; physical attacks to our electric generation, transmission, and distribution assets; the performance of generation facilities, including renewable generation resources; the extent of the impact of a global health or other crisis on our business and operations, and any economic and/or societal disruptions resulting therefrom and from the government actions taken in response thereto; and the implementation of our 2023 IRP.

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Revenues	$452,756	$435,853

Operating Expenses
Fuel	101,454	124,070
Purchased Power	26,230	36,440
Transmission and Other PPFAC Recoverable Costs	18,078	16,599
Increase (Decrease) to Reflect PPFAC Recovery Treatment	32,768	7,914
Total Fuel and Purchased Power	178,530	185,023
Operations and Maintenance	118,749	108,059
Depreciation	55,604	47,140
Amortization	7,736	9,691
Taxes Other Than Income Taxes	18,752	17,277
Total Operating Expenses	379,371	367,190

Operating Income	73,385	68,663

Other Income (Expense)
Interest Expense	(24,005)	(23,316)
Allowance For Borrowed Funds	1,876	1,008
Allowance For Equity Funds	5,252	2,893
Unrealized Gains (Losses) on Investments	862	1,360
Other, Net	1,296	2,091
Total Other Income (Expense)	(14,720)	(15,964)

Income Before Income Tax Expense	58,665	52,699
Income Tax Expense	7,484	5,806
Net Income	$51,181	$46,893
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net Income	$51,181	$46,893
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	55,604	47,140
Amortization Expense	7,736	9,691
Amortization of Debt Issuance Costs	763	782
Use of Renewable Energy Credits for Compliance	11,984	11,402
Deferred Income Taxes	5,590	4,657
Pension and Other Postretirement Benefits Expense	4,510	3,794
Pension and Other Postretirement Benefits Funding	(953)	(1,186)
Allowance for Equity Funds Used During Construction	(5,252)	(2,893)
Changes in Current Assets and Current Liabilities:
Accounts Receivable	26,817	133,058
Materials, Supplies, and Fuel Inventory	(3,350)	(10,040)
Regulatory Assets	48,234	294
Other Current Assets	(1,930)	(887)
Accounts Payable and Accrued Charges	24,007	(104,341)
Income Taxes Receivable/Payable	(688)	(777)
Regulatory Liabilities	(3,703)	(2,818)
Other, Net	(30,448)	(13,858)
Net Cash Flows—Operating Activities	190,102	120,911
Cash Flows from Investing Activities
Capital Expenditures	(133,283)	(116,683)
Purchase Intangibles, Renewable Energy Credits	(11,956)	(12,961)
Contributions in Aid of Construction	965	799
Net Cash Flows—Investing Activities	(144,274)	(128,845)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	15,000	—
Repayments of Borrowings, Revolving Credit Facility	(15,000)	—
Proceeds from Issuance, Long-Term Debt—Net of Discount	—	373,954
Repayments of Long-Term Debt	—	(240,745)
Payment of Debt Issuance Costs	—	(3,738)
Contribution from Parent	—	5,900
Other, Net	317	(560)
Net Cash Flows—Financing Activities	317	134,811
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	46,145	126,877
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	42,595	50,981
Cash, Cash Equivalents, and Restricted Cash, End of Period	$88,740	$177,858
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	March 31, 2024	December 31, 2023
ASSETS
Utility Plant
Plant in Service	$8,099,577	$8,035,444
Construction Work in Progress	531,459	475,391
Total Utility Plant	8,631,036	8,510,835
Accumulated Depreciation and Amortization	(2,605,695)	(2,570,157)
Total Utility Plant, Net	6,025,341	5,940,678

Investments and Other Property	69,130	70,080

Current Assets
Cash and Cash Equivalents	57,297	8,616
Accounts Receivable (Net of Allowance for Credit Losses of $11,263 and $11,676)	192,799	217,381
Fuel Inventory	27,237	34,475
Materials and Supplies	179,825	172,667
Regulatory Assets	112,782	147,389
Derivative Instruments	31,487	3,091
Other	32,381	30,450
Total Current Assets	633,808	614,069

Regulatory Assets	195,953	182,997
Derivative Instruments	29,675	31,614
Other Noncurrent Assets	136,232	134,196

Total Assets	$7,090,139	$6,973,634
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	March 31, 2024	December 31, 2023
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of March 31, 2024 and December 31, 2023)	$1,696,539	$1,696,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	1,214,102	1,162,921
Accumulated Other Comprehensive Loss	(3,783)	(3,829)
Total Common Stock Equity	2,900,501	2,849,274
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of March 31, 2024 and December 31, 2023)	—	—
Long-Term Debt, Net	2,097,399	2,396,542
Total Capitalization	4,997,900	5,245,816
Current Liabilities
Current Maturities of Long-Term Debt, Net	299,647	—
Accounts Payable	145,357	137,002
Accrued Taxes Other than Income Taxes	72,813	57,291
Accrued Employee Expenses	29,816	39,466
Accrued Interest	28,463	16,541
Regulatory Liabilities	91,737	92,740
Customer Deposits	15,802	15,833
Derivative Instruments	40,848	25,828
Other	42,523	36,312
Total Current Liabilities	767,006	421,013

Deferred Income Taxes, Net	656,906	647,730
Regulatory Liabilities	391,492	396,061
Pension and Other Postretirement Benefits	83,515	81,241
Derivative Instruments	5,654	4,338
Other Noncurrent Liabilities	187,666	177,435
Total Liabilities	2,092,239	1,727,818

Commitments and Contingencies

Total Capitalization and Liabilities	$7,090,139	$6,973,634
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2022	$1,696,539	$(6,357)	$968,367	$(2,884)	$2,655,665
Net Income			46,893		46,893
Other Comprehensive Income (Loss), Net of Tax				28	28
Contribution from Parent	5,900				5,900
Balances as of March 31, 2023	$1,702,439	$(6,357)	$1,015,260	$(2,856)	$2,708,486

Balances as of December 31, 2023	$1,696,539	$(6,357)	$1,162,921	$(3,829)	$2,849,274
Net Income			51,181		51,181
Other Comprehensive Income (Loss), Net of Tax				46	46
Balances as of March 31, 2024	$1,696,539	$(6,357)	$1,214,102	$(3,783)	$2,900,501
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND FINANCIAL STATEMENT PRESENTATION
TEP is a regulated utility that generates, transmits, and distributes electricity to approximately 450,000 retail customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis.
BASIS OF PRESENTATION
TEP's Condensed Consolidated Financial Statements and disclosures are presented in accordance with GAAP, including specific accounting guidance for regulated operations and the United States Securities and Exchange Commission's (SEC) interim reporting requirements.
The Condensed Consolidated Financial Statements include the accounts of TEP and its subsidiaries. In the consolidation process, accounts of TEP and its subsidiaries are combined, and intercompany balances and transactions are eliminated. TEP jointly owns several generation facilities and transmission systems with both affiliated and non-affiliated entities. TEP records its proportionate share of: (i) jointly-owned facilities in Utility Plant on the Condensed Consolidated Balance Sheets; and (ii) operating costs associated with these facilities in the Condensed Consolidated Statements of Income. These Condensed Consolidated Financial Statements exclude some information and footnotes required by GAAP and the SEC for annual financial statement reporting and should be read in conjunction with the Consolidated Financial Statements and footnotes in TEP's 2023 Annual Report on Form 10-K.
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
As of March 31, 2024, the carrying amounts of assets and liabilities in the balance sheet that relate to variable interests under long-term renewable PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as the Company would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.

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

	Three Months Ended March 31,
(in millions)	2024	2023
Cash and Cash Equivalents	$57	$144
Restricted Cash included in:
Investments and Other Property	22	21
Current Assets—Other	10	13
Cash, Cash Equivalents, and Restricted Cash, End of Period	$89	$178
Restricted cash primarily represents cash contractually required to be set aside to pay TEP's share of mine reclamation and decommissioning costs at San Juan.
Income Tax Expense
TEP realized PTC benefits associated with Oso Grande of $4 million in Income Tax Expense on the Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023, respectively.
NEW ACCOUNTING STANDARDS ISSUED AND NOT YET ADOPTED
The following new authoritative accounting guidance issued by the Financial Accounting Standards Board (FASB) and the SEC has not yet been adopted and is not reflected in TEP’s financial statements. TEP is assessing the impact such guidance may have on TEP’s financial position, results of operations, cash flows, and disclosures.
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
Climate-Related Disclosures
In March 2024, the SEC issued a final rule that requires disclosure of: (i) financial statement impacts of severe weather events and other natural conditions; (ii) a roll forward of carbon offset and REC balances if material to the Company's plan to achieve climate-related targets or goals; and (iii) material impacts on estimates and assumptions in the financial statements. The rule is effective for TEP for annual periods beginning January 1, 2027 and is to be applied prospectively. In April 2024, the SEC issued an order staying the final rule pending judicial review of consolidated challenges to the rules by the Court of Appeals for the Eighth Circuit. TEP cannot predict what, if any, changes in scope or timing may occur as a result of the pending litigation. TEP continues its assessment to prepare for the new rule.

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
Purchased Power and Fuel Adjustment Clause
TEP's PPFAC rate is adjusted annually on April 1st and goes into effect for the subsequent 12-month period unless the schedule is modified by the ACC. The PPFAC rate includes: (i) a forward component which is calculated by taking the difference between forecasted fuel and purchased power costs and the amount of those costs established in Retail Rates; and (ii) a true-up component that allows for reconciliation of differences between actual costs and those recovered in the preceding period. In May 2023, the ACC approved a rate adjustment designed to collect the then under-recovered PPFAC balance over 12 months.
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Three Months Ended March 31,
(in millions)	2024	2023
Beginning of Period	$55	$124
Deferred Fuel and Purchased Power Costs (1)	49	58
PPFAC and Base Power Recoveries	(97)	(64)
End of Period	$7	$118
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
Renewable Energy Standard
The ACC’s RES requires Arizona regulated utilities to increase their use of renewable energy each year until it represents at least 15% of their total annual retail energy sales by 2025, with DG accounting for 30% of the annual energy requirement. The renewable energy requirement in 2024 is 14% of retail electric sales. Consistent with prior years, TEP plans to meet these requirements through a combination of utility-owned resources, PPAs, and customer-sited DG. Arizona utilities are required to file an annual RES implementation plan for review and approval by the ACC. TEP recovers approved costs of carrying out this plan from retail customers through a RES tariff.
In 2021, the ACC approved TEP's 2021 RES implementation plan for the years 2021 and 2022 with a budget of $66 million. The approved amount funds: (i) above market cost of renewable power purchases; (ii) previously awarded incentives for customer-installed DG; and (iii) various other program costs. In June 2023, the ACC approved TEP's extension of the 2021 RES implementation plan through 2024.
In March 2024, TEP filed a proposal with the ACC to increase the RES tariff to account for under-collected RES funds totaling approximately $17 million as of December 31, 2023.
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
In the 2023 Rate Order, the ACC approved a 2023 energy efficiency implementation plan with a cumulative three-year budget of $72 million, which is collected through the DSM surcharge. In January 2024, TEP filed a proposal with the ACC to refund over-collected, uncommitted DSM surcharge funds totaling $10 million over a period not to exceed one year beginning in the first half of 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded on the Condensed Consolidated Balance Sheets are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	March 31, 2024	December 31, 2023
Regulatory Assets
Pension and Other Postretirement Benefits (Note 7)	Various	$106	$107
Early Generation Retirement Costs	Various	47	48
Derivatives (Note 8)	6	40	26
Lost Fixed Cost Recovery	1	33	35
Property Tax Deferrals (1)	1	30	30
Final Mine Reclamation and Retiree Healthcare Costs (2)	16	21	6
Under-Recovered Purchased Energy Costs	1	7	55
Income Taxes Recoverable through Future Rates (3)	Various	6	6
Unamortized Loss on Reacquired Debt	Various	5	5
Other Regulatory Assets	Various	14	12
Total Regulatory Assets		309	330
Less Current Portion	1	113	147
Total Noncurrent Regulatory Assets		$196	$183

Regulatory Liabilities
Income Taxes Payable through Future Rates (3)	Various	$225	$229
Net Cost of Removal (4)	Various	132	130
Renewable Energy Standard	Various	76	77
Derivatives (Note 8)	6	28	28
Demand Side Management	1	10	9
Deferred Investment Tax Credits	Various	6	6
Pension and Other Postretirement Benefits (Note 7)	Various	4	4
Transmission Revenue Requirement Balancing Account	1	2	5
Other Regulatory Liabilities	Various	—	1
Total Regulatory Liabilities		483	489
Less Current Portion	1	92	93
Total Noncurrent Regulatory Liabilities		$391	$396
(1)Recorded as a regulatory asset based on historical ratemaking treatment allowing regulated utilities recovery of property taxes on a pay-as-you-go or cash basis. TEP records a liability to reflect the accrual for financial reporting purposes and an offsetting regulatory asset to reflect recovery for regulatory purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2)Represents costs associated with TEP’s jointly-owned facilities at San Juan and Four Corners. TEP recognizes these costs at future value and is permitted to fully recover these costs on a pay-as-you-go basis through the PPFAC mechanism. Final mine reclamation costs are expected to be funded by TEP through 2040. San Juan Unit 1 was retired in 2022. In March 2024, the San Juan reclamation oversight committee approved a new final mine reclamation study which resulted in a $15 million increase in the final mine reclamation regulatory asset.
(3)Amortized over five years, 10 years, or the lives of the assets.
(4)Represents an estimate of the future cost of retirement, net of salvage value. These are amounts collected through revenue for transmission, distribution, generation, and general and intangible plant which are not yet expended.
Regulatory assets are either being collected or are expected to be collected through Retail Rates. With the exception of Early Generation Retirement Costs, Income Taxes Recoverable through Future Rates, and Under-Recovered Fuel and Purchased Energy Costs, TEP does not earn a return on regulatory assets. TEP pays a return on the majority of its regulatory liability balances.

NOTE 3. REVENUE
DISAGGREGATION OF REVENUES
TEP earns most of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended March 31,
(in millions)	2024	2023
Retail	$282	$233
Wholesale	89	126
Other Services	39	31
Revenues from Contracts with Customers	410	390
Alternative Revenues	9	13
Other	34	33
Total Operating Revenues	$453	$436

NOTE 4. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable on the Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2024	December 31, 2023
Retail	$89	$109
Retail, Unbilled	47	57
Retail, Allowance for Credit Losses	(11)	(12)
Wholesale (1)	29	37
Due from Affiliates (Note 5)	13	7
Other	26	19
Accounts Receivable	$193	$217
(1)Includes $5 million as of March 31, 2024, and $10 million as of December 31, 2023, of receivables related to revenue from derivative instruments.

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

	Three Months Ended March 31,
(in millions)	2024	2023
Beginning of Period	$(12)	$(9)
Credit Loss Expense	(1)	(1)
Write-offs	2	2
End of Period	$(11)	$(8)

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
The following table presents the components of related party balances included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2024	December 31, 2023
Receivables from Related Parties
UNS Energy	$6	$—
UNS Electric	5	5
UNS Gas	2	2
Total Due from Related Parties	$13	$7

Payables to Related Parties
UNS Energy	$5	$1
UNS Electric	1	1
UNS Gas	—	1
Total Due to Related Parties	$6	$3
The following table presents the components of related party transactions included in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
(in millions)	2024	2023
Goods and Services Provided by TEP to Affiliates
Common Costs, UNS Energy Affiliates (1)	$6	$6
Transmission Revenues, UNS Electric (2)	2	2
Wholesale Revenues, UNS Electric (2)	2	7

Goods and Services Provided by Affiliates to TEP
Corporate Services, UNS Energy (3)	$3	$3
Capacity Charges, UNS Gas (4)	1	1
Purchased Power, UNS Electric (2)	—	1
(1)Common costs (information systems, facilities, etc.) are allocated on a cost-causative basis and recorded as revenue by TEP. The method of allocation is deemed reasonable by management and is reviewed by the ACC as part of the rate case process.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2)TEP and UNS Electric sell power and transmission services to each other. Wholesale power is sold at prevailing market prices, while transmission services are sold at FERC-approved rates through the applicable OATT.

(3)Costs for corporate services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry-accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 85% of UNS Energy's allocated costs. Corporate Services, UNS Energy includes legal, audit, and Fortis' management fees. TEP's share of Fortis' management fees was $2 million in each of the three months ended March 31, 2024 and 2023.
(4)UNS Gas charges TEP for natural gas capacity used to supply one of TEP's generation facilities.

NOTE 6. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
There have been no significant changes to TEP's long-term commitments from those reported in its 2023 Annual Report on Form 10-K.
CONTINGENCIES
Legal Matters
TEP is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. TEP believes such normal and routine litigation will not have a material impact on its operations or consolidated financial results.
Mine Reclamation at Generation Facilities Not Operated by TEP
TEP pays ongoing mine reclamation costs related to coal mines that supply generation facilities in which TEP has an ownership interest but does not operate. Amounts recorded for final mine reclamation costs are subject to various assumptions, such as: estimations of reclamation costs; timing of when final reclamation will occur; and the expected inflation rate. As these assumptions change, TEP prospectively adjusts the expense amounts for final reclamation over the remaining term of the respective coal supply agreement. TEP’s PPFAC allows the pass-through of final mine reclamation costs to retail customers as a component of fuel costs. Therefore, TEP defers these expenses until recovered from customers by recording a regulatory asset and the reclamation liability over the remaining life of the respective coal supply agreements. TEP recovers the regulatory asset through the PPFAC as final mine reclamation costs are funded. After expiration of the related coal supply agreement, TEP will record its share of any change in the estimate of its final mine reclamation liability to its regulatory asset and reclamation liability.
TEP is liable for a portion of final mine reclamation costs for the mines at San Juan and Four Corners. TEP’s share of final mine reclamation costs at Four Corners is $6 million upon the expiration of the Four Corners coal supply agreement in 2031. TEP ceased operations at San Juan upon expiration of the coal supply agreement in 2022. In March 2024, TEP increased the San Juan final mine reclamation liability by $15 million as a result of a new final mine reclamation study. As of March 31, 2024, TEP’s remaining final mine reclamation liability at San Juan was $38 million. TEP established a trust to fund its share of estimated final mine reclamation costs at San Juan, which will remain in effect through the completion of final mine reclamation activities currently projected to be 2040. See Note 1 for additional information on restricted cash relating to TEP's share of final mine reclamation and decommissioning costs at San Juan.
TEP's aggregate liability balance related to San Juan and Four Corners final mine reclamation totaled $42 million and $29 million as of March 31, 2024, and December 31, 2023, respectively, and was recorded in Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets.
Performance Guarantees
TEP has joint generation participation agreements with participants at Four Corners and Luna Generating Station (Luna), which expire in 2041 and 2046, respectively. The participants at Four Corners and Luna, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. There is no maximum potential amount of future payments TEP could be required to make under the Luna guarantee. The maximum potential amount of future payments on the non-defaulting parties is $250 million at Four Corners. As of March 31, 2024, there have been no such payment defaults under either of the participation agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Navajo Generating Station and San Juan participation agreements expired in 2019 and 2022, respectively, but certain performance obligations continue through the decommissioning of both generation facilities. In the case of a default under either participation agreement, the non-defaulting participants would seek financial recovery directly from the defaulting party.
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

NOTE 7. EMPLOYEE BENEFIT PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
(in millions)	2024	2023	2024	2023
Service Cost	$4	$3	$1	$1
Non-Service Cost (1)
Interest Cost	6	5	1	1
Expected Return on Plan Assets	(8)	(7)	(1)	—
Amortization of Net Loss	1	1	—	—
Net Periodic Benefit Cost	$3	$2	$1	$2
(1)The non-service components of net periodic benefit cost are included in Other, Net on the Condensed Consolidated Statements of Income.

NOTE 8. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	March 31, 2024
Assets
Cash Equivalents (1)	$8	$—	$8
Restricted Cash (1)	32	—	32
Energy Derivative Contracts, Regulatory Recovery (2)	—	32	32
Energy Derivative Contracts, No Regulatory Recovery (2)	—	29	29
Total Assets	40	61	101
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(47)	(47)
Total Liabilities	—	(47)	(47)
Total Assets (Liabilities), Net	$40	$14	$54

(in millions)	December 31, 2023
Assets
Restricted Cash (1)	$34	$—	$34
Energy Derivative Contracts, Regulatory Recovery (2)	—	32	32
Energy Derivative Contracts, No Regulatory Recovery (2)	—	3	3
Total Assets	34	35	69
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(30)	(30)
Total Liabilities	—	(30)	(30)
Total Assets (Liabilities), Net	$34	$5	$39
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis in the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	March 31, 2024
Derivative Assets
Energy Derivative Contracts	$61	$21	$—	$40
Derivative Liabilities
Energy Derivative Contracts	(47)	(21)	—	(26)

(in millions)	December 31, 2023
Derivative Assets
Energy Derivative Contracts	$35	$15	$—	$20
Derivative Liabilities
Energy Derivative Contracts	(30)	(15)	—	(15)
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

	Three Months Ended March 31,
(in millions)	2024	2023
Unrealized Net Gain (Loss) (1)	$(14)	$(42)
(1)For the three months ended March 31, 2024 and 2023, unrealized net loss on regulatory recoverable derivative contracts was primarily due to decreases in forward market prices of natural gas.

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

	Three Months Ended March 31,
(in millions)	2024	2023
Operating Revenues	$27	$13
Derivative Volumes
As of March 31, 2024, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	March 31, 2024	December 31, 2023
Power Contracts GWh	5,468	1,449
Gas Contracts BBtu	97,012	89,105
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
The fair value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $31 million as of March 31, 2024, compared with $28 million as of December 31, 2023. TEP had no cash posted as collateral to provide credit enhancement as of March 31, 2024, and December 31, 2023. TEP would have been required to post $31 million and $28 million of collateral if the credit risk contingent features had been triggered on March 31, 2024, and December 31, 2023, respectively. TEP had $7 million and $13 million in outstanding net payable balances for settled positions as of March 31, 2024, and December 31, 2023, respectively.
FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE
The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. Due to the short-term nature of borrowings under revolving credit facilities approximating fair value, they have been excluded from the table below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Net Carrying Value		Fair Value
(in millions)		March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,397	$2,397	$2,085	$2,127

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that resulted in recognition of assets and liabilities but did not result in cash receipts or payments were as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Accrued Capital Expenditures	$47	$47
Renewable Energy Credits	5	6
Net Cost of Removal Increase (Decrease) (1)	4	(3)
Asset Retirement Obligations Increase (Decrease)	(1)	(1)
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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes in Part I, Item 1 of this Form 10-Q. For information on factors that may cause our actual future results to differ from those we currently anticipate, see Forward-Looking Information at the front of this Form 10-Q and Risk Factors in Part 1, Item 1A of our 2023 Annual Report on Form 10-K, and in Part II, Item 1A of this Form 10-Q.
References in Management's Discussion and Analysis to "we," "our," and "us" are to TEP.

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
•Continuing our transition to a less carbon-intensive energy portfolio, while providing reliability and rate stability for our customers, mitigating environmental impacts, complying with regulatory requirements, leveraging and improving our existing utility infrastructure, and maintaining financial strength. In November 2023, we announced our new aspirational goal of net zero direct GHG emissions by 2050. The new goal keeps us on pace to reduce carbon emissions by 80% compared to 2005 by 2035. The establishment of this additional target reinforces our commitment to decarbonize over the long-term, while preserving customer reliability and affordability. These goals may be impacted by various federal and state energy policies, including policies currently under consideration.
•Focusing on our core utility business through operational excellence, promoting economic development in our service territory, investing in infrastructure to ensure reliable service, and maintaining a strong community presence.
Performance - The first three months of 2024 compared with the first three months of 2023
We reported net income of $51 million in the first three months of 2024 compared with net income of $47 million in the first three months of 2023. The increase of $4 million, or 9%, was primarily due to (net of tax):
•$11 million in higher margin from retail revenue primarily due to an increase in rates as approved in the 2023 Rate Order; partially offset by lower usage as a result of less favorable weather and lower LFCR revenues;
•$7 million in higher margin from wholesale transactions primarily due to an increase in revenues realized from wholesale trading as defined in the PPFAC plan of administration; partially offset by a decrease in long-term wholesale volumes due to less favorable market conditions and the expiration of certain contracts; and
•$3 million in higher AFUDC due to an increase in eligible construction expenditures.

The increase was partially offset by:
•$6 million in higher depreciation expense primarily due an increase in depreciation rates as approved in the 2023 Rate Order;
•$4 million in lower margin from transmission revenue primarily due to a regulatory decision approving a credit to retail customers for certain transmission revenues;
•$3 million in higher base operations and maintenance expenses primarily due to an increase in outside service expenses and higher maintenance costs at our generation facilities; and
•$1 million in lower interest income due to a reduction in under-recovered PPFAC costs.

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
•a 6.93% return on original cost rate base of $3.6 billion, which includes a return on equity of 9.55% and an average cost of debt of 3.82%; and
•approval to recover costs of changes in generation resources, including the addition of Oso Grande in rates.
Generation Resource Strategy
Our long-term resource planning strategy is to continue our transition to a less carbon-intensive energy portfolio by expanding renewable energy, energy storage, and natural gas resources while reducing reliance on coal-fired generation resources. In November 2023, we filed our 2023 IRP with the ACC, which outlines our plan to expand our clean energy portfolio to support anticipated growth and maintain affordable, reliable service as we work towards a new aspirational goal of net zero direct GHG emissions by 2050. The new goal keeps us on pace to reduce our carbon emissions by 80% compared to 2005 by 2035.
As a result of our 2022 All-Source Request for Proposal (ASRFP), we entered into an EPC agreement to develop Roadrunner Reserve I and a renewable PPA with Wilmot Energy Center II (Wilmot II). Wilmot II will have 100 MW of solar capacity accompanied by 100 MW of battery storage with an anticipated in service date in 2026. In December 2023, we issued another ASRFP based on the resource needs outlined in our 2023 IRP, including natural gas-fired generation, targeting in-service dates of 2026 through 2027.
In April 2024, as a result of our 2022 ASRFP, we entered into a PPA with Winchester Solar I, LLC (Winchester). Winchester will have 80 MW of solar capacity accompanied by 80 MW of battery storage with an anticipated in service date of March 2027.
Our existing coal-fired generation fleet faces a number of uncertainties affecting the viability of continued operations, including changing state and federal law and energy policies, competition from other resources, fuel supply and land lease contract extensions, environmental regulations and policies, and, for jointly-owned facilities, the willingness of other owners to continue their participation. Given this uncertainty, we expect to exit all ownership interests in coal-fired generation facilities by 2032. We will seek regulatory recovery for amounts, if any, that would not otherwise be recovered as a result of these actions. The execution of our 2023 IRP is dependent on obtaining regulatory recovery in future rate proceedings.

Oso Grande
Production Tax Credits
PTCs are per kWh federal tax credits earned for electricity generated using qualified energy resources, which can be claimed for a 10-year period once a qualifying facility is placed in service. In May 2021, Oso Grande, a qualified energy resource, was placed in service. While costs associated with operating the facility are recorded throughout the year, PTCs are recognized through the effective tax rate provision and are primarily recognized in the third quarter due to weather patterns that contribute to seasonal fluctuations in taxable earnings. We recorded PTCs of approximately $4 million in each of the three months ended March 31, 2024, and 2023. The PTC rate published by the IRS for electricity produced by a qualified facility using wind placed in service prior to 2022 was $0.028 for 2023.
Electricity generated from Oso Grande depends heavily on wind conditions. If such conditions vary from our estimates, or if any operational constraints exist, the project's electricity generation and associated PTCs may be substantially different compared to prior periods. As of September 1, 2023, Oso Grande is included in rates as part of the 2023 Rate Order.
Weather Patterns
Changing weather patterns and other factors cause seasonal fluctuations in sales of power. Our retail sales are highest in the second and third quarter of the year when cooling demand is higher, which results in higher revenue during this period. By contrast, lower sales of power occur during the first and fourth quarters of the year, due to mild winter weather in our retail service territory. Our operating costs are generally consistent throughout the year which produces higher operating income in the second and third quarter and lower operating income in the first and fourth quarter. As a result, seasonal fluctuations affect the comparability of our results of operations.
Interest Rates
See Part II, Item 7A in our 2023 Annual Report on Form 10-K and Part I, Item 3 of this Form 10-Q for information regarding interest rate risk and its impact on earnings.

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
The following discussion provides the significant items that affected our results of operations for the first three months of 2024 compared with the same period in 2023 presented on a pre-tax basis.

Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2024	2023	Percent
Operating Revenues
Retail	$282	$233	21.0%
Wholesale, Short-Term (1)	84	94	(10.6)%
Wholesale, Long-Term	19	29	(34.5)%
Transmission	14	17	(17.6)%
Springerville Units 3 and 4 Participant Billings	36	27	33.3%
Other	18	36	(50.0)%
Total Operating Revenues	$453	$436	3.9%
(1)Includes revenue realized from wholesale trading as defined in the PPFAC plan of administration. We share 10% of any realized gains on trading transactions with retail customers through the PPFAC mechanism.
We reported Operating Revenues of $453 million for the first three months of 2024 compared with $436 million in the same period for 2023. The increase of $17 million, or 4%, was primarily due to:
•$49 million in higher retail revenue primarily due to: (i) higher PPFAC cost recoveries as a result of an increase in the PPFAC rate; and (ii) an increase in rates as approved in the 2023 Rate Order; partially offset by lower usage as a result of less favorable weather; and
•$9 million in higher participant billings primarily related to Springerville Unit 4.
The increase was partially offset by:
•$18 million in lower other revenue primarily due to the expiration of an asset management agreement and lower LFCR revenues;
•$10 million in lower short-term wholesale sales primarily due to a decrease in price; partially offset by an increase in volume and an increase in revenue realized from wholesale trading as defined in the PPFAC plan of administration; and
•$10 million in lower long-term wholesale sales primarily due to a decrease in volumes due to less favorable market conditions and the expiration of certain contracts.

The following table provides key statistics impacting Operating Revenues:

	Three Months Ended March 31,		Increase (Decrease)
(kWh in millions)	2024	2023	Percent
Electric Sales (kWh) (1)
Retail Sales	1,795	1,822	(1.5)%
Wholesale, Long-Term	317	474	(33.1)%
Wholesale, Short-Term	1,533	941	62.9%
Total Electric Sales	3,645	3,237	12.6%

Average Revenue per kWh (2)
Retail	15.71	12.78	22.9%
Wholesale, Long-Term	5.85	6.07	(3.6)%
Wholesale, Short-Term	3.73	8.61	(56.7)%

Total Retail Customers (3)	449,619	444,834	1.1%
(1)These numbers represent the kWh sold to retail, long-term wholesale, and short-term wholesale customers. Management uses kWh sold to retail and wholesale customers to monitor electricity usage.
(2)This metric represents the cents earned per kWh for retail and wholesale revenue. This number is calculated as revenue, excluding revenue realized from wholesale trading as defined in the PPFAC plan of administration, divided by Electric Sales (kWh) for each respective revenue class. Management uses this metric to monitor retail and wholesale rates.
(3)This number represents the total retail customer count across all customer classes including residential, commercial, industrial (mining and non-mining), and other. The customer count is based on the number of active service agreements at the end of each period. Management uses this count to monitor the growth of retail customers.
Operating Expenses
Fuel and Purchased Power Expense
We reported Fuel and Purchased Power expense of $179 million for the first three months of 2024 compared with $185 million for the same period for 2023. The decrease of $6 million, or 3%, was primarily due to:
•$23 million in lower Fuel expense due to a decrease in natural gas prices; partially offset by an increase in coal prices and an increase in Gas-Fired Generation volumes; and
•$10 million in lower Purchased Power expense primarily due to a decrease in price.
The decrease was partially offset by a $25 million increase in PPFAC Recovery Treatment primarily due to an increase in PPFAC cost recoveries.

The following table provides key statistics impacting Fuel and Purchased Power:

	Three Months Ended March 31,		Increase (Decrease)
(kWh in millions)	2024	2023	Percent
Sources of Energy
Coal-Fired Generation	936	981	(4.6)%
Gas-Fired Generation	1,892	1,582	19.6%
Utility-Owned Renewable Generation	198	230	(13.9)%
Total Generation	3,026	2,793	8.3%
Purchased Power, Non-Renewable	403	179	125.1%
Purchased Power, Renewable	318	355	(10.4)%
Total Generation and Purchased Power (1)	3,747	3,327	12.6%

(cents per kWh)
Average Fuel Cost of Generated Power (2)
Coal	5.43	2.91	86.6%
Natural Gas (3)	2.62	5.98	(56.2)%
Average Cost of Purchased Power (4)
Purchased Power, Non-Renewable	1.36	9.20	(85.2)%
Purchased Power, Renewable	6.75	6.45	4.7%
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
Operations and Maintenance Expense
We reported Operations and Maintenance expense of $119 million for the first three months of 2024 compared with $108 million for the same period for 2023. The increase of $11 million, or 10%, was primarily due to:
•$8 million in higher reimbursable maintenance expenses related to Springerville Unit 4 primarily due to planned outages; partially offset by lower reimbursable maintenance expenses related to Springerville Unit 3; and
•$3 million in higher outside service expenses and operations and maintenance expenses at our generation facilities.
The increase was partially offset by $2 million in lower RES and DSM expenses.
Depreciation and Amortization Expense
We reported Depreciation and Amortization expense of $63 million for the first three months of 2024 compared with $57 million for the same period for 2023. The increase of $6 million, or 11%, was primarily due to an increase in depreciation rates as approved in the 2023 Rate Order.
Other Income (Expense)
We reported Other Expense of $15 million for the first three months of 2024 compared with $16 million for the same period for 2023. The decrease of $1 million, or 6%, was primarily due to $3 million in higher AFUDC due to an increase in eligible construction expenditures; partially offset by $1 million in lower interest income primarily due to a reduction in under-recovered PPFAC costs.
Income Tax Expense
We reported Income Tax Expense of $7 million for the first three months of 2024 compared with $6 million for the same period for 2023. The increase of $1 million, or 17%, was primarily due to an increase in taxable earnings.

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
Available Liquidity

(in millions)	March 31, 2024
Cash and Cash Equivalents	$57
Amount Available under Revolving Credit Agreement (1)	250
Total Liquidity	$307
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
See Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk of this Form 10-Q for additional information regarding our market risks.
Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing, and financing activities:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2024	2023	Percent
Operating Activities	$190	$121	57.0%
Investing Activities	(144)	(129)	11.6%
Financing Activities	—	135	(100.0)%
Net Increase (Decrease)	46	127	(63.8)%
Beginning of Period	43	51	(15.7)%
End of Period	$89	$178	(50.0)%
Operating Activities
Net cash flows provided by operating activities increased by $69 million in the first three months of 2024 compared with the same period in 2023. The increase was primarily due to: (i) higher PPFAC cost recoveries as a result of an increase in the

PPFAC rate; (ii) higher retail revenues related to an increase in rates as approved in the 2023 Rate Order; and (iii) favorable changes in working capital associated with wholesale sales.
Investing Activities
Net cash flows used for investing activities increased by $15 million in the first three months of 2024 compared with the same period in 2023 primarily due to an increase in cash paid for capital expenditures.
Financing Activities
Net cash flows provided by financing activities decreased by $135 million in the first three months of 2024 compared with the same period in 2023 primarily due to a decrease in proceeds from long-term debt, net of repayments.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of March 31, 2024, our short-term investments were deposited in insured cash sweep and money market accounts.
Access to Credit
We have access to working capital through our credit agreement with lenders. Amounts borrowed from the 2021 Credit Agreement are used for working capital and other general corporate purposes. LOCs will be issued from time to time to support energy procurement, hedging transactions, and other business activities.
See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 in our 2023 Annual Report on Form 10-K for additional information regarding our 2021 Credit Agreement.
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

As of March 31, 2024, we had $300 million of long-term debt maturing on March 15, 2025 recorded in Current Maturities of Long-Term Debt, Net on the Condensed Consolidated Balance Sheets. We anticipate issuing long-term debt in the third quarter of 2024.
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of March 31, 2024, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- (negative) and A3 (stable), respectively.
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

Debt Covenants
Under certain agreements, should we fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of March 31, 2024, we were in compliance with these covenants.
We do not have any provisions in any of our debt agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contributions from Parent
We received no equity contributions from UNS Energy in the first three months of 2024 and received an equity contribution of $6 million in the first three months of 2023.
Dividends Declared and Paid to Parent
We did not declare or pay dividends to UNS Energy in the first three months of 2024 or 2023.
Master Trading Agreements
We conduct our wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, we may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits established for us based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of March 31, 2024, we had no cash posted as collateral to provide credit enhancement related to our wholesale marketing or risk management activities.
Capital Expenditures
Our routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. In the first three months of 2024, there were no material changes to our forecasted capital expenditures as reported in our 2023 Annual Report on Form 10-K.
Income Tax Position
Under the terms of the tax sharing agreement with UNS Energy, we made $3 million in tax sharing payments for the first three months of 2024 and received $6 million in tax sharing payments for the first three months of 2023. Future cash flows are subject to change and are not expected to have a significant impact on our operating cash flows.
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
We conducted the potential emissions controls evaluation, commonly referred to as the four factor analysis, for the three units. These evaluations were submitted to the ADEQ in March 2020 and compliance measures for the three units were included in the revised SIP. In August 2022, the ADEQ submitted the revised SIP to the EPA, and the EPA issued a letter to the ADEQ finding Arizona's SIP revision complies with the completeness criteria outlined in the rule. The EPA must take final action on Arizona's Regional Haze SIP Revision by March 30, 2025, per consent decree entered in the U.S. District Court for the District of Columbia. We anticipate that compliance strategies, if any, will likely be required to be implemented one year following EPA approval of ADEQ's revised SIP. We cannot predict the outcome of this matter but will continue to work with the ADEQ to determine compliance strategies as needed.
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
On April 25, 2024, the EPA released a final rule repealing the ACE rule and addressing GHG emissions from existing steam electric generating units and new combustion turbines. We are analyzing the EPA's final rule and cannot predict the outcome of this matter at this time.
Coal Combustion Residuals Regulation
In April 2015, the EPA published final rules effective October 2015, which established technical requirements for CCR landfills and surface impoundments under subtitle D of the Resource Conservation and Recovery Act. The CCR rules provide for the safe disposal of coal ash from coal-fired generation facilities, including among other things, inspection, monitoring, recordkeeping, and reporting requirements. We currently dispose of CCR in an ash landfill located at the Springerville Generating Station. Arizona Public Service Company, the operator of Four Corners, currently disposes of CCR in ash ponds and dry storage areas located at the facility. At this time, we do not anticipate our share of the cost to complete any corrective actions to close the CCR disposal units, or to gather and perform remedial evaluations on groundwater at Four Corners Units 4 and 5, will have a significant impact on our financial position, results of operations, or cash flows.
In May 2023, the EPA published a proposed Legacy CCR Surface Impoundments Rule that expands the scope of federal CCR regulations to address the impacts from historical CCR disposal activities that would have ceased prior to 2015. The EPA proposes to establish two new categories of federally regulated CCR: (i) legacy surface impoundments, which are inactive surface impoundments at inactive facilities that no longer receive CCR but contained both CCR and liquids on or after October 19, 2015; and (ii) CCR management units which broadly encompass any location at an operating coal-fired generation facility where CCR would have been placed on land. As proposed, a CCR management unit would include not only historically closed landfills and surface impoundments, but also prior applications of CCR on land such as for structural fill. On April 25, 2024, the EPA released the final rule which establishes assessment, monitoring, closure, and post-closure requirements for legacy CCR impoundments and CCR management units. We are analyzing the EPA's final rule and cannot predict the outcome of this matter at this time.
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
In February 2024, the EPA published a proposed supplemental Good Neighbor rulemaking proposing to partially approve and partially disapprove the Arizona Ozone Transport SIP Revision and to expand the coverage of the Good Neighbor FIP to include Arizona. Arizona’s inclusion under the Good Neighbor FIP would subject certain of our fossil-fueled generation facilities to NOx emission reduction requirements. The EPA must take final action on Arizona’s Ozone Transport SIP Revision by August 30, 2024, per consent decree entered in the U.S. District Court for the Northern District of California. The public comment period is currently open and closes May 16, 2024.
TEP is analyzing the EPA’s proposal. We cannot predict the outcome of these matters at this time but will continue to advocate for reasonable regulation and maintain communication with the ADEQ.

CRITICAL ACCOUNTING ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements and related notes. Management believes that there have been no significant changes during the three months ended March 31, 2024, to the items that we disclosed as our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K.

NEW ACCOUNTING STANDARDS ISSUED AND NOT YET ADOPTED
For a discussion of new accounting pronouncements affecting TEP, see Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TEP’s primary market risks include fluctuations in interest rates, commodity prices and volumes, and counterparty credit. Fluctuations in interest rates can affect earnings and cash flows. TEP can enter into interest rate swaps and financing transactions to manage changes in interest rates. Fluctuations in commodity prices and volumes and counterparty credit losses may temporarily affect cash flows but are not expected to affect earnings due to expected recovery through regulatory mechanisms.
There have been no additional risks and no material changes to market risks disclosed in Part II, Item 7A in our 2023 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of March 31, 2024. There was no change in TEP’s internal control over financial reporting during the quarter ended March 31, 2024, that materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The business and financial results of TEP are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our 2023 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
*31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Susan M. Gray

*31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Frank P. Marino

**32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from TEP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	April 30, 2024	/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)