Form 10-Q
period 2024-06-30
TUCSON ELECTRIC POWER CO
filed 2024-07-31
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of July 30, 2024.

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

2023 Rate Order	Order issued by the ACC resulting in a new rate structure for TEP, effective on September 1, 2023
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
BESS	Battery Energy Storage System
CCR	Coal Combustion Residuals
DG	Distributed Generation
DSM	Demand Side Management
EPA	Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
IRA	Inflation Reduction Act, signed into law on August 16, 2022
LFCR	Lost Fixed Cost Recovery
LOC	Letter(s) of Credit
OATT	Open Access Transmission Tariff
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
PTC	Production Tax Credit
REC	Renewable Energy Credit
RES	Renewable Energy Standard
Retail Rates	Rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment
SIP	State Implementation Plan
TCA	Transmission Cost Adjustor
ENTITIES AND GENERATING STATIONS

Fortis	Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada, whose principal executive offices are located at Fortis Place, Suite 1100, 5 Springdale Street, St. John's, NL A1E 0E4
Four Corners	Four Corners Power Plant
Navajo	Navajo Generating Station
Oso Grande	A 250 MW nominal capacity wind-powered electric generation facility, located in southeastern New Mexico
Roadrunner Reserve I	A standalone battery energy storage system facility with a nominal capacity rating of 200 MW and storage capacity of 800 MWh, located in southeast Tucson, expected to be placed in service in the second half of 2025
San Juan	San Juan Generating Station
Springerville	Springerville Generating Station
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy
UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701
UNS Energy Affiliates	Affiliated subsidiaries of UNS Energy including UniSource Energy Services, Inc., UNS Electric, and UNS Gas
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy
UNITS OF MEASURE

BBtu	Billion British thermal unit(s)
GWh	Gigawatt-hour(s)
kWh	Kilowatt-hour(s)
MW	Megawatt(s)
MWh	Megawatt-hour(s)

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. TEP, or the Company, is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by TEP in this Quarterly Report on Form 10-Q. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, future economic conditions, future operational or financial performance and underlying assumptions, and other statements that are not statements of historical facts. Forward-looking statements may be identified by the use of words such as "anticipates," "believes," "estimates," "expects," "intends," "aspires," "may," "plans," "predicts," "potential," "projects," "would," "strategy," and similar expressions. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of TEP, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany such forward-looking statements. In addition, TEP disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as may otherwise be required by the federal securities laws.
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2023 Annual Report on Form 10-K; Part II, Item 1A. Risk Factors of this Form 10-Q; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; and other parts of this report. These factors include: voter initiatives and state and federal regulatory and legislative decisions and actions, including changes in tax, inclusive of the IRA and evolving interpretive guidance related thereto, and energy policies; any change in the structure of utility service in Arizona resulting from the ACC or state legislature's examination of the state's energy policies; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; unfavorable rulings, penalties, or findings by the FERC; regional economic and market conditions that could affect customer growth and electricity usage; potential changes in the benefits of participation in the Energy Imbalance Market; changes in electricity consumption by retail customers; risks related to climate change, including shifts in weather seasonality, extreme weather events, and wildfires, affecting electricity usage of our customers, operational performance, and operating and capital costs to ensure system reliability; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the demand plus reserve margin requirements; the cost of debt and equity capital and access to capital markets and bank markets, which may affect our ability to raise additional capital and to use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and a volatile interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and related contribution requirements and expenses; our ability to manage timelines and budgets related to capital projects, including EPC agreements to develop standalone battery energy storage facilities, and/or to obtain the anticipated performance or other benefits of such capital projects; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense, including increases due to inflationary effects, heightened geopolitical instability, and/or global supply chain challenges; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting estimates; the ongoing impact of mandated energy efficiency and DG initiatives; our ability to effectively implement plans to meet our goals related to reducing carbon emissions by 2035 and 2050, and the potential impact on our financial condition; changes to long-term contracts; the cost of fuel and power supplies; fluctuations or increases in commodity prices; the ability to obtain coal or natural gas from our suppliers; the timing and cost of generation facility decommissioning and mine reclamation activities; cyber-attacks, data breaches, or other cyberspace attacks to our information security and our operations and technology infrastructure, including attacks that may arise from heightened geopolitical instability; physical attacks to our electric generation, transmission, and distribution assets; the performance of generation facilities, including renewable generation resources; the extent of the impact of a global health or other crisis on our business and operations, and any economic and/or societal disruptions resulting therefrom and from the government actions taken in response thereto; and the implementation of our 2023 IRP.

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues	$429,546	$418,236	$882,302	$854,089

Operating Expenses
Fuel	63,648	64,630	165,102	188,700
Purchased Power	27,440	47,136	53,670	83,576
Transmission and Other PPFAC Recoverable Costs	15,389	15,362	33,467	31,961
Increase (Decrease) to Reflect PPFAC Recovery Treatment	38,467	26,583	71,235	34,497
Total Fuel and Purchased Power	144,944	153,711	323,474	338,734
Operations and Maintenance	105,517	119,983	224,266	228,042
Depreciation	56,367	47,424	111,971	94,564
Amortization	7,773	9,803	15,509	19,494
Taxes Other Than Income Taxes	17,493	17,103	36,245	34,380
Total Operating Expenses	332,094	348,024	711,465	715,214

Operating Income	97,452	70,212	170,837	138,875

Other Income (Expense)
Interest Expense	(24,248)	(24,172)	(48,253)	(47,488)
Allowance For Borrowed Funds	1,877	1,161	3,753	2,169
Allowance For Equity Funds	5,407	3,249	10,659	6,142
Unrealized Gains (Losses) on Investments	128	433	990	1,793
Other, Net	421	3,666	1,716	5,757
Total Other Income (Expense)	(16,415)	(15,663)	(31,135)	(31,627)

Income Before Income Tax Expense	81,037	54,549	139,702	107,248
Income Tax Expense	10,603	6,823	18,087	12,629
Net Income	$70,434	$47,726	$121,615	$94,619
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net Income	$121,615	$94,619
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	111,971	94,564
Amortization Expense	15,509	19,494
Amortization of Debt Issuance Costs	1,526	1,541
Use of Renewable Energy Credits for Compliance	23,985	22,608
Deferred Income Taxes	13,248	9,915
Pension and Other Postretirement Benefits Expense	9,019	7,588
Pension and Other Postretirement Benefits Funding	(5,762)	(4,727)
Allowance for Equity Funds Used During Construction	(10,659)	(6,142)
Changes in Current Assets and Current Liabilities:
Accounts Receivable	(12,518)	108,638
Materials, Supplies, and Fuel Inventory	(17,071)	(18,147)
Regulatory Assets	49,894	22,679
Other Current Assets	326	859
Accounts Payable and Accrued Charges	2,894	(118,955)
Income Taxes Receivable/Payable	(426)	(1,086)
Regulatory Liabilities	22,297	(3,219)
Other, Net	(30,165)	(14,877)
Net Cash Flows—Operating Activities	295,683	215,352
Cash Flows from Investing Activities
Capital Expenditures	(265,330)	(231,472)
Purchase Intangibles, Renewable Energy Credits	(30,478)	(31,718)
Contributions in Aid of Construction	(263)	2,539
Net Cash Flows—Investing Activities	(296,071)	(260,651)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	25,000	—
Repayments of Borrowings, Revolving Credit Facility	(25,000)	—
Proceeds from Issuance, Long-Term Debt—Net of Discount	—	373,954
Repayments of Long-Term Debt	—	(240,745)
Dividend Paid to Parent	—	(55,000)
Payment of Debt Issuance Costs	—	(4,092)
Contribution from Parent	—	5,900
Other, Net	1,426	(877)
Net Cash Flows—Financing Activities	1,426	79,140
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1,038	33,841
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	42,595	50,981
Cash, Cash Equivalents, and Restricted Cash, End of Period	$43,633	$84,822
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Utility Plant
Plant in Service	$8,222,367	$8,035,444
Construction Work in Progress	504,888	475,391
Total Utility Plant	8,727,255	8,510,835
Accumulated Depreciation and Amortization	(2,647,300)	(2,570,157)
Total Utility Plant, Net	6,079,955	5,940,678

Investments and Other Property	66,774	70,080

Current Assets
Cash and Cash Equivalents	14,798	8,616
Accounts Receivable (Net of Allowance for Credit Losses of $11,684 and $11,676 as of June 30, 2024 and December 31, 2023, respectively)	229,531	217,381
Fuel Inventory	35,871	34,475
Materials and Supplies	184,911	172,667
Regulatory Assets	104,927	147,389
Derivative Instruments	30,771	3,091
Other	30,125	30,450
Total Current Assets	630,934	614,069

Regulatory Assets	199,545	182,997
Derivative Instruments	30,179	31,614
Other Noncurrent Assets	141,271	134,196

Total Assets	$7,148,658	$6,973,634
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	June 30, 2024	December 31, 2023
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of June 30, 2024 and December 31, 2023)	$1,696,539	$1,696,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	1,284,536	1,162,921
Accumulated Other Comprehensive Loss	(3,737)	(3,829)
Total Common Stock Equity	2,970,981	2,849,274
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of June 30, 2024 and December 31, 2023)	—	—
Long-Term Debt, Net	2,097,807	2,396,542
Total Capitalization	5,068,788	5,245,816
Current Liabilities
Current Maturities of Long-Term Debt, Net	299,743	—
Accounts Payable	137,106	137,002
Accrued Taxes Other than Income Taxes	56,519	57,291
Accrued Employee Expenses	31,423	39,466
Accrued Interest	16,307	16,541
Regulatory Liabilities	117,548	92,740
Customer Deposits	15,675	15,833
Derivative Instruments	35,829	25,828
Other	44,202	36,312
Total Current Liabilities	754,352	421,013

Deferred Income Taxes, Net	669,512	647,730
Regulatory Liabilities	378,713	396,061
Pension and Other Postretirement Benefits	81,934	81,241
Derivative Instruments	5,636	4,338
Other Noncurrent Liabilities	189,723	177,435
Total Liabilities	2,079,870	1,727,818

Commitments and Contingencies

Total Capitalization and Liabilities	$7,148,658	$6,973,634
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Three Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of March 31, 2023	$1,702,439	$(6,357)	$1,015,260	$(2,856)	$2,708,486
Net Income			47,726		47,726
Other Comprehensive Income (Loss), Net of Tax				27	27
Dividend Declared to Parent			(55,000)		(55,000)
Balances as of June 30, 2023	$1,702,439	$(6,357)	$1,007,986	$(2,829)	$2,701,239

Balances as of March 31, 2024	$1,696,539	$(6,357)	$1,214,102	$(3,783)	$2,900,501
Net Income			70,434		70,434
Other Comprehensive Income (Loss), Net of Tax				46	46
Balances as of June 30, 2024	$1,696,539	$(6,357)	$1,284,536	$(3,737)	$2,970,981

	Six Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2022	$1,696,539	$(6,357)	$968,367	$(2,884)	$2,655,665
Net Income			94,619		94,619
Other Comprehensive Income (Loss), Net of Tax				55	55
Dividend Declared to Parent			(55,000)		(55,000)
Contribution from Parent	5,900				5,900
Balances as of June 30, 2023	$1,702,439	$(6,357)	$1,007,986	$(2,829)	$2,701,239

Balances as of December 31, 2023	$1,696,539	$(6,357)	$1,162,921	$(3,829)	$2,849,274
Net Income			121,615		121,615
Other Comprehensive Income (Loss), Net of Tax				92	92
Balances as of June 30, 2024	$1,696,539	$(6,357)	$1,284,536	$(3,737)	$2,970,981

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
As of June 30, 2024, the carrying amounts of assets and liabilities in the balance sheet that relate to variable interests under long-term renewable PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as the Company would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.

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

	Six Months Ended June 30,
(in millions)	2024	2023
Cash and Cash Equivalents	$15	$53
Restricted Cash included in:
Investments and Other Property	19	19
Current Assets—Other	10	13
Cash, Cash Equivalents, and Restricted Cash, End of Period	$44	$85
Restricted cash primarily represents cash contractually required to be set aside to pay TEP's share of mine reclamation and decommissioning costs at San Juan.
Income Tax Expense
TEP realized PTC benefits associated with Oso Grande of $6 million and $10 million in Income Tax Expense on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024, respectively, and $4 million and $9 million for the three and six months ended June 30, 2023, respectively.
NEW ACCOUNTING STANDARDS ISSUED AND NOT YET ADOPTED
The following new authoritative accounting guidance issued by the Financial Accounting Standards Board (FASB) and the SEC has not yet been adopted and is not reflected in TEP’s financial statements. Unless otherwise indicated, TEP is assessing the impact such guidance may have on TEP’s financial position, results of operations, cash flows, and disclosures.
Income Tax Disclosures
In December 2023, the FASB issued accounting guidance that requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The amendments are effective for annual periods beginning January 1, 2025. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. TEP does not expect the amendments to have a material impact on TEP's financial position, results of operations, cash flows or disclosures.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Beginning of Period	$7	$118	$55	$124
Deferred Fuel and Purchased Power Costs (1)	58	65	107	123
PPFAC and Base Power Recoveries	(96)	(90)	(193)	(154)
End of Period	$(31)	$93	$(31)	$93
(1)Includes costs eligible for recovery through the PPFAC and base power rates.
Transmission Cost Adjustor
The TCA allows for timely recovery or refund of actual costs, net of applicable credits, required to provide transmission services to retail customers. TEP files new TCA rates with the ACC in December each year based on changes in net costs required to provide transmission services to retail customers. New TCA rates take effect in January of each year.
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
In May 2024, the ACC approved an increase to the RES tariff to recover under-collected RES funds totaling $17 million. The ACC also waived for TEP the general requirement that Arizona utilities file a RES implementation plan on an annual basis.
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
In the 2023 Rate Order, the ACC approved a 2023 energy efficiency implementation plan with a cumulative three-year budget of $72 million, which is collected through the DSM surcharge. In May 2024, the ACC approved refunding over-collected, uncommitted DSM surcharge funds totaling $10 million over the June and July 2024 billing periods.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded on the Condensed Consolidated Balance Sheets are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	June 30, 2024	December 31, 2023
Regulatory Assets
Pension and Other Postretirement Benefits (Note 7)	Various	$104	$107
Early Generation Retirement Costs	Various	52	48
Derivatives (Note 8)	6	34	26
Lost Fixed Cost Recovery	1	34	35
Property Tax Deferrals (1)	1	30	30
Final Mine Reclamation (2)	16	21	6
Income Taxes Recoverable through Future Rates (3)	Various	5	6
Unamortized Loss on Reacquired Debt	Various	5	5
Under-Recovered Purchased Energy Costs	1	—	55
Other Regulatory Assets	Various	20	12
Total Regulatory Assets		305	330
Less Current Portion	1	105	147
Total Noncurrent Regulatory Assets		$200	$183

Regulatory Liabilities
Income Taxes Payable through Future Rates (3)	Various	$220	$229
Net Cost of Removal (4)	Various	123	130
Renewable Energy Standard	Various	75	77
Over-Recovered Purchased Energy Costs	1	31	—
Derivatives (Note 8)	6	28	28
Demand Side Management	1	8	9
Deferred Investment Tax Credits	Various	6	6
Pension and Other Postretirement Benefits (Note 7)	Various	4	4
Transmission Revenue Requirement Balancing Account	1	—	5
Other Regulatory Liabilities	Various	2	1
Total Regulatory Liabilities		497	489
Less Current Portion	1	118	93
Total Noncurrent Regulatory Liabilities		$379	$396
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NOTE 3. REVENUE
DISAGGREGATION OF REVENUES
TEP earns most of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Retail	$334	$297	$616	$530
Wholesale	51	64	140	190
Other Services	27	39	66	70
Revenues from Contracts with Customers	412	400	822	790
Alternative Revenues	11	8	19	21
Other	7	10	41	43
Total Operating Revenues	$430	$418	$882	$854

NOTE 4. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable on the Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2024	December 31, 2023
Retail	$111	$109
Retail, Unbilled	79	57
Retail, Allowance for Credit Losses	(12)	(12)
Wholesale (1)	29	37
Due from Affiliates (Note 5)	8	7
Other	15	19
Accounts Receivable	$230	$217
(1)Includes $8 million as of June 30, 2024, and $10 million as of December 31, 2023, of receivables related to revenue from derivative instruments.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Beginning of Period	$(11)	$(8)	$(12)	$(9)
Credit Loss Expense	(2)	(1)	(3)	(2)
Write-offs	1	—	3	2
End of Period	$(12)	$(9)	$(12)	$(9)

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
The following table presents the components of related party balances included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2024	December 31, 2023
Receivables from Related Parties
UNS Electric	$6	$5
UNS Gas	2	2
Total Due from Related Parties	$8	$7

Payables to Related Parties
UNS Energy	$2	$1
UNS Electric	1	1
UNS Gas	—	1
Total Due to Related Parties	$3	$3
The following table presents the components of related party transactions included in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Goods and Services Provided by TEP to Affiliates
Common Costs, UNS Energy Affiliates (1)	$6	$5	$12	$11
Transmission Revenues, UNS Electric (2)	2	2	4	4
Wholesale Revenues, UNS Electric (2)	1	6	3	13
Control Area Services, UNS Electric (3)	1	1	1	1

Goods and Services Provided by Affiliates to TEP
Corporate Services, UNS Energy (4)	$2	$1	$5	$4
Corporate Services, UNS Energy Affiliates (5)	1	1	1	1
Capacity Charges, UNS Gas (6)	—	—	1	1
Purchased Power, UNS Electric (2)	—	—	—	1
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

(3)TEP charges UNS Electric for control area services under a FERC-filed Control Area Services Agreement.

(4)Costs for corporate services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry-accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 85% of UNS Energy's allocated costs. Corporate Services, UNS Energy includes legal, audit, and Fortis' management fees. TEP's share of Fortis' management fees was $2 million and $4 million for the three and six months ended June 30, 2024 and 2023, respectively.
(5)Costs for corporate services (e.g., finance, accounting, tax, legal, and information technology) and other labor services for UNS Energy Affiliates are directly assigned to the benefiting entity at a fully burdened cost when possible.
(6)UNS Gas charges TEP for natural gas capacity used to supply one of TEP's generation facilities.
DIVIDEND DECLARED TO PARENT
On July 25, 2024, TEP declared a dividend of up to $85 million to be paid to UNS Energy on or before December 31, 2024.

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
Mine Reclamation at Generation Facilities Not Operated by TEP
TEP pays ongoing mine reclamation costs related to coal mines that supply generation facilities in which TEP has an ownership interest but does not operate. Amounts recorded for final mine reclamation costs are subject to various assumptions, such as: estimations of reclamation costs; timing of when final reclamation will occur; and the expected inflation rate. As these assumptions change, TEP prospectively adjusts the expense amounts for final reclamation over the remaining term of the respective coal supply agreement. TEP’s PPFAC allows the pass-through of final mine reclamation costs to retail customers as a component of fuel costs. Therefore, TEP defers these expenses until recovered from customers by recording a regulatory asset and the reclamation liability over the remaining life of the respective coal supply agreements. TEP recovers the regulatory asset through the PPFAC as final mine reclamation costs are funded. After expiration of the related coal supply agreement, TEP records its share of any change in the estimate of its final mine reclamation liability to its regulatory asset and reclamation liability.
TEP is liable for a portion of final mine reclamation costs for the mines at San Juan and Four Corners. TEP’s share of final mine reclamation costs at Four Corners is $6 million upon the expiration of the Four Corners coal supply agreement in 2031. TEP ceased operations at San Juan upon expiration of the coal supply agreement in 2022. In March 2024, TEP increased the San Juan final mine reclamation liability by $15 million as a result of a new final mine reclamation study. As of June 30, 2024, TEP’s remaining final mine reclamation liability at San Juan was $36 million. TEP established a trust to fund its share of estimated final mine reclamation costs at San Juan, which will remain in effect through the completion of final mine reclamation activities currently projected to be 2040. See Note 1 for additional information on restricted cash relating to TEP's share of final mine reclamation and decommissioning costs at San Juan.
TEP's aggregate liability balance related to San Juan and Four Corners final mine reclamation totaled $40 million and $29 million as of June 30, 2024, and December 31, 2023, respectively, and was recorded in Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets.
Performance Guarantees
TEP has joint generation participation agreements with participants at Four Corners and Luna Generating Station (Luna), which expire in 2041 and 2046, respectively. The participants at Four Corners and Luna, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. There is no maximum potential amount of future payments TEP could be required to make under the Luna guarantee. The maximum potential amount of future payments on the non-defaulting parties is $250 million at Four Corners. As of June 30, 2024, there have been no such payment defaults under either of the participation agreements.
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

NOTE 7. EMPLOYEE BENEFIT PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
(in millions)	2024	2023	2024	2023
Service Cost	$3	$3	$1	$1
Non-Service Cost (1)
Interest Cost	6	6	1	1
Expected Return on Plan Assets	(8)	(7)	—	(1)
Amortization of Net Loss	2	1	—	—
Net Periodic Benefit Cost	$3	$3	$2	$1

	Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Service Cost	$7	$6	$2	$2
Non-Service Cost (1)
Interest Cost	12	11	2	2
Expected Return on Plan Assets	(16)	(14)	(1)	(1)
Amortization of Net Loss	3	2	—	—
Net Periodic Benefit Cost	$6	$5	$3	$3
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	June 30, 2024
Assets
Restricted Cash (1)	$29	$—	$29
Energy Derivative Contracts, Regulatory Recovery (2)	—	33	33
Energy Derivative Contracts, No Regulatory Recovery (2)	—	28	28
Total Assets	29	61	90
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(41)	(41)
Total Liabilities	—	(41)	(41)
Total Assets (Liabilities), Net	$29	$20	$49

(in millions)	December 31, 2023
Assets
Restricted Cash (1)	$34	$—	$34
Energy Derivative Contracts, Regulatory Recovery (2)	—	32	32
Energy Derivative Contracts, No Regulatory Recovery (2)	—	3	3
Total Assets	34	35	69
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(30)	(30)
Total Liabilities	—	(30)	(30)
Total Assets (Liabilities), Net	$34	$5	$39
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis in the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	June 30, 2024
Derivative Assets
Energy Derivative Contracts	$61	$21	$—	$40
Derivative Liabilities
Energy Derivative Contracts	(41)	(21)	—	(20)

(in millions)	December 31, 2023
Derivative Assets
Energy Derivative Contracts	$35	$15	$—	$20
Derivative Liabilities
Energy Derivative Contracts	(30)	(15)	—	(15)
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Unrealized Net Gain (Loss) (1)	$6	$(5)	$(8)	$(47)
(1)For the three months ended June 30, 2024, unrealized net gain on regulatory recoverable derivative contracts was primarily due to the settlement of gas contracts. For the six months ended June 30, 2024, unrealized net loss on regulatory recoverable derivative contracts was primarily due to changes in forward prices of power. For the three and six months ended June 30, 2023, unrealized net loss on regulatory recoverable derivative contracts was primarily due to decreases in forward market prices of natural gas.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Operating Revenues	$—	$4	$27	$17
Derivative Volumes
As of June 30, 2024, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	June 30, 2024	December 31, 2023
Power Contracts GWh	4,221	1,449
Gas Contracts BBtu	93,048	89,105
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
The fair value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $33 million as of June 30, 2024, compared with $28 million as of December 31, 2023. TEP had no cash posted as collateral to provide credit enhancement as of June 30, 2024, and December 31, 2023. TEP would have been required to post $33 million and $28 million of collateral if the credit risk

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
contingent features had been triggered on June 30, 2024, and December 31, 2023, respectively. TEP had $14 million and $13 million in outstanding net payable balances for settled positions as of June 30, 2024, and December 31, 2023, respectively.
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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Net Carrying Value		Fair Value
(in millions)		June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,398	$2,397	$2,054	$2,127

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION
CASH TRANSACTIONS

	Six Months Ended June 30,
(in millions)	2024	2023
Interest Paid, Net of Amounts Capitalized	$42	$39
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that resulted in recognition of assets and liabilities but did not result in cash receipts or payments were as follows:

	Six Months Ended June 30,
(in millions)	2024	2023
Accrued Capital Expenditures	$32	$31
Renewable Energy Credits	5	6
Asset Retirement Obligations Increase (Decrease)	(1)	(1)
Net Cost of Removal Increase (Decrease) (1)	(3)	(9)
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
•Continuing our transition to a less carbon-intensive energy portfolio, while providing reliability and rate stability for our customers, mitigating environmental impacts, complying with regulatory requirements, leveraging and improving our existing utility infrastructure, and maintaining financial strength. In 2023, we announced our aspirational goal of net zero direct GHG emissions by 2050. The goal keeps us on pace to reduce carbon emissions by 80% compared to 2005 by 2035. The establishment of this additional target reinforces our commitment to decarbonize over the long-term, while preserving customer reliability and affordability. These goals may be impacted by various federal and state energy policies, including policies currently under consideration, and other external factors, including new customer growth.
•Focusing on our core utility business through operational excellence, promoting economic development in our service territory, investing in infrastructure to ensure reliable service, and maintaining a strong community presence.
Performance - The second quarter of 2024 compared with the second quarter of 2023
We reported net income of $70 million in the second quarter of 2024 compared with net income of $48 million in the second quarter of 2023. The increase of $22 million, or 46%, was primarily due to (net of tax):
•$28 million in higher margin from retail revenue primarily due to an increase in rates as approved in the 2023 Rate Order and higher usage as a result of favorable weather; and
•$2 million in higher AFUDC due to an increase in eligible construction expenditures.

The increase was partially offset by:
•$6 million in higher depreciation expense primarily due to an increase in depreciation rates as approved in the 2023 Rate Order; and
•$3 million in lower interest income primarily due to a reduction in under-recovered PPFAC costs.
Performance - The first six months of 2024 compared with the first six months of 2023
We reported net income of $122 million in the first six months of 2024 compared with net income of $95 million in the first six months of 2023. The increase of $27 million, or 28%, was primarily due to (net of tax):
•$39 million in higher margin from retail revenue primarily due to an increase in rates as approved in the 2023 Rate Order and higher usage as a result of favorable weather; partially offset by lower LFCR revenues;
•$6 million in higher margin from wholesale transactions primarily due to an increase in revenues realized from wholesale trading as defined in the PPFAC plan of administration; partially offset by a decrease in long-term wholesale volumes due to less favorable market conditions and the expiration of certain contracts; and
•$5 million in higher AFUDC due to an increase in eligible construction expenditures.
The increase was partially offset by:
•$12 million in higher depreciation expense primarily due an increase in depreciation rates as approved in the 2023 Rate Order;
•$4 million in lower interest income primarily due to a reduction in under-recovered PPFAC costs;
•$3 million in higher base operations and maintenance expenses primarily due to an increase in employee wages and benefits expenses and an increase in outside services expenses; partially offset by lower operations and maintenance expenses at our generation facilities; and
•$2 million in lower margin from transmission revenue primarily due to a regulatory decision approving a credit to retail customers for certain transmission revenue; partially offset by an increase in TEP's transmission formula rate revenue requirement.

FACTORS AFFECTING RESULTS OF OPERATIONS
Several factors affect our current and future results of operations. The most significant factors are related to regulatory matters, generation resource strategy, and sales growth and seasonality.
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
Generation Resource Strategy
Our long-term resource planning strategy is to continue our transition to a less carbon-intensive energy portfolio by expanding renewable energy, energy storage, and natural gas resources while reducing reliance on coal-fired generation resources. In 2023, we filed our 2023 IRP with the ACC, which outlines our plan to expand our clean energy portfolio to support anticipated growth and maintain affordable, reliable service as we work towards a new aspirational goal of net zero direct GHG emissions by 2050. The new goal keeps us on pace to reduce our carbon emissions by 80% compared to 2005 by 2035.
As a result of our 2022 All-Source Request for Proposal (ASRFP), we entered into:
•an EPC agreement in September 2023 to develop Roadrunner Reserve I. Roadrunner Reserve I will be a standalone BESS facility with a nominal capacity rating of 200 MW and storage capacity of 800 MWh with an anticipated in-service date in 2025;
•a renewable PPA in January 2024 with Wilmot Energy Center II (Wilmot II). Wilmot II will have 100 MW of solar capacity accompanied by 100 MW of battery storage with an anticipated in-service date in 2026; and
•a renewable PPA in April 2024 with Winchester Solar I, LLC (Winchester). Winchester will have 80 MW of solar capacity accompanied by 80 MW of battery storage with an anticipated in-service date in 2027.
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
Oso Grande
Production Tax Credits
PTCs are per kWh federal tax credits earned for electricity generated using qualified energy resources, which can be claimed for a 10-year period once a qualifying facility is placed in service. In May 2021, Oso Grande, a qualified energy resource, was placed in service. While costs associated with operating the facility are recorded throughout the year, PTCs are recognized through the effective tax rate provision and are primarily recognized in the third quarter due to weather patterns that contribute to seasonal fluctuations in taxable earnings. We recorded approximately $6 million and $10 million in PTCs related to Oso Grande for the three and six months ended June 30, 2024, respectively, and $4 million and $9 million, for the three and six months ended June 30, 2023, respectively. The PTC rate published by the IRS for electricity produced by a qualified facility using wind placed in service prior to 2022 is $0.029 for 2024 and was $0.028 for 2023.
Electricity generated from Oso Grande depends heavily on wind conditions. If such conditions vary from our estimates, or if any operational constraints exist, the project's electricity generation and associated PTCs may be substantially different compared to prior periods. As of September 1, 2023, Oso Grande is included in rates as part of the 2023 Rate Order.
Sales Growth and Seasonality
Our average retail sales growth has remained relatively flat over the past three years. Recently, we have experienced unprecedented interest from potential new large retail customers in the manufacturing, data center, and mining sectors with significant energy demands. This interest could result in a significant increase in retail sales growth compared to our historical averages. In addition, a significant increase in energy demand could require additions to our generation fleet above what is reflected in our 2023 IRP, as well as higher transmission and distribution infrastructure investments. We are analyzing the requests and cannot predict the quantity or timing of the energy demand that may result from the current interest received.
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
•Springerville Units 3 and 4 — Operations and maintenance expenses related to Springerville Units 3 and 4 are reimbursed by Tri-State Generation and Transmission Association, Inc, the lessee of Springerville Unit 3, and SRP, the owner of Springerville Unit 4, through participant billings recorded in Operating Revenues on the Condensed Consolidated Statements of Income.
The following discussion provides the significant items that affected our results of operations in the second quarter and first six months of 2024 compared with the same period in 2023 presented on a pre-tax basis.
Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2024	2023	Percent	2024	2023	Percent
Operating Revenues
Retail	$334	$297	12.5%	$616	$530	16.2%
Wholesale, Short-Term (1)	27	42	(35.7)%	111	136	(18.4)%
Wholesale, Long-Term	12	13	(7.7)%	31	42	(26.2)%
Transmission	13	12	8.3%	26	29	(10.3)%
Springerville Units 3 and 4 Participant Billings	23	36	(36.1)%	59	63	(6.3)%
Other	21	18	16.7%	39	54	(27.8)%
Total Operating Revenues	$430	$418	2.9%	$882	$854	3.3%
(1)Includes revenue realized from wholesale trading as defined in the PPFAC plan of administration. We share 10% of any realized gains on trading transactions with retail customers through the PPFAC mechanism.

We reported Operating Revenues of $430 million in the second quarter of 2024 compared with $418 million in the same period for 2023. The increase of $12 million, or 3%, was primarily due to $37 million in higher retail revenue primarily due to: (i) an increase in rates as approved in the 2023 Rate Order; (ii) higher PPFAC cost recoveries as a result of an increase in the PPFAC rate; and (iii) higher usage as a result of favorable weather.
The increase was partially offset by:
•$15 million in lower short-term wholesale revenues primarily due to a decrease in price; and
•$13 million in lower Springerville Units 3 and 4 participant billings primarily due to higher reimbursable planned outage costs in 2023.
We reported Operating Revenues of $882 million for the first six months of 2024 compared with $854 million in the same period for 2023. The increase of $28 million, or 3%, was primarily due to $86 million in higher retail revenues primarily due to: (i) an increase in rates as approved in the 2023 Rate Order; (ii) higher PPFAC cost recoveries as a result of an increase in the PPFAC rate; and (iii) higher usage as a result of favorable weather.
The increase was partially offset by:
•$25 million in lower short-term wholesale revenues primarily due to a decrease in price; partially offset by an increase in revenue realized from wholesale trading as defined in the PPFAC plan of administration;
•$15 million in lower other revenue primarily due to the expiration of an asset management agreement and lower alternative revenues;
•$11 million in lower long-term wholesale revenues primarily due to a decrease in volumes due to less favorable market conditions and the expiration of certain contracts;
•$4 million in lower Springerville Units 3 and 4 participant billings primarily due to higher reimbursable planned outage costs in 2023; and
•$3 million in lower transmission revenues primarily due to a regulatory decision in December 2023 approving a credit to retail customers for certain transmission revenue; partially offset by an increase in TEP's transmission formula rate revenue requirement.
The following table provides key statistics impacting Operating Revenues:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(kWh in millions)	2024	2023	Percent	2024	2023	Percent
Electric Sales (kWh) (1)
Retail Sales	2,230	2,162	3.1%	4,025	3,984	1.0%
Wholesale, Long-Term	197	257	(23.3)%	514	731	(29.7)%
Wholesale, Short-Term	1,245	1,100	13.2%	2,778	2,041	36.1%
Total Electric Sales	3,672	3,519	4.3%	7,317	6,756	8.3%

Average Revenue per kWh (2)
Retail	14.96	13.75	8.8%	15.30	13.31	15.0%
Wholesale, Long-Term	6.17	4.96	24.4%	5.97	5.68	5.1%
Wholesale, Short-Term	2.11	3.49	(39.5)%	3.01	5.85	(48.5)%

Total Retail Customers (3)				450,126	445,343	1.1%
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
Operating Expenses
Fuel and Purchased Power Expense
We reported Fuel and Purchased Power expense of $145 million in the second quarter of 2024 compared with $154 million in the same period for 2023. The decrease of $9 million, or 6%, was primarily due to $20 million in lower Purchased Power expenses primarily due to a decrease in price and volume. The decrease was partially offset by a $12 million increase in PPFAC Recovery Treatment primarily due to an increase in PPFAC cost recoveries and a decrease in PPFAC eligible costs deferred as a regulatory asset for future recovery.
We reported Fuel and Purchased Power expense of $323 million for the first six months of 2024 compared with $339 million for the same period for 2023. The decrease of $16 million, or 5%, was primarily due to:
•$30 million in lower Purchased Power expenses primarily due to a decrease in price and volume; and
•$24 million in lower Fuel expense primarily due to a decrease in natural gas prices; partially offset by: (i) an increase in coal prices; (ii) higher realized losses on natural gas swaps; and (iii) an increase in Gas-Fired Generation volumes.
The decrease was partially offset by a $37 million increase in PPFAC Recovery Treatment primarily due to an increase in PPFAC cost recoveries.
The following table provides key statistics impacting Fuel and Purchased Power:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(kWh in millions)	2024	2023	Percent	2024	2023	Percent
Sources of Energy
Coal-Fired Generation	643	594	8.2%	1,579	1,575	0.3%
Gas-Fired Generation	2,098	1,833	14.5%	3,990	3,415	16.8%
Utility-Owned Renewable Generation	216	193	11.9%	414	423	(2.1)%
Total Generation	2,957	2,620	12.9%	5,983	5,413	10.5%
Purchased Power, Non-Renewable	450	611	(26.4)%	853	790	8.0%
Purchased Power, Renewable	403	419	(3.8)%	721	774	(6.8)%
Total Generation and Purchased Power (1)	3,810	3,650	4.4%	7,557	6,977	8.3%

(cents per kWh)
Average Fuel Cost of Generated Power (2)
Coal	3.53	3.21	10.0%	4.66	3.02	54.3%
Natural Gas (3)	1.87	2.34	(20.1)%	2.23	4.03	(44.7)%
Average Cost of Purchased Power (4)
Purchased Power, Non-Renewable	0.87	4.27	(79.6)%	1.10	5.39	(79.6)%
Purchased Power, Renewable	7.11	6.93	2.6%	6.95	6.71	3.6%
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
Operations and Maintenance Expense
We reported Operations and Maintenance expense of $106 million in the second quarter of 2024 compared with $120 million in the same period for 2023. The decrease of $14 million, or 12%, was primarily due to lower reimbursable maintenance expense related to Springerville Units 3 and 4 primarily due to higher planned outage costs in 2023.
We reported Operations and Maintenance expense of $224 million for the first six months of 2024 compared with $228 million for the same period for 2023. The decrease of $4 million, or 2%, was primarily due to:
•$4 million in lower reimbursable maintenance expense related to Springerville Units 3 and 4 primarily due to higher planned outage costs in 2023;
•$4 million in lower operations and maintenance expenses at our generation facilities; and
•$3 million in lower RES and DSM expenses.
The decrease was partially offset by:
•$4 million in higher employee wages and benefits expenses; and
•$3 million in higher outside services expenses.
Depreciation and Amortization Expense
We reported Depreciation and Amortization expense of $64 million in the second quarter of 2024 compared with $57 million in the same period for 2023. The increase of $7 million, or 12%, was primarily due to an increase in depreciation rates as approved in the 2023 Rate Order.
We reported Depreciation and Amortization expense of $127 million for the first six months of 2024 compared with $114 million for the same period for 2023. The increase of $13 million, or 11%, was primarily due to an increase in depreciation rates as approved in the 2023 Rate Order.
Other Income (Expense)
We reported Other Expense of $16 million in the second quarter of 2024 compared with $16 million in the same period for 2023. There is no material change in the second quarter of 2024 compared to the same period in 2023 primarily due to $4 million in lower interest income on under-recovered PPFAC balances; partially offset by $3 million in higher AFUDC due to an increase in eligible construction expenditures.
We reported Other Expense of $31 million for the first six months of 2024 compared with $32 million for the same period for 2023. The decrease of $1 million, or 3%, was primarily due to $6 million in higher AFUDC due to an increase in eligible construction expenditures; partially offset by $5 million in lower interest income on under-recovered PPFAC balances.
Income Tax Expense
We reported Income Tax Expense of $11 million in the second quarter of 2024 compared with $7 million in the same period for 2023. The increase of $4 million, or 57%, was primarily due to $7 million in higher tax expense due to an increase in taxable earnings; the increase was partially offset by $2 million in higher tax credits related to Oso Grande PTCs.
We reported Income Tax Expense of $18 million for the first six months of 2024 compared with $13 million for the same period for 2023. The increase of $5 million, or 38%, was primarily due to $8 million in higher tax expense due to an increase in taxable earnings; the increase was partially offset by $1 million in higher tax credits related to Oso Grande PTCs.

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
Available Liquidity

(in millions)	June 30, 2024
Cash and Cash Equivalents	$15
Amount Available under Revolving Credit Agreement (1)	250
Total Liquidity	$265
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
Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing, and financing activities:

	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2024	2023	Percent
Operating Activities	$296	$215	37.7%
Investing Activities	(296)	(260)	13.8%
Financing Activities	1	79	(98.7)%
Net Increase (Decrease)	1	34	(97.1)%
Beginning of Period	43	51	(15.7)%
End of Period	$44	$85	(48.2)%
Operating Activities
Net cash flows provided by operating activities increased by $81 million in the first six months of 2024 compared with the same period in 2023. The increase was primarily due to: (i) higher PPFAC cost recoveries as a result of an increase in the PPFAC rate; and (ii) higher retail revenue primarily due to an increase in rates as approved in the 2023 Rate Order and favorable weather.
Investing Activities
Net cash flows used for investing activities increased by $36 million in the first six months of 2024 compared with the same period in 2023 primarily due to an increase in cash paid for capital expenditures.

Financing Activities
Net cash flows provided by financing activities decreased by $78 million in the first six months of 2024 compared with the same period in 2023 primarily due to a decrease in proceeds from long-term debt, net of repayments; partially offset by a decrease in dividends declared and paid to UNS Energy.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of June 30, 2024, we had no short-term investments.
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

As of June 30, 2024, we had $300 million of long-term debt maturing on March 15, 2025 recorded in Current Maturities of Long-Term Debt, Net on the Condensed Consolidated Balance Sheets. We anticipate issuing long-term debt in the third quarter of 2024.
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of June 30, 2024, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- (negative) and A3 (stable), respectively.
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
Debt Covenants
Under certain agreements, should we fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of June 30, 2024, we were in compliance with these covenants.
We do not have any provisions in any of our debt agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.

Contributions from Parent
We received no equity contributions from UNS Energy in the second quarter or first six months of 2024. We received no equity contributions from UNS Energy in the second quarter of 2023 and received an equity contribution of $6 million in the first six months of 2023.
Dividends Declared and Paid to Parent
We did not declare or pay dividends to UNS Energy in the second quarter or first six months of 2024. We declared and paid $55 million in dividends to UNS Energy in the second quarter and first six months of 2023. On July 25, 2024, we declared a dividend of up to $85 million to be paid to UNS Energy on or before December 31, 2024.
Master Trading Agreements
We conduct our wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, we may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits established for us based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of June 30, 2024, we had no cash posted as collateral to provide credit enhancement related to our wholesale marketing or risk management activities.
Capital Expenditures
Our routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. In the first six months of 2024, there were no material changes to our forecasted capital expenditures as reported in our 2023 Annual Report on Form 10-K.
Income Tax Position
Under the terms of the tax sharing agreement with UNS Energy, we made $5 million in tax sharing payments for the first six months of 2024 and received $4 million in tax sharing payments for the first six months of 2023. Future tax payments or receipts are subject to change and are not expected to have a significant impact on our operating cash flows.
Environmental Matters
The EPA has the authority to regulate the amount of sulfur dioxide (SO2), nitrogen oxides (NOx), carbon dioxide (CO2), particulate matter, mercury and other by-products produced by generation facilities. We may incur additional costs to comply with future changes in federal and state environmental laws, regulations, and permit requirements at our generation facilities. Environmental laws and regulations are subject to a range of interpretations, which may ultimately be resolved by the courts. Because these laws and regulations continue to evolve, we are unable to predict the impact they may have on our operations and consolidated financial results. Complying with these changes may reduce operating efficiency and increase capital and operating costs. We expect recovery of the costs of environmental compliance through cost recovery mechanisms and Retail Rates.
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
In December 2016, the EPA signed a final rule that, among other things, changed the submittal date for the next Regional Haze SIP revisions from 2018 to 2021. The ADEQ began to develop a control strategy with a focus on making reasonable progress toward the national visibility goal. In July 2019, we were notified by the ADEQ that Sundt Unit 3 and Springerville Units 1 and 2 had been selected for potential emissions controls evaluations. We conducted the potential emissions controls evaluations, commonly referred to as the four factor analysis, for the three units. These evaluations were submitted to the ADEQ in March 2020 and compliance measures for the three units were included in the revised SIP.
In May 2024, the EPA published a proposed rule to partially approve and partially disapprove the ADEQ’s Regional Haze SIP revision. The EPA proposed to disapprove ADEQ’s control strategy in the revised SIP, which relies, in part, on the compliance measures for Sundt Unit 3 and Springerville Units 1 and 2. The EPA also requested further evaluation of Sundt Unit 4. In the event that the EPA finalizes the rule as proposed, the ADEQ has the opportunity to respond to the EPA and cure the deficiencies. In the alternative, the EPA will issue a federal implementation plan (FIP) that may contain EPA-required compliance measures for these units at Sundt and Springerville. The EPA must take final action on Arizona's Regional Haze SIP Revision by March 30, 2025, per consent decree entered in the U.S. District Court for the District of Columbia.
The public comment period for the proposal closed on July 15, 2024. We cannot predict the outcome of this matter.
Greenhouse Gas Regulation
On May 9, 2024, the EPA published final rules to regulate GHG emissions from two categories of fossil-based electric generating units (EGUs): (i) existing steam units (including coal- and natural gas-fired); and (ii) new natural gas fired turbines. The EPA did not take final action on existing natural gas-fired combustion turbines but has indicated that it plans to issue a supplemental proposal to address these units by the end of 2024.
The final rule established:
•Emission guidelines for existing coal-fired steam EGUs, which are subcategorized based on federally enforceable retirement dates. These emission guidelines affect Springerville Units 1 and 2, as well as Four Corners Units 4 and 5;
•Emission guidelines for existing natural gas- and oil-fired steam EGUs aligned with routine methods of operation and maintenance, which are subcategorized based on the annual capacity factor of each unit beginning January 1, 2030. These emission guidelines affect Sundt Units 3 and 4.
•A requirement for states to establish standards of performance that align with the emission guidelines, in the form of emission limits. States must submit these standards of performance to the EPA for approval in the form of a state plan, which is due to the EPA in May 2026; and
•New source performance standards for new stationary natural gas-fired combustion turbines, which are subcategorized based on the annual capacity factor for each unit. For base load units (i.e., units with an annual capacity factor greater than 40%), the EPA established a two-phased performance standard. For phase 1, new base load units must initially meet performance standards based on the use of highly efficient combined cycle generation with the best operating and maintenance practices. For phase 2, the final rule requires that such base load units achieve emissions reductions aligned with a 90% carbon capture and sequestration (CCS) rate beginning on January 1, 2032.
We are analyzing the EPA's final rule. Various legal challenges to the final rule are pending before the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of this matter.
Coal Combustion Residuals Regulation
In April 2015, the EPA published final rules effective October 2015 (2015 CCR Rule), which established technical requirements for CCR landfills and surface impoundments under subtitle D of the Resource Conservation and Recovery Act. The 2015 CCR Rule provides for the safe disposal of coal ash from coal-fired generation facilities, including among other things, inspection, monitoring, recordkeeping, and reporting requirements. We currently dispose of CCR in an ash landfill located at Springerville. Arizona Public Service Company, the operator of Four Corners, currently disposes of CCR in ash ponds and dry storage areas located at the facility. SRP, the former operator of Navajo, is completing closure activities at the facility's CCR landfill. With regards to future corrective actions at Four Corners to comply with the 2015 CCR Rule, our share of costs to complete any corrective actions, or to gather and perform remedial evaluations on groundwater at Units 4 and 5, is not expected to have a significant impact on our financial position, results of operations, or cash flows
On May 8, 2024, the EPA published the final Legacy CCR Surface Impoundments Rule that expands the scope of the 2015 CCR Rule to address the impacts from historical CCR management and placement activities that would have ceased prior to 2015. The EPA rule establishes two new categories of federally regulated CCR: (i) legacy surface impoundments, which are inactive surface impoundments at inactive facilities that no longer receive CCR but contained both CCR and liquids on or after October 19, 2015; and (ii) CCR Management Units (CCRMUs) which broadly encompass any location at an operating coal-fired generation facility where CCR would have been placed on land. A CCRMU includes not only historically closed landfills and surface impoundments, but also prior applications of CCR on land, such as for structural fill. The final rule also establishes assessment, groundwater monitoring, closure, and post-closure requirements for legacy CCR impoundments and CCRMUs.
We are analyzing the EPA's final rule for potential impacts to our operations. We anticipate that CCRMUs will be identified at Springerville and Four Corners. The number, location, and size of these CCRMUs are being assessed; therefore, associated compliance costs cannot be accurately predicted at this time. SRP identified CCRMUs at Navajo. Our estimated cost to comply with the EPA's final rule at Navajo is not expected to have a significant impact on our financial position, results of operations, or cash flows.

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
In March 2023, the EPA released its final FIP to address the interstate transport of ozone (Good Neighbor FIP). The Good Neighbor FIP was published in the Federal Register in June 2023, with an effective date of August 4, 2023. The Good Neighbor FIP establishes requirements for those states where the EPA disapproved Ozone Transport SIP Revisions in whole or part. The Good Neighbor FIP requires NOx emission reductions from fossil-fueled generation facilities. The EPA provided an updated analysis in the Good Neighbor FIP that suggested Arizona may be significantly contributing to one or more nonattainment or maintenance receptors and that a separate action for Arizona was forthcoming.
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
On June 27, 2024, the U.S. Supreme Court granted a stay of the Good Neighbor FIP pending the disposition of the petitions for review of the Good Neighbor FIP currently pending in the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of this matter.

CRITICAL ACCOUNTING ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements and related notes. Management believes that there have been no significant changes during the six months ended June 30, 2024, to the items that we disclosed as our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and

Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of June 30, 2024. There was no change in TEP’s internal control over financial reporting during the quarter ended June 30, 2024, that materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
*31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Susan M. Gray

*31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Frank P. Marino

**32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from TEP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	July 30, 2024	/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)