Form 10-Q
period 2024-09-30
TUCSON ELECTRIC POWER CO
filed 2024-11-05
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of November 4, 2024.

DEFINITIONS
The abbreviations and acronyms used in this Quarterly Report on Form 10-Q are defined below:
INDUSTRY ACRONYMS AND CERTAIN DEFINITIONS

2023 IRP	TEP's 2023 Integrated Resource Plan which outlines TEP's aspirational goal to reach net zero direct greenhouse gas emissions by 2050
2020 IRP	TEP's 2020 Integrated Resource Plan which outlines TEP's plan to reduce its carbon emissions by 80% compared to 2005 by 2035
2021 Credit Agreement
The 2021 Credit Agreement, as amended in June 2023 and extended in October 2024, provides for $250 million of revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively, and a maturity date of October 2027

2023 Rate Order	Order issued by the ACC resulting in a new rate structure for TEP, effective on September 1, 2023
ABR	Alternate Base Rate
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
ADJ	SOFR Rate Spread Adjustment
AFUDC	Allowance for Funds Used During Construction
BESS	Battery Energy Storage System
CCR	Coal Combustion Residuals
DG	Distributed Generation
DSM	Demand Side Management
EPA	Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
IRA	Inflation Reduction Act, signed into law on August 16, 2022
LFCR	Lost Fixed Cost Recovery
LOC	Letter(s) of Credit
OATT	Open Access Transmission Tariff
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
PTC	Production Tax Credit
REC	Renewable Energy Credit
RES	Renewable Energy Standard
Retail Rates	Rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment
SIP	State Implementation Plan
SOFR	Secured Overnight Financing Rate
TCA	Transmission Cost Adjustor
ENTITIES AND GENERATING STATIONS

Fortis	Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada, whose principal executive offices are located at Fortis Place, Suite 1100, 5 Springdale Street, St. John's, NL A1E 0E4
Four Corners	Four Corners Power Plant
Navajo	Navajo Generating Station
Oso Grande	A 250 MW nominal capacity wind-powered electric generation facility, located in southeastern New Mexico
Roadrunner Reserve I	A standalone battery energy storage system facility with a nominal capacity rating of 200 MW and storage capacity of 800 MWh, located in southeast Tucson, expected to be placed in service in the second half of 2025
Roadrunner Reserve II	A standalone battery energy storage system facility with a nominal capacity rating of 200 MW and storage capacity of 800 MWh, located in southeast Tucson, expected to be placed in service in the second half of 2026
San Juan	San Juan Generating Station
Springerville	Springerville Generating Station
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy
UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701
UNS Energy Affiliates	Affiliated subsidiaries of UNS Energy including UniSource Energy Services, Inc., UNS Electric, and UNS Gas
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy

UNITS OF MEASURE

BBtu	Billion British thermal unit(s)
GWh	Gigawatt-hour(s)
kWh	Kilowatt-hour(s)
MW	Megawatt(s)
MWh	Megawatt-hour(s)

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. TEP, or the Company, is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by TEP in this Quarterly Report on Form 10-Q. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, future economic conditions, future operational or financial performance and underlying assumptions, and other statements that are not statements of historical facts. Forward-looking statements may be identified by the use of words or phrases that include "anticipates," "believes," "estimates," "expects," "intends," "aspires," "may," "plans," "predicts," "forecast," "target," "potential," "projects," "would," "strategy," and similar expressions. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of TEP, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany such forward-looking statements. In addition, TEP disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as may otherwise be required by the federal securities laws.
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2023 Annual Report on Form 10-K; Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q; and other parts of this report. These factors include: voter initiatives and federal, state, and local regulatory and legislative decisions and actions, including changes in tax, inclusive of the IRA and evolving interpretive guidance related thereto, and energy policies, including as they may be affected by the policies and priorities of the officials elected in the 2024 presidential, congressional, state, and local elections; any change in the structure of utility service in Arizona resulting from the ACC or state legislature's examination of the state's energy policies; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; unfavorable rulings, penalties, or findings by the FERC; regional economic and market conditions that could affect customer growth and electricity usage; potential changes in the benefits of participation in the Energy Imbalance Market; changes in electricity consumption by retail customers; risks related to climate change, including shifts in weather seasonality, extreme weather events, and wildfires, affecting electricity usage of our customers, operational performance, and operating and capital costs to ensure system reliability; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the demand plus reserve margin requirements; the cost of debt and equity capital and access to capital markets and bank markets, which may affect our ability to raise additional capital and to use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and a volatile interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and related contribution requirements and expenses; our ability to manage timelines and budgets related to capital projects, including EPC agreements to develop standalone battery energy storage facilities, and/or to obtain the anticipated performance or other benefits of such capital projects; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense, including increases due to inflationary effects, heightened geopolitical instability, and/or global supply chain challenges; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting estimates; the ongoing impact of mandated energy efficiency and DG initiatives; our ability to effectively implement plans to meet our goals related to reducing carbon emissions by 2035 and 2050, and the potential impact on our financial condition; changes to long-term contracts; the cost of fuel and power supplies; fluctuations or increases in commodity prices; the ability to obtain coal or natural gas from our suppliers; the timing and cost of generation facility decommissioning and mine reclamation activities; cyber-attacks, data breaches, or other cyberspace attacks to our information security and our operations and technology infrastructure, including attacks that may arise from heightened geopolitical instability; physical attacks to our electric generation, transmission, and distribution assets; the performance of generation facilities, including renewable generation resources; the extent of the impact of a global health or other crisis on our business and operations, and any economic and/or societal disruptions resulting therefrom and from the government actions taken in response thereto; and the implementation of our 2023 IRP.

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues	$551,632	$593,247	$1,433,934	$1,447,336

Operating Expenses
Fuel	92,063	107,917	257,165	296,617
Purchased Power	50,703	98,081	104,373	181,657
Transmission and Other PPFAC Recoverable Costs	18,904	29,517	52,371	61,478
Increase (Decrease) to Reflect PPFAC Recovery Treatment	26,114	7,659	97,349	42,156
Total Fuel and Purchased Power	187,784	243,174	511,258	581,908
Operations and Maintenance	105,877	103,991	330,143	332,033
Depreciation	56,942	49,901	168,913	144,465
Amortization	7,346	9,487	22,855	28,981
Taxes Other Than Income Taxes	17,384	17,068	53,629	51,448
Total Operating Expenses	375,333	423,621	1,086,798	1,138,835

Operating Income	176,299	169,626	347,136	308,501

Other Income (Expense)
Interest Expense	(27,189)	(23,986)	(75,442)	(71,474)
Allowance For Borrowed Funds	2,221	1,279	5,974	3,448
Allowance For Equity Funds	6,276	3,637	16,935	9,779
Unrealized Gains (Losses) on Investments	1,867	(1,331)	2,857	462
Other, Net	2,119	2,463	3,835	8,220
Total Other Income (Expense)	(14,706)	(17,938)	(45,841)	(49,565)

Income Before Income Tax Expense	161,593	151,688	301,295	258,936
Income Tax Expense	21,100	23,357	39,187	35,986
Net Income	$140,493	$128,331	$262,108	$222,950
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net Income	$262,108	$222,950
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	168,913	144,465
Amortization Expense	22,855	28,981
Amortization of Debt Issuance Costs	2,338	2,304
Use of Renewable Energy Credits for Compliance	35,976	33,770
Deferred Income Taxes	28,638	28,649
Pension and Other Postretirement Benefits Expense	13,529	11,398
Pension and Other Postretirement Benefits Funding	(17,815)	(11,499)
Allowance for Equity Funds Used During Construction	(16,935)	(9,779)
Change in Long-Term Regulatory Assets and Liabilities	1,546	257
Changes in Current Assets and Current Liabilities:
Accounts Receivable	(58,522)	43,869
Materials, Supplies, and Fuel Inventory	(22,790)	(21,826)
Regulatory Assets	47,446	32,204
Other Current Assets	(8,243)	(6,112)
Accounts Payable and Accrued Charges	29,976	(62,182)
Income Taxes Receivable/Payable	1,932	1,315
Regulatory Liabilities	53,448	(12)
Other, Net	(13,829)	(10,415)
Net Cash Flows—Operating Activities	530,571	428,337
Cash Flows from Investing Activities
Capital Expenditures	(459,635)	(345,470)
Purchase Intangibles, Renewable Energy Credits	(46,291)	(48,915)
Other Investments	—	2,935
Contributions in Aid of Construction	1,314	3,355
Net Cash Flows—Investing Activities	(504,612)	(388,095)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	25,000	—
Repayments of Borrowings, Revolving Credit Facility	(25,000)	—
Proceeds from Issuance, Long-Term Debt—Net of Discount	399,376	373,954
Repayments of Long-Term Debt	—	(240,745)
Dividend Paid to Parent	(85,000)	(55,000)
Payment of Debt Issuance Costs	(3,221)	(4,095)
Contribution from Parent	—	5,900
Other, Net	1,369	(383)
Net Cash Flows—Financing Activities	312,524	79,631
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	338,483	119,873
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	42,595	50,981
Cash, Cash Equivalents, and Restricted Cash, End of Period	$381,078	$170,854
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	September 30, 2024	December 31, 2023
ASSETS
Utility Plant
Plant in Service	$8,258,271	$8,035,444
Construction Work in Progress	698,880	475,391
Total Utility Plant	8,957,151	8,510,835
Accumulated Depreciation and Amortization	(2,683,259)	(2,570,157)
Total Utility Plant, Net	6,273,892	5,940,678

Investments and Other Property	67,618	70,080

Current Assets
Cash and Cash Equivalents	354,347	8,616
Accounts Receivable (Net of Allowance for Credit Losses of $12,818 and $11,676 as of September 30, 2024 and December 31, 2023, respectively)	274,461	217,381
Fuel Inventory	36,025	34,475
Materials and Supplies	190,477	172,667
Regulatory Assets	88,905	147,389
Derivative Instruments	10,454	3,091
Other	38,082	30,450
Total Current Assets	992,751	614,069

Regulatory Assets	192,966	182,997
Derivative Instruments	22,980	31,614
Other Noncurrent Assets	149,028	134,196

Total Assets	$7,699,235	$6,973,634
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	September 30, 2024	December 31, 2023
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of September 30, 2024 and December 31, 2023)	$1,696,539	$1,696,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	1,340,029	1,162,921
Accumulated Other Comprehensive Loss	(3,638)	(3,829)
Total Common Stock Equity	3,026,573	2,849,274
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of September 30, 2024 and December 31, 2023)	—	—
Long-Term Debt, Net	2,494,363	2,396,542
Total Capitalization	5,520,936	5,245,816
Current Liabilities
Current Maturities of Long-Term Debt, Net	299,839	—
Accounts Payable	184,683	137,002
Accrued Taxes Other than Income Taxes	81,179	57,291
Accrued Employee Expenses	37,984	39,466
Accrued Interest	31,775	16,541
Regulatory Liabilities	146,556	92,740
Customer Deposits	15,734	15,833
Derivative Instruments	18,470	25,828
Other	41,404	36,312
Total Current Liabilities	857,624	421,013

Deferred Income Taxes, Net	694,281	647,730
Regulatory Liabilities	355,316	396,061
Pension and Other Postretirement Benefits	76,863	81,241
Derivative Instruments	6,709	4,338
Other Noncurrent Liabilities	187,506	177,435
Total Liabilities	2,178,299	1,727,818

Commitments and Contingencies

Total Capitalization and Liabilities	$7,699,235	$6,973,634
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Three Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of June 30, 2023	$1,702,439	$(6,357)	$1,007,986	$(2,829)	$2,701,239
Net Income			128,331		128,331
Other Comprehensive Income (Loss), Net of Tax				28	28
Balances as of September 30, 2023	$1,702,439	$(6,357)	$1,136,317	$(2,801)	$2,829,598

Balances as of June 30, 2024	$1,696,539	$(6,357)	$1,284,536	$(3,737)	$2,970,981
Net Income			140,493		140,493
Other Comprehensive Income (Loss), Net of Tax				99	99
Dividend Declared to Parent			(85,000)		(85,000)
Balances as of September 30, 2024	$1,696,539	$(6,357)	$1,340,029	$(3,638)	$3,026,573

	Nine Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2022	$1,696,539	$(6,357)	$968,367	$(2,884)	$2,655,665
Net Income			222,950		222,950
Other Comprehensive Income (Loss), Net of Tax				83	83
Dividend Declared to Parent			(55,000)		(55,000)
Contribution from Parent	5,900				5,900
Balances as of September 30, 2023	$1,702,439	$(6,357)	$1,136,317	$(2,801)	$2,829,598

Balances as of December 31, 2023	$1,696,539	$(6,357)	$1,162,921	$(3,829)	$2,849,274
Net Income			262,108		262,108
Other Comprehensive Income (Loss), Net of Tax				191	191
Dividend Declared to Parent			(85,000)		(85,000)
Balances as of September 30, 2024	$1,696,539	$(6,357)	$1,340,029	$(3,638)	$3,026,573
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND FINANCIAL STATEMENT PRESENTATION
TEP is a regulated utility that generates, transmits, and distributes electricity to approximately 451,000 retail customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis.
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
As of September 30, 2024, the carrying amounts of assets and liabilities in the balance sheet that relate to variable interests under long-term renewable PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as the Company would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.

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

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash and Cash Equivalents	$354	$138
Restricted Cash included in:
Investments and Other Property	18	20
Current Assets—Other	9	13
Cash, Cash Equivalents, and Restricted Cash, End of Period	$381	$171
Restricted cash primarily represents cash contractually required to be set aside to pay TEP's share of mine reclamation and decommissioning costs at San Juan.
Income Tax Expense
TEP realized PTC benefits associated with Oso Grande of $10 million and $20 million in Income Tax Expense on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024, respectively, and $7 million and $16 million for the three and nine months ended September 30, 2023, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
with affiliated parties, and other utility matters. The ACC also enacts other regulations and policies that can affect the Company's business decisions. The FERC regulates rates and services for electric transmission and wholesale power sales in interstate commerce.
COST RECOVERY MECHANISMS
TEP has received regulatory decisions that allow for timely recovery of certain costs through recovery mechanisms. The difference between costs recovered through rates and actual costs is deferred. TEP defers over-recovered costs as a regulatory liability to return to customers and defers under-recovered costs as a regulatory asset to recover from customers in the future. Cost recovery mechanisms that have a material impact on TEP's operations or financial results are described below.
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
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Beginning of Period	$(31)	$93	$55	$124
Deferred Fuel and Purchased Power Costs (1)	95	135	202	258
PPFAC and Base Power Recoveries	(120)	(140)	(313)	(294)
End of Period	$(56)	$88	$(56)	$88
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
In May 2024, the ACC approved an extension of the 2021 RES implementation with a budget of $66 million until further order of the ACC and an increase to the RES tariff to recover under-collected RES funds totaling $17 million. The ACC also waived for TEP the general requirement that Arizona utilities file an annual RES implementation plan. The approved amount funds: (i) above market cost of renewable power purchases; (ii) previously awarded incentives for customer-installed DG; and (iii) various other program costs.
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
In the 2023 Rate Order, the ACC approved a 2023 energy efficiency implementation plan with a cumulative three-year budget of $72 million, which is collected through the DSM surcharge. In May 2024, the ACC approved refunding over-collected, uncommitted DSM surcharge funds totaling $10 million. The DSM refund credits were applied over the June and July 2024 billing periods.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded on the Condensed Consolidated Balance Sheets are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	September 30, 2024	December 31, 2023
Regulatory Assets
Pension and Other Postretirement Benefits (Note 8)	Various	$103	$107
Early Generation Retirement Costs	Various	50	48
Lost Fixed Cost Recovery	1	31	35
Property Tax Deferrals (1)	1	31	30
Final Mine Reclamation (2)	15	20	6
Derivatives (Note 9)	5	14	26
Transmission Revenue Requirement Balancing Account	1	8	—
Income Taxes Recoverable through Future Rates (3)	Various	5	6
Unamortized Loss on Reacquired Debt	Various	4	5
Under-Recovered Fuel and Purchased Energy Costs	1	—	55
Other Regulatory Assets	Various	16	12
Total Regulatory Assets		282	330
Less Current Portion	1	89	147
Total Noncurrent Regulatory Assets		$193	$183

Regulatory Liabilities
Income Taxes Payable through Future Rates (3)	Various	$211	$229
Net Cost of Removal (4)	Various	119	130
Renewable Energy Standard	Various	84	77
Over-Recovered Fuel and Purchased Energy Costs	1	56	—
Derivatives (Note 9)	5	17	28
Demand Side Management	1	6	9
Deferred Investment Tax Credits	Various	5	6
Pension and Other Postretirement Benefits (Note 8)	Various	4	4
Transmission Revenue Requirement Balancing Account	1	—	5
Other Regulatory Liabilities	Various	—	1
Total Regulatory Liabilities		502	489
Less Current Portion	1	147	93
Total Noncurrent Regulatory Liabilities		$355	$396
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
(4)Represents an estimate of the future cost of retirement, net of salvage value. These are amounts collected through revenue for transmission, distribution, generation, and general plant which are not yet expended.
Regulatory assets are either being collected or are expected to be collected through Retail Rates. With the exception of Early Generation Retirement Costs, Income Taxes Recoverable through Future Rates, Transmission Revenue Requirement Balancing

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Account, and Under-Recovered Fuel and Purchased Energy Costs, TEP does not earn a return on regulatory assets. TEP pays a return on the majority of its regulatory liability balances.
Roadrunner Reserve I Application for Accounting Order
In September 2023, TEP entered into an EPC agreement to develop Roadrunner Reserve I with an anticipated in-service date in 2025. On October 10, 2024, TEP filed an application with the ACC for an accounting order requesting authorization to defer for future recovery certain costs associated with owning, operating, and maintaining Roadrunner Reserve I, offset by future benefits associated with investment tax credits. TEP cannot predict the timing or outcome of this application.

NOTE 3. REVENUE
DISAGGREGATION OF REVENUES
TEP earns most of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Retail	$436	$445	$1,052	$975
Wholesale	72	101	212	291
Other Services	24	25	90	95
Revenues from Contracts with Customers	532	571	1,354	1,361
Alternative Revenues	11	7	30	28
Other	9	15	50	58
Total Operating Revenues	$552	$593	$1,434	$1,447

NOTE 4. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable on the Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2024	December 31, 2023
Retail	$153	$109
Retail, Unbilled	69	57
Retail, Allowance for Credit Losses	(13)	(12)
Wholesale (1)	31	37
Due from Affiliates (Note 5)	16	7
Other	18	19
Accounts Receivable	$274	$217
(1)Includes $15 million as of September 30, 2024, and $10 million as of December 31, 2023, of receivables related to revenue from derivative instruments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Beginning of Period	$(12)	$(9)	$(12)	$(9)
Credit Loss Expense	(2)	(4)	(5)	(6)
Write-offs	1	2	4	4
End of Period	$(13)	$(11)	$(13)	$(11)

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
The following table presents the components of related party balances included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2024	December 31, 2023
Receivables from Related Parties
UNS Electric	$14	$5
UNS Gas	2	2
Total Due from Related Parties	$16	$7

Payables to Related Parties
UNS Energy	$1	$1
UNS Electric	1	1
UNS Gas	—	1
Total Due to Related Parties	$2	$3
The following table presents the components of related party transactions included in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Goods and Services Provided by TEP to Affiliates
Wholesale Revenues, UNS Electric (1)	$16	$22	$19	$35
Common Costs, UNS Energy Affiliates (2)	6	6	18	17
Transmission Revenues, UNS Electric (1)	2	2	6	6
Control Area Services, UNS Electric (3)	1	1	2	2

Goods and Services Provided by Affiliates to TEP
Corporate Services, UNS Energy (4)	2	2	7	6
Corporate Services, UNS Energy Affiliates (5)	—	—	1	1
Capacity Charges, UNS Gas (6)	—	—	1	1
Purchased Power, UNS Electric (1)	—	—	—	1
(1)TEP and UNS Electric sell power and transmission services to each other. Wholesale power is sold at prevailing market prices, while transmission services are sold at FERC-approved rates through the applicable OATT.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2)Common costs (information systems, facilities, etc.) are allocated on a cost-causative basis and recorded as revenue by TEP. The method of allocation is deemed reasonable by management and is reviewed by the ACC as part of the rate case process.
(3)TEP charges UNS Electric for control area services under a FERC-filed Control Area Services Agreement.
(4)Costs for corporate services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry-accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 85% of UNS Energy's allocated costs. Corporate Services, UNS Energy includes legal, audit, and Fortis' management fees. TEP's share of Fortis' management fees was $2 million and $6 million for the three and nine months ended September 30, 2024 and 2023, respectively.
(5)Costs for corporate services (e.g., finance, accounting, tax, legal, and information technology) and other labor services for UNS Energy Affiliates are directly assigned to the benefiting entity at a fully burdened cost when possible.
(6)UNS Gas charges TEP for natural gas capacity used to supply one of TEP's generation facilities.

NOTE 6. DEBT AND CREDIT AGREEMENTS
There have been no significant changes to TEP's debt or credit agreements since December 31, 2023, except as noted below.
DEBT
Issuance and Redemptions
In August 2024, TEP issued and sold $400 million aggregate principal amount of 5.20% senior unsecured notes due September 2034. TEP may redeem the notes prior to June 15, 2034, with a make-whole premium plus accrued interest. On or after June 15, 2034, TEP may redeem the notes at par plus accrued interest.
On November 1, 2024, TEP issued a revocable notice to redeem at par on December 16, 2024, $300 million aggregate principal amount of its 3.05% senior unsecured notes. These notes have a maturity date of March 15, 2025.
CREDIT AGREEMENT
2021 Credit Agreement
In October 2024, the maturity date of TEP's 2021 Credit Agreement was extended one year to October 2027 as permitted by the agreement. The terms of the 2021 Credit Agreement are as follows:

		Sub-Limit Swingline(1)	Sub-Limit LOC			Weighted Average Interest Rate
	Capacity			Borrowed	Available		Pricing(2)
($ in millions)	September 30, 2024
Agreement	$250	$15	$50	$—	$250	—%	SOFR+ADJ 0.10%+1.050% or ABR+0.050%
(1)ABR pricing would apply to swingline loans.
(2)TEP's pricing through October 15, 2026 may be adjusted based on performance measured using two sustainability targets: (i) the three-year average Occupational Safety and Health Administration total recordable incident rate, excluding solely COVID-19 pandemic-related incidents; and (ii) capacity targets for owned plus firm purchased power agreement renewable generation, including energy storage.
As of November 4, 2024, there was $238 million available under the 2021 Credit Agreement.

NOTE 7. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
There have been no significant changes to TEP's long-term commitments since December 31, 2023, except as noted below.
EPC Agreement
In August 2024, TEP entered into an EPC agreement to develop Roadrunner Reserve II at a cost of $268 million. TEP owns and will operate the facility, which will be located in southeast Tucson and have a nominal capacity rating of 200 MW and energy

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
capacity of 800 MWh. Roadrunner Reserve II is expected to be placed in service in the second half of 2026. As of September 30, 2024, TEP has made payments of $74 million in connection with the construction and development of Roadrunner Reserve II.
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
TEP is liable for a portion of final mine reclamation costs for the mines at Four Corners and San Juan. TEP’s liability balance related to its share of final mine reclamation costs at Four Corners totaled $3 million and $4 million as of September 30, 2024, and December 31, 2023, respectively, and was recorded in Current Liabilities—Other and Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. TEP expects to accrue an additional $1 million of final mine reclamation costs at Four Corners over the remaining term of the coal supply agreement, which expires in 2031.
TEP ceased operations at San Juan upon expiration of the coal supply agreement in 2022. In March 2024, TEP increased the San Juan final mine reclamation liability by $15 million as a result of a new final mine reclamation study. TEP’s remaining final mine reclamation liability at San Juan was $34 million and $25 million as of September 30, 2024, and December 31, 2023, respectively, and was recorded in Current Liabilities—Other and Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. TEP established a trust to fund its share of estimated final mine reclamation costs at San Juan, which will remain in effect through the completion of final mine reclamation activities currently projected to be 2040. See Note 1 for additional information on restricted cash relating to TEP's share of final mine reclamation and decommissioning costs at San Juan.
Performance Guarantees
TEP has joint generation participation agreements with participants at Four Corners and Luna Generating Station (Luna), which expire in 2041 and 2046, respectively. The participants at Four Corners and Luna, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. There is no maximum potential amount of future payments TEP could be required to make under the Luna guarantee. The maximum potential amount of future payments on the non-defaulting parties is $250 million at Four Corners. As of September 30, 2024, there have been no such payment defaults under either of the participation agreements.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
regulations on its operations and consolidated financial results. TEP expects to recover the cost of environmental compliance from its customers. TEP believes it is in compliance with applicable environmental laws and regulations in all material respects.

NOTE 8. EMPLOYEE BENEFIT PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
(in millions)	2024	2023	2024	2023
Service Cost	$4	$3	$1	$1
Non-Service Cost (1)
Interest Cost	6	6	1	1
Expected Return on Plan Assets	(8)	(8)	(1)	—
Amortization of Net Loss	1	1	—	—
Net Periodic Benefit Cost	$3	$2	$1	$2

	Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Service Cost	$11	$9	$3	$3
Non-Service Cost (1)
Interest Cost	18	17	3	3
Expected Return on Plan Assets	(24)	(22)	(2)	(1)
Amortization of Net Loss	4	3	—	—
Net Periodic Benefit Cost	$9	$7	$4	$5
(1)The non-service components of net periodic benefit cost are included in Other, Net on the Condensed Consolidated Statements of Income.
CONTRIBUTIONS
TEP contributed $14 million to the pension plans during the nine months ended September 30, 2024. No additional contributions are planned in 2024.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	September 30, 2024
Assets
Cash Equivalents (1)	$55	$—	$55
Restricted Cash (1)	27	—	27
Energy Derivative Contracts, Regulatory Recovery (2)	—	27	27
Energy Derivative Contracts, No Regulatory Recovery (2)	—	6	6
Total Assets	82	33	115
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(25)	(25)
Total Liabilities	—	(25)	(25)
Total Assets (Liabilities), Net	$82	$8	$90

(in millions)	December 31, 2023
Assets
Restricted Cash (1)	$34	$—	$34
Energy Derivative Contracts, Regulatory Recovery (2)	—	32	32
Energy Derivative Contracts, No Regulatory Recovery (2)	—	3	3
Total Assets	34	35	69
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(30)	(30)
Total Liabilities	—	(30)	(30)
Total Assets (Liabilities), Net	$34	$5	$39
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis in the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	September 30, 2024
Derivative Assets
Energy Derivative Contracts	$33	$14	$—	$19
Derivative Liabilities
Energy Derivative Contracts	(25)	(14)	—	(11)

(in millions)	December 31, 2023
Derivative Assets
Energy Derivative Contracts	$35	$15	$—	$20
Derivative Liabilities
Energy Derivative Contracts	(30)	(15)	—	(15)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Unrealized Net Gain (Loss) (1)	$8	$—	$—	$(47)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Operating Revenues	$3	$1	$30	$18
Derivative Volumes
As of September 30, 2024, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	September 30, 2024	December 31, 2023
Power Contracts GWh	2,849	1,449
Gas Contracts BBtu	87,681	89,105
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
The fair value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $24 million as of September 30, 2024, compared with $28 million as of December 31, 2023. TEP had no cash posted as collateral to provide credit enhancement as of September 30, 2024, and December 31, 2023. TEP would have been required to post $24 million and $28 million of collateral if the credit risk contingent features had been triggered on September 30, 2024, and December 31, 2023, respectively. TEP had $15 million and $13 million in outstanding net payable balances for settled positions as of September 30, 2024, and December 31, 2023, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Net Carrying Value		Fair Value
(in millions)		September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,794	$2,397	$2,579	$2,127

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION
CASH TRANSACTIONS

	Nine Months Ended September 30,
(in millions)	2024	2023
Interest Paid, Net of Amounts Capitalized	$51	$48
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that resulted in recognition of assets and liabilities but did not result in cash receipts or payments were as follows:

	Nine Months Ended September 30,
(in millions)	2024	2023
Accrued Capital Expenditures (1)	$93	$32
Renewable Energy Credits	4	4
Asset Retirement Obligations Increase (Decrease)	(2)	(2)
Net Cost of Removal Increase (Decrease) (2)	(5)	98
(1)In 2024, primarily represents accrued capital expenditures related to Roadrunner Reserve I.
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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q. For information on factors that may cause our actual future results to differ from those we currently anticipate, see Forward-Looking Information at the front of this Quarterly Report on Form 10-Q and Risk Factors in Part 1, Item 1A of our 2023 Annual Report on Form 10-K, and in Part II, Item 1A of this Form Quarterly Report on 10-Q.
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
Performance - The third quarter of 2024 compared with the third quarter of 2023
We reported net income of $140 million in the third quarter of 2024 compared with net income of $128 million in the third quarter of 2023. The increase of $12 million, or 9%, was primarily due to (net of tax):
•$18 million in higher margin from retail revenue primarily due to an increase in rates as approved in the 2023 Rate Order;
•$3 million increase due to changes in the value of investments used to support certain post-employment benefits as a result of favorable market conditions;

•$3 million in lower income tax expense primarily due to an increase in tax credits primarily related to Oso Grande PTCs; and
•$3 million in higher AFUDC due to an increase in eligible construction expenditures;
The increase was partially offset by:
•$7 million in higher base operations and maintenance expenses primarily due to an increase in employee wages and benefits expenses, outside services expenses, and higher operations and maintenance expenses at our generation facilities;
•$4 million in higher depreciation expense primarily due to an increase in depreciation rates as approved in the 2023 Rate Order; and
•$3 million in higher interest expense primarily due to the issuance of debt in August 2024.
Performance - The first nine months of 2024 compared with the first nine months of 2023
We reported net income of $262 million in the first nine months of 2024 compared with net income of $223 million in the first nine months of 2023. The increase of $39 million, or 17%, was primarily due to (net of tax):
•$57 million in higher margin from retail revenue primarily due to an increase in rates as approved in the 2023 Rate Order; partially offset by lower LFCR revenues;
•$8 million in higher AFUDC due to an increase in eligible construction expenditures; and
•$6 million in higher margin from wholesale transactions primarily due to an increase in revenues realized from wholesale trading as defined in the PPFAC plan of administration; partially offset by a decrease in long-term wholesale volumes due to less favorable market conditions and the expiration of certain contracts.
The increase was partially offset by:
•$16 million in higher depreciation expense primarily due an increase in depreciation rates as approved in the 2023 Rate Order;
•$10 million in higher base operations and maintenance expenses primarily due to an increase in employee wages and benefits expenses and an increase in outside services expenses; partially offset by lower operations and maintenance expenses at our generation facilities;
•$4 million in lower margin from transmission revenue primarily due to a regulatory decision approving a credit to retail customers for certain transmission revenue beginning in December 2023; partially offset by an increase in TEP's transmission formula rate revenue requirement; and
•$3 million in higher interest expense primarily due to the issuance of debt in August 2024.

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
•a 6.93% return on original cost rate base of $3.6 billion, which includes a return on equity of 9.55% and an average cost of debt of 3.82%; and

•approval to recover costs of changes in generation resources, including the addition of Oso Grande, in rates.
Roadrunner Reserve I Application for Accounting Order
On October 10, 2024, we filed an application with the ACC for an accounting order requesting authorization to defer for future recovery certain costs associated with owning, operating, and maintaining Roadrunner Reserve I, offset by future benefits associated with investment tax credits. We cannot predict the timing or outcome of this application.
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
As a result of our 2022 All-Source Request for Proposal (ASRFP), we entered into:
•an EPC agreement in September 2023 to develop Roadrunner Reserve I. Roadrunner Reserve I will be a standalone BESS facility with a nominal capacity rating of 200 MW and energy capacity of 800 MWh with an anticipated in-service date in 2025;
•a renewable PPA in January 2024 with Wilmot Energy Center II (Wilmot II). Wilmot II will have 100 MW of solar capacity accompanied by 100 MW of battery storage with energy capacity of 400 MWh, with an anticipated in-service date in 2026; and
•a renewable PPA in April 2024 with Winchester Solar I, LLC (Winchester). Winchester will have 80 MW of solar capacity accompanied by 80 MW of battery storage with energy capacity of 320 MWh, with an anticipated in-service date in 2027.
In December 2023, we issued another ASRFP (2024 ASRFP) based on the resource needs outlined in our 2023 IRP targeting in-service dates of 2026 through 2027. As a result of our 2024 ASRFP, we entered into an EPC agreement in August 2024 to develop Roadrunner Reserve II. Roadrunner Reserve II will be a standalone BESS facility with a nominal capacity rating of 200 MW and energy capacity of 800 MWh with an anticipated in-service date in the second half of 2026. See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the EPC agreement.
Our existing coal-fired generation fleet faces a number of uncertainties affecting the viability of continued operations, including changing state and federal law and energy policies, competition from other resources, fuel supply and land lease contract extensions, environmental regulations and policies, and, for jointly-owned facilities, the willingness of other owners to continue their participation. Given this uncertainty, we expect to exit all ownership interests in coal-fired generation facilities by 2032. We will seek regulatory recovery for amounts, if any, that would not otherwise be recovered as a result of these actions. The execution of our 2023 IRP is dependent on obtaining regulatory recovery in future rate proceedings. On October 21, 2024, the ACC acknowledged TEP's IRP and found it to be reasonable and in the public interest.
Oso Grande
Production Tax Credits
PTCs are per kWh federal tax credits earned for electricity generated using qualified energy resources, which can be claimed for a 10-year period once a qualifying facility is placed in service. In May 2021, Oso Grande, a qualified energy resource, was placed in service. While costs associated with operating the facility are recorded throughout the year, PTCs are recognized through the effective tax rate provision and are primarily recognized in the third quarter due to weather patterns that contribute to seasonal fluctuations in taxable earnings. We recorded approximately $10 million and $20 million in PTCs related to Oso Grande for the three and nine months ended September 30, 2024, respectively, and $7 million and $16 million, for the three and nine months ended September 30, 2023, respectively. The PTC rate published by the IRS for electricity produced by a qualified facility using wind placed in service prior to 2022 is $0.029 for 2024 and was $0.028 for 2023.
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
Interest Rates
See Part II, Item 7A in our 2023 Annual Report on Form 10-K and Part I, Item 3 of this Quarterly Report on Form 10-Q for information regarding interest rate risk and its impact on earnings.

RESULTS OF OPERATIONS
Significant drivers of our results of operations that do not have a significant impact on net income include:
•Cost Recovery Mechanisms — We record operating revenue related to cost recovery mechanisms that allow for more timely recovery of fuel and purchased power costs and certain operations and maintenance costs between rate case proceedings. These mechanisms, which include PPFAC, the RES tariff, and DSM, are generally reset annually through separate filings with the ACC. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on cost recovery mechanisms.
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
The following discussion provides the significant items that affected our results of operations in the third quarter and first nine months of 2024 compared with the same period in 2023 presented on a pre-tax basis.

Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2024	2023	Percent	2024	2023	Percent
Operating Revenues
Retail	$436	$445	(2.0)%	$1,052	$975	7.9%
Wholesale, Short-Term (1)	45	73	(38.4)%	156	209	(25.4)%
Wholesale, Long-Term	13	18	(27.8)%	44	60	(26.7)%
Transmission	15	14	7.1%	41	43	(4.7)%
Springerville Units 3 and 4 Participant Billings	21	21	—%	80	84	(4.8)%
Other	22	22	—%	61	76	(19.7)%
Total Operating Revenues	$552	$593	(6.9)%	$1,434	$1,447	(0.9)%
(1)Includes revenue realized from wholesale trading as defined in the PPFAC plan of administration. We share 10% of any realized gains on trading transactions with retail customers through the PPFAC mechanism.
We reported Operating Revenues of $552 million in the third quarter of 2024 compared with $593 million in the same period for 2023. The decrease of $41 million, or 7%, was primarily due to:
•$28 million in lower short-term wholesale revenues primarily due to a decrease in price and volume;
•$9 million in lower retail revenue primarily due to (i) lower PPFAC cost recoveries as a result of a decrease in the PPFAC rate; and (ii) lower usage as a result of less favorable weather; partially offset by an increase in rates as approved in the 2023 Rate Order; and
•$5 million in lower long-term wholesale revenues primarily due to a decrease in volumes due to less favorable market conditions and the expiration of certain contracts.
We reported Operating Revenues of $1,434 million for the first nine months of 2024 compared with $1,447 million in the same period for 2023. The decrease of $13 million, or 1%, was primarily due to:
•$53 million in lower short-term wholesale revenues primarily due to a decrease in price; partially offset by an increase in revenue realized from wholesale trading as defined in the PPFAC plan of administration;
•$16 million in lower long-term wholesale revenues primarily due to a decrease in volume due to less favorable market conditions and the expiration of certain contracts;
•$15 million in lower other revenue primarily due to the expiration of an asset management agreement and lower alternative revenues; and
•$4 million in lower Springerville Units 3 and 4 participant billings primarily due to higher reimbursable planned outage costs in 2023.
The decrease was partially offset by $77 million in higher retail revenues primarily due to (i) an increase in rates as approved in the 2023 Rate Order; and (ii) higher PPFAC cost recoveries as a result of an increase in the PPFAC rate.

The following table provides key statistics impacting Operating Revenues:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(kWh in millions)	2024	2023	Percent	2024	2023	Percent
Electric Sales (kWh) (1)
Retail Sales	2,988	3,053	(2.1)%	7,013	7,037	(0.3)%
Wholesale, Long-Term	226	300	(24.7)%	740	1,031	(28.2)%
Wholesale, Short-Term	1,162	1,375	(15.5)%	3,940	3,416	15.3%
Total Electric Sales	4,376	4,728	(7.4)%	11,693	11,484	1.8%

Average Revenue per kWh (2)
Retail	14.60	14.55	0.3%	15.00	13.85	8.3%
Wholesale, Long-Term	6.08	6.32	(3.8)%	6.00	5.87	2.2%
Wholesale, Short-Term	3.87	5.18	(25.3)%	3.26	5.58	(41.6)%

Total Retail Customers (3)				451,072	445,952	1.1%
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
Operating Expenses
Fuel and Purchased Power Expense
We reported Fuel and Purchased Power expense of $188 million in the third quarter of 2024 compared with $243 million in the same period for 2023. The decrease of $55 million, or 23%, was primarily due to:
•$47 million in lower Purchased Power expenses primarily due to a decrease in price and volume;
•$15 million in lower Fuel expenses primarily due to a decrease in natural gas prices; partially offset by: (i) higher realized losses on natural gas swaps; (ii) an increase in coal prices; and (iii) an increase in Gas-Fired Generation volumes; and
•$11 million in lower Transmission and Other PPFAC Recoverable Costs primarily due to a decrease in transmission service expenses.
The decrease was partially offset by an $18 million increase in PPFAC Recovery Treatment primarily due to a decrease in PPFAC eligible costs deferred as a regulatory asset for future recovery; partially offset by a decrease in PPFAC cost recoveries.
We reported Fuel and Purchased Power expense of $511 million for the first nine months of 2024 compared with $582 million for the same period for 2023. The decrease of $71 million, or 12%, was primarily due to:
•$77 million in lower Purchased Power expenses primarily due to a decrease in price and volume;
•$39 million in lower Fuel expenses primarily due to a decrease in natural gas prices; partially offset by: (i) higher realized losses on natural gas swaps; (ii) an increase in coal prices; and (iii) an increase in Gas-Fired Generation volumes; and
•$9 million in lower Transmission and Other PPFAC Recoverable Costs primarily due to a decrease in transmission service expenses.

The decrease was partially offset by a $55 million increase in PPFAC Recovery Treatment primarily due to a decrease in PPFAC eligible costs deferred as a regulatory asset for future recovery and an increase in PPFAC cost recoveries.
The following table provides key statistics impacting Fuel and Purchased Power:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(kWh in millions)	2024	2023	Percent	2024	2023	Percent
Sources of Energy
Coal-Fired Generation	933	1,099	(15.1)%	2,512	2,674	(6.1)%
Gas-Fired Generation	2,696	2,373	13.6%	6,686	5,788	15.5%
Utility-Owned Renewable Generation	181	148	22.3%	595	571	4.2%
Total Generation	3,810	3,620	5.2%	9,793	9,033	8.4%
Purchased Power, Non-Renewable	423	1,040	(59.3)%	1,276	1,830	(30.3)%
Purchased Power, Renewable	326	311	4.8%	1,047	1,085	(3.5)%
Total Generation and Purchased Power (1)	4,559	4,971	(8.3)%	12,116	11,948	1.4%

(cents per kWh)
Average Fuel Cost of Generated Power (2)
Coal (3)	4.02	3.06	31.4%	4.42	3.04	45.4%
Natural Gas (4)	1.97	2.70	(27.0)%	2.13	3.48	(38.8)%
Average Cost of Purchased Power (5)
Purchased Power, Non-Renewable	7.11	8.49	(16.3)%	3.09	7.15	(56.8)%
Purchased Power, Renewable	6.82	6.79	0.4%	6.91	6.73	2.7%
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
(3)In 2024, coal prices increased due to the execution of a coal supply agreement for Springerville Units 1 and 2 through 2031.
(4)Includes realized gains and losses from hedging activity.
(5)This metric represents cost as cents per kWh for renewable and non-renewable purchased power. This number is calculated as purchased power cost divided by Purchased Power (kWh) for each respective form of purchased power. Management uses this metric to compare and monitor the costs of renewable and non-renewable purchased power.
Operations and Maintenance Expense
We reported Operations and Maintenance expense of $106 million in the third quarter of 2024 compared with $104 million in the same period for 2023. The increase of $2 million, or 2%, was primarily due to:
•$3 million in higher employee wages and benefits expenses;
•$3 million in higher outside services expenses; and
•$2 million in higher operations and maintenance expenses at our generation facilities.
The increase was partially offset by:
•$4 million in lower RES and DSM expenses; and
•$2 million in lower reimbursable maintenance expense related to Springerville Units 3 and 4 primarily due to higher planned outage costs in 2023.

We reported Operations and Maintenance expense of $330 million for the first nine months of 2024 compared with $332 million for the same period for 2023. The decrease of $2 million, or 1%, was primarily due to:
•$7 million in lower RES and DSM expenses;
•$6 million in lower reimbursable maintenance expense related to Springerville Units 3 and 4 primarily due to higher planned outage costs in 2023; and
•$2 million in lower operations and maintenance expenses at our generation facilities.
The decrease was partially offset by:
•$7 million in higher employee wages and benefits expenses; and
•$6 million in higher outside services expenses.
Depreciation and Amortization Expense
We reported Depreciation and Amortization expense of $64 million in the third quarter of 2024 compared with $59 million in the same period for 2023. The increase of $5 million, or 8%, was primarily due to an increase in depreciation rates as approved in the 2023 Rate Order.
We reported Depreciation and Amortization expense of $192 million for the first nine months of 2024 compared with $173 million for the same period for 2023. The increase of $19 million, or 11%, was primarily due to an increase in depreciation rates as approved in the 2023 Rate Order.
Other Income (Expense)
We reported Other Expense of $15 million in the third quarter of 2024 compared with $18 million in the same period for 2023. The decrease of $3 million, or 17%, was primarily due to
•$4 million in higher AFUDC due to an increase in eligible construction expenditures; and
•$3 million increase in the value of investments used to support certain post-employment benefits as a result of favorable market conditions.
The decrease was partially offset by $3 million in higher interest expense due to the issuance of debt in August 2024.
We reported Other Expense of $46 million for the first nine months of 2024 compared with $50 million for the same period for 2023. The decrease of $4 million, or 8%, was primarily due to $10 million in higher AFUDC due to an increase in eligible construction expenditures; partially offset by $4 million in lower interest income on under-recovered PPFAC balances.
Income Tax Expense
We reported Income Tax Expense of $21 million in the third quarter of 2024 compared with $23 million in the same period for 2023. The decrease of $2 million, or 9%, was primarily due to $3 million in higher tax credits related to Oso Grande PTCs.
We reported Income Tax Expense of $39 million for the first nine months of 2024 compared with $36 million for the same period for 2023. The increase of $3 million, or 8%, was primarily due to $11 million in higher tax expense due to an increase in taxable earnings; the increase was partially offset by $4 million in higher tax credits related to Oso Grande PTCs.

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
Available Liquidity

(in millions)	September 30, 2024
Cash and Cash Equivalents	$354
Amount Available under Revolving Credit Agreement (1)	250
Total Liquidity	$604
(1)The 2021 Credit Agreement provides for $250 million of revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively, and an original maturity date of October 2026. In October 2024, the maturity date was extended one year to October 2027. See Access to Credit below.
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
See Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk of this Quarterly Report on Form 10-Q for additional information regarding our market risks.
Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing, and financing activities:

	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2024	2023	Percent
Operating Activities (1)	$530	$428	23.8%
Investing Activities (1)	(505)	(388)	30.2%
Financing Activities (1)	313	80	291.3%
Net Increase (Decrease)	338	120	181.7%
Beginning of Period	43	51	(15.7)%
End of Period	$381	$171	122.8%
(1)Calculated on rounded data and may not correspond exactly to amounts on the Condensed Consolidated Statements of Cash Flows.
Operating Activities
Net cash flows provided by operating activities increased by $102 million in the first nine months of 2024 compared with the same period in 2023. The increase was primarily due to: (i) higher retail revenue primarily due to an increase in rates as approved in the 2023 Rate Order; and (ii) higher PPFAC cost recoveries as a result of an increase in the PPFAC rate. The increase was partially offset by changes in working capital associated with wholesale sales.
Investing Activities
Net cash flows used for investing activities increased by $117 million in the first nine months of 2024 compared with the same period in 2023 primarily due to an increase in cash paid for capital expenditures.

Financing Activities
Net cash flows provided by financing activities increased by $233 million in the first nine months of 2024 compared with the same period in 2023 primarily due to no redemptions of long-term debt in 2024; partially offset by an increase in dividends declared and paid to UNS Energy.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of September 30, 2024, our short-term investments were deposited in insured cash sweep, interest-bearing checking, and money market accounts.
Access to Credit
We have access to working capital through our credit agreement with lenders. Amounts borrowed from the 2021 Credit Agreement are used for working capital and other general corporate purposes. LOCs will be issued from time to time to support energy procurement, hedging transactions, and other business activities. As of November 4, 2024, there was $238 million available under the 2021 Credit Agreement.
See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 in our 2023 Annual Report on Form 10-K for additional information regarding our 2021 Credit Agreement.
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

In August 2024, we issued and sold $400 million aggregate principal amount of 5.20% senior unsecured notes due September 2034. We plan to use the net proceeds to repay debt and for general corporate purposes.
As of September 30, 2024, we had $300 million of long-term debt maturing on March 15, 2025, recorded in Current Maturities of Long-Term Debt, Net on the Condensed Consolidated Balance Sheets. On November 1, 2024, we issued a revocable notice to redeem at par on December 16, 2024, $300 million aggregate principal amount of our 3.05% senior unsecured notes.
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of September 30, 2024, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- (negative) and A3 (stable), respectively.
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
Debt Covenants
Under certain agreements, should we fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of September 30, 2024, we were in compliance with these covenants.

We do not have any provisions in any of our debt agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contributions from Parent
We received no equity contributions from UNS Energy in the third quarter or first nine months of 2024. We received no equity contributions from UNS Energy in the third quarter of 2023 and received an equity contribution of $6 million in the first nine months of 2023.
Dividends Declared and Paid to Parent
We declared and paid $85 million in dividends to UNS Energy in the third quarter and first nine months of 2024. We did not declare or pay dividends to UNS Energy in the third quarter of 2023, and we declared and paid $55 million in dividends to UNS Energy in the first nine months of 2023.
Master Trading Agreements
We conduct our wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, we may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits established for us based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of September 30, 2024, we had no cash posted as collateral to provide credit enhancement related to our wholesale marketing or risk management activities.
Capital Expenditures
Our routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. We prioritize capital projects to mitigate supply chain risk particularly in view of heightened geopolitical instability and global supply chain challenges. Capital expenditures for the first nine months of 2024 totaled $460 million and included: (i) investments in distribution and transmission assets, including payments for the construction of the Vail to Tortolita 230kV transmission line; and (ii) investments in Roadrunner Reserve I and II. Capital expenditures for the first nine months of 2023 totaled $345 million and included: (i) investments in distribution and transmission assets, including payments for the construction of the Vail to Tortolita 230kV transmission line; and (ii) investments in Roadrunner Reserve I.
Our forecasted capital expenditures presented below exclude amounts for AFUDC equity and other non-cash items:

	Years Ended December 31,
(in millions)	2024	2025	2026	2027	2028
Generation Facilities:
New Energy Resources (1)	$318	$240	$43	$124	$134
Other Generation Facilities (2)	68	116	234	285	300
Total Generation Facilities	386	356	277	409	434
Transmission and Distribution (3)	317	361	304	272	234
General and Other (4)	76	73	80	61	63
Total Capital Expenditures	$779	$790	$661	$742	$731
(1)Includes investments in renewable energy, Roadrunner Reserve I and II in alignment with our long-term strategy of transitioning to a less carbon intensive energy portfolio. In August 2024, TEP entered into an EPC agreement to develop Roadrunner Reserve II at a cost of $268 million. See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the EPC agreement.
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
Income Tax Position
Under the terms of the tax sharing agreement with UNS Energy, we made $9 million in tax sharing payments for the first nine months of 2024 and received $1 million in tax sharing payments for the first nine months of 2023. Future tax payments or receipts are subject to change and are not expected to have a significant impact on our operating cash flows.
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
The public comment period for the proposal closed in July 2024. We cannot predict the outcome of this matter.
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
We are analyzing the EPA's final rule for potential impacts to our operations. We anticipate that CCRMUs will be identified at Springerville and Four Corners. The number, location, and size of these CCRMUs will be assessed in accordance with the compliance schedule outlined in the EPA's final rule; therefore, associated compliance costs cannot be accurately predicted at this time. SRP identified CCRMUs at Navajo. Our estimated cost to comply with the EPA's final rule at Navajo is not expected to have a significant impact on our financial position, results of operations, or cash flows.
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

In February 2024, the EPA published a proposed supplemental Good Neighbor rulemaking proposing to partially approve and partially disapprove the Arizona Ozone Transport SIP Revision and to expand the coverage of the Good Neighbor FIP to include Arizona. Arizona’s inclusion under the Good Neighbor FIP would subject certain of our fossil-fueled generation facilities to NOx emission reduction requirements. The EPA must take final action on Arizona’s Ozone Transport SIP Revision by November 26, 2024, per consent decree entered in the U.S. District Court for the Northern District of California.
On June 27, 2024, the U.S. Supreme Court granted a stay of the Good Neighbor FIP pending the disposition of the petitions for review of the Good Neighbor FIP currently pending in the U.S. Court of Appeals for the District of Columbia Circuit. On September 12, 2024, the U.S Court of Appeals for the District of Columbia Circuit Court granted the EPA's request to remand the Good Neighbor FIP rulemaking record and further respond to comments related to the issues addressed in the U.S. Supreme Court's stay. We cannot predict the outcome of this matter.

CRITICAL ACCOUNTING ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements and related notes. Management believes that there have been no significant changes during the nine months ended September 30, 2024, to the items that we disclosed as our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K.

NEW ACCOUNTING STANDARDS ISSUED AND NOT YET ADOPTED
For a discussion of new accounting pronouncements affecting TEP, see Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of September 30, 2024. There was no change in TEP’s internal control over financial reporting during the quarter ended September 30, 2024, that materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of certain legal proceedings affecting TEP, refer to Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
4(1)	Officer's Certificate, dated August 9, 2024, authorizing 5.20% Senior Notes due 2034 (Form 8-K dated August 9, 2024, File No. 1-5924 - Exhibit 4.1).

*31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Susan M. Gray.

*31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Frank P. Marino.

**32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from TEP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	November 4, 2024	/s/ Frank P. Marino
Frank P. Marino
Sr. Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)