Form 10-K
period 2024-12-31
TUCSON ELECTRIC POWER CO
filed 2025-02-14
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: None
As of February 13, 2025, Tucson Electric Power Company had 32,139,434 shares of common stock, no par value, outstanding, all of which were held by UNS Energy Corporation, an indirect wholly-owned subsidiary of Fortis Inc.
Documents incorporated by reference: None
Tucson Electric Power Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is, therefore, filing portions of this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

DEFINITIONS
The abbreviations and acronyms used in the 2024 Form 10-K are defined below:
INDUSTRY ACRONYMS AND CERTAIN DEFINITIONS

2020 IRP	TEP's 2020 Integrated Resource Plan which outlines TEP's plan to reduce its carbon emissions by 80% compared to 2005 by 2035
2021 Credit Agreement	The unsecured 2021 Credit Agreement, as amended in June 2023 and extended in October 2024, provides for $250 million of revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively, and a maturity date of October 2027
2022 Final FERC Rate Order	Order issued by the FERC in 2022 approving the settlement agreement filed in conjunction with TEP's 2019 transmission rate case
2023 IRP	TEP's 2023 Integrated Resource Plan which outlines TEP's aspirational goal to reach net zero direct greenhouse gas emissions by 2050
2023 Rate Order	Order issued by the ACC resulting in a new rate structure for TEP, effective on September 1, 2023
ABR	Alternate Base Rate
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
ADJ	SOFR Rate Spread Adjustment
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
BESS	Battery Energy Storage System
CCR	Coal Combustion Residuals
COVID-19	Coronavirus Disease 2019
DG	Distributed Generation
DSM	Demand Side Management
ECA	Environmental Compliance Adjustor
EDIT	Excess Deferred Income Taxes
EE Standards	Energy Efficiency Standards
EIM	Energy Imbalance Market
EPA	Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
IRS	Internal Revenue Service
ITC	Investment Tax Credit
LFCR	Lost Fixed Cost Recovery
LOC	Letter(s) of Credit
NERC	North American Electric Reliability Corporation
OATT	Open Access Transmission Tariff
PBI	Performance Based Incentives
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
PSU	Performance-Based Share Units
v

PTC	Production Tax Credit
PV	Photovoltaic
REC	Renewable Energy Credit
RES	Renewable Energy Standard
Retail Rates	Rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment.
RSU	Restricted Share Units
SERP	Supplemental Executive Retirement Plan
SIP	State Implementation Plan
SOFR	Secured Overnight Financing Rate
TCA	Transmission Cost Adjustor
TEAM	Tax Expense Adjustor Mechanism
VEBA	Voluntary Employee Beneficiary Association

ENTITIES AND GENERATING STATIONS

APS	Arizona Public Service Company
Fortis	Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada, whose principal executive offices are located at Fortis Place, Suite 1100, 5 Springdale Street, St. John's, NL A1E 0E4
FortisUS	Fortis intermediate holding company
Four Corners	Four Corners Power Plant
Gila River	Gila River Generating Station
Luna	Luna Generating Station
Navajo	Navajo Generating Station
Oso Grande	A 250 MW nominal capacity wind-powered electric generation facility, located in southeastern New Mexico
PNM	Public Service Company of New Mexico
Roadrunner Reserve I	A standalone battery energy storage system facility with a nominal capacity rating of 200 MW and storage capacity of 800 MWh, located in southeast Tucson, expected to be placed in service in 2025
Roadrunner Reserve II	A standalone battery energy storage system facility with a nominal capacity rating of 200 MW and storage capacity of 800 MWh, located in southeast Tucson, expected to be placed in service in 2026
San Juan	San Juan Generating Station
Springerville	Springerville Generating Station
Springerville Common Facilities	Portion of the facilities at Springerville used in common with Springerville Units 1-4.
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
Tri-State	Tri-State Generation and Transmission Association, Inc.
UASTP	University of Arizona Science and Technology Park
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701
UNS Energy Affiliates	Affiliated subsidiaries of UNS Energy Corporation including UniSource Energy Services, Inc., UNS Electric, Inc., UNS Gas, Inc., and Millennium Energy Holdings, Inc.
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNITS OF MEASURE

AC	Alternating Current

BBtu	Billion British thermal unit(s)
GWh	Gigawatt-hour(s)
kWh	Kilowatt-hour(s)
kV	Kilovolt
MMBtu	Million Metric British thermal units
MW	Megawatt(s)
MWh	Megawatt-hour(s)

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. TEP, or the Company, is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by TEP in this Annual Report on Form 10-K. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, future economic conditions, future operational or financial performance and underlying assumptions, and other statements that are not statements of historical facts. Forward-looking statements may be identified by the use of words or phrases that include "anticipates," "believes," "estimates," "expects," "intends," "continues," "assumes," "aspires," "may," "plans," "predicts," "projects," "would," "could," "forecast," "target," "goal," "potential," "commitment," "strategy," "will," and similar expressions. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of TEP, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany such forward-looking statements. In addition, TEP disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as may otherwise be required by the federal securities laws.
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, aspirations, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, aspirations, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of this report. These factors include: voter initiatives and federal, state, and local regulatory and legislative decisions and actions, including changes in tax, tariff, and energy policies as they may be affected by the policies and priorities of governmental officials at the federal, state, and local levels; any change in the structure of utility service in Arizona resulting from the ACC or state legislature's examination of the state's energy policies or the City of Tucson's study of municipalization; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; unfavorable rulings, penalties, or findings by the FERC; regional economic and market conditions that could affect customer growth and electricity usage; potential changes in the benefits of participation in the EIM; changes in electricity consumption by retail customers; risks related to climate change, including shifts in weather seasonality, extreme weather events and their increasing frequency and severity, and wildfires, affecting electricity usage of our customers, operational performance, and operating and capital costs to ensure system reliability; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the demand plus reserve margin requirements; our ability to implement successfully our business strategies and meet the growing demand for electricity, particularly in view of potential for new large customer requirements; the cost of debt and equity capital and access to capital markets and bank markets, which may affect our ability to raise additional capital and to use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and changes in interest rates, which affect the value of our pension and other postretirement benefit plan assets and related contribution requirements and expenses; our ability to manage timelines and budgets related to capital projects, including EPC agreements to develop standalone BESS, and/or to obtain the anticipated performance or other benefits of such capital projects; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense, including increases due to inflationary effects, heightened geopolitical instability, and/or global supply chain challenges; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting estimates; the ongoing impact of mandated energy efficiency and DG initiatives; our ability to meet our goals related to reducing carbon emissions by 2035 and 2050 due to load growth required by potential large new customers, and the potential impact on our financial condition; changes to long-term contracts; the cost of fuel and power supplies; fluctuations or increases in commodity prices; the ability to obtain coal or natural gas from our suppliers; the timing and cost of generation facility decommissioning and mine reclamation activities; cyber-attacks, data breaches, or other cyberspace attacks to our information security and our operations and technology infrastructure, including attacks that may arise from heightened geopolitical instability; physical attacks to our electric generation, transmission, and distribution assets; the performance of generation facilities, including renewable generation resources; the extent of the impact of a global health or other crisis on our business and operations, and any economic and/or societal disruptions resulting therefrom and from the government actions taken in response thereto; the implementation of our 2023 IRP; and our ability to obtain ACC approval of a formula rate plan with acceptable terms.

PART I
ITEM 1. BUSINESS
OVERVIEW OF BUSINESS
General
TEP and its predecessor companies have served the greater Tucson metropolitan area for 132 years. TEP was incorporated in the State of Arizona in 1963. TEP is a regulated electric utility company serving approximately 452,000 retail customers. TEP’s service territory covers 1,155 square miles and includes a population of over one million people in Pima County, as well as parts of Cochise County. TEP's principal business operations include generating, transmitting, and distributing electricity to its retail customers. In addition to retail sales, TEP sells electricity, transmission, and ancillary services to other utilities, municipalities, and energy marketing companies on a wholesale basis. TEP is subject to comprehensive state and federal regulation. The regulated electric utility operation is TEP's only segment.
TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis, whose principal executive offices are located in St. John's, Newfoundland and Labrador, Canada.
Regulated Utility Operations
TEP delivers electricity to retail customers in southern Arizona. TEP owns or has contracts for natural gas, coal-fired, and renewable generation resources, as well as battery storage to provide electricity. This electricity, together with electricity purchased in the wholesale market, is delivered over transmission lines which are part of the Western Interconnection, a regional grid in the United States. The electricity is then transformed to lower voltages and delivered to customers through TEP's distribution system.
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
ACC Regulation and Rates
TEP operates under a certificate of public convenience and necessity as regulated by the ACC, under which TEP is obligated to provide electric service to customers within its service territory. The ACC establishes rates that are designed to allow a regulated utility recovery of its cost of providing services and an opportunity to earn a reasonable return on its investment.
The ACC regulates rates charged to retail customers, the siting of generation facilities and transmission systems, the issuance of securities, transactions with affiliated parties, and other utility matters. The ACC also enacts other regulations and policies that can affect TEP's business decisions and accounting practices.
Renewable Energy Standard
The ACC’s RES requires Arizona regulated electric utilities to increase their use of renewable energy each year until it represents at least 15% of their total annual retail energy sales by 2025. In 2024, the percentage of TEP's retail kWh sales attributable to the RES was approximately 23%, exceeding the 2024 RES requirement of 14%. Consistent with prior years, TEP plans to meet these requirements through a combination of utility-owned resources, PPAs, and customer-sited DG.
Energy Efficiency Standard
Under the EE Standards, the ACC requires electric utilities to implement cost-effective programs to reduce customers' energy consumption. TEP has continued to achieve or exceed the ACC's cumulative annual targeted retail kWh savings each year since the 2020 compliance date. As of December 31, 2024, TEP’s cumulative annual energy savings was approximately 29%.

See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding RES and EE Standards.
ACC Rates
Retail Rates are generally established in rate case proceedings. TEP's last rate case proceeding was finalized in 2023. As a result of past regulatory decisions, TEP has cost recovery mechanisms that allow for more timely recovery of certain costs between rate case proceedings. These mechanisms are generally reset annually through separate filings with the ACC. TEP's usage-based cost recovery mechanisms include:
•PPFAC — a charge or credit that reflects changes in energy costs that are under- or over-recovered through base rates established in a rate case.
•RES tariff — a charge that recovers the cost of complying with the RES.
•DSM — a charge that recovers the cost of complying with the EE Standards.
•LFCR — a charge that partially offsets the revenue TEP loses when customers reduce their bills as a result of energy efficiency programs and DG system installations.
•ECA — a charge that recovers certain costs incurred at TEP's generation facilities to comply with environmental regulations.
•TEAM — a charge or credit used to pass through certain income tax effects to retail customers, which may include impacts of post-test year tax law changes.
•TCA — a charge or credit that allows TEP to reflect changes in costs related to investments and expenses included in TEP's FERC OATT formula rate.
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

Customers
Electricity sold to retail and wholesale customers by class of customer and the average number of retail customers over the last five years were as follows:

(sales in GWh)	2024		2023		2022		2021		2020
Electric Sales
Residential	3,964	27%	3,967	27%	3,879	27%	3,820	25%	4,170	28%
Commercial	1,956	13%	1,948	13%	1,917	13%	1,939	13%	2,005	14%
Industrial, non-Mining	1,952	13%	1,944	13%	1,946	13%	1,893	12%	1,834	12%
Industrial, Mining	1,078	7%	1,080	7%	1,053	7%	1,050	7%	1,086	7%
Other	14	—%	15	—%	15	—%	16	—%	16	—%
Total Retail Sales	8,964	60%	8,954	60%	8,810	60%	8,718	57%	9,111	61%
Wholesale, Long-Term (1)	940	6%	1,314	9%	1,659	11%	837	6%	508	4%
Wholesale, Short-Term	5,061	34%	4,486	31%	4,203	29%	5,643	37%	5,279	35%
Total Electric Sales	14,965	100%	14,754	100%	14,672	100%	15,198	100%	14,898	100%

Average Number of Retail Customers
Residential	409,548	91%	404,616	91%	400,751	91%	396,562	90%	391,953	90%
Commercial	39,958	9%	39,702	9%	39,547	9%	39,395	9%	39,096	9%
Industrial, non-Mining	564	—%	570	—%	574	—%	523	—%	491	—%
Industrial, Mining	4	—%	4	—%	4	—%	4	—%	4	—%
Other	1,862	—%	1,870	—%	1,875	—%	1,873	1%	1,877	1%
Total Retail Customers	451,936	100%	446,762	100%	442,751	100%	438,357	100%	433,421	100%
(1)Decreases in 2024 and 2023 due to reductions in sales to certain long-term wholesale customers. Increases prior to 2023 primarily due to favorable market conditions.
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
Local, regional, and national economic factors impact the growth in the number of customers in TEP’s service territory. In each of the past five years, TEP’s average number of retail customers increased by approximately 1%. TEP expects the number of retail customers to increase at a rate of approximately 1% in 2025 based on the estimated population growth in its service territory.
TEP’s retail sales volume in 2024 was 8,964 GWh, which is a decrease of 2% from 2020 levels. During the past five years, decreased sales volumes due to variations in weather and state requirements to promote energy efficiency and DG have been tempered by customer growth.
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

TEP's primary long-term wholesale sale contracts are presented in the table below:

Counterparty	Contracts Expire December 31,
Navajo Tribal Utility Authority	2025
TRICO Electric Cooperative	2025
Central Arizona Water Conservation District	2025
Navopache Electric Cooperative	2041
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
In 2022, TEP began to participate in the EIM, a voluntary, real-time energy market operated by the California Independent System Operator. TEP expects that its participation in the EIM will continue to: (i) reduce costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources; (ii) allow for more effective integration of renewables; and (iii) enhance reliability through improved system utilization and responsiveness.
In November 2024, TEP, along with other Arizona utilities, announced plans to join Southwest Power Pool (SPP) Markets+, a day-ahead and real-time energy market, when it launches in 2027. TEP’s participation in Markets+ is expected to (i) reduce our cost to serve customers; (ii) provide additional access to clean energy resources; and (iii) enhance reliability.
Competition
Retail Customers
TEP is the primary electric service provider to retail customers within its service territory and operates under a certificate of public convenience and necessity as regulated by the ACC.
The Tucson City Council engaged a consulting and engineering firm to analyze alternatives to TEP’s provision of service to the City of Tucson, including a study evaluating a municipalization option. The study process is ongoing, and the contract schedule provides for delivery of its results in 2025.
Wholesale Customers
TEP engages in long-term wholesale sales to optimize its generation resources. As a result of its wholesale power activity, TEP competes with other utilities, power marketers, and independent power producers in wholesale markets.

Generation Facilities
As of December 31, 2024, TEP had 3,126 MW of nominal generation capacity, as presented in the table below. Nominal rating is based on current unit design basis net output, measured in AC:

	Unit		Date	Capacity	Operating	TEP’s Share
Generation Source	No.	Location	In Service	(MW)	Agent	%	(MW)
Natural Gas
Gila River	2	Gila Bend, AZ	2003	607	SRP	100	607
Gila River (1)	3	Gila Bend, AZ	2003	607	SRP	75.0	455
Luna	1	Deming, NM	2006	555	PNM	33.3	185
Sundt	3	Tucson, AZ	1962	104	TEP	100	104
Sundt	4	Tucson, AZ	1967	156	TEP	100	156
Sundt Reciprocating Internal Combustion Engine	1-10	Tucson, AZ	2019-2020	188	TEP	100	188
Sundt Internal Combustion Turbines		Tucson, AZ	1972-1973	50	TEP	100	50
DeMoss Petrie		Tucson, AZ	2001	75	TEP	100	75
North Loop		Tucson, AZ	2001	96	TEP	100	96
Coal
Springerville	1	Springerville, AZ	1985	387	TEP	100	387
Springerville (2)	2	Springerville, AZ	1990	406	TEP	100	406
Four Corners	4	Farmington, NM	1969	785	APS	7.0	55
Four Corners	5	Farmington, NM	1970	785	APS	7.0	55
Renewables
Utility-Owned Renewables		Various	2002-2023	307	TEP	100	307
Total Capacity							3,126
(1)In January 2024, Gila River Unit 3 turbine upgrades increased capacity by 34 MW, for a total nominal capacity of 607 MW.
(2)Springerville Unit 2 is owned by San Carlos Resources, Inc., a wholly-owned subsidiary of TEP.
Springerville Units 3 and 4 are each approximately 400 MW coal-fired generation facilities that are operated, but not owned, by TEP. These facilities are located at the same site as Springerville Units 1 and 2. Tri-State, the lessee of Springerville Unit 3, and SRP, the owner of Springerville Unit 4, compensate TEP for operating the facilities, including performance incentives depending on unit availability. Tri-State pays an allocated portion of the fixed costs related to the Springerville Common Facilities and Springerville Coal Handling Facilities. SRP owns 17.05% of the Springerville Coal Handling Facilities and 14% of the Springerville Common Facilities.

Utility-Owned Renewables
As of December 31, 2024, TEP owned 57 MW of PV solar generation capacity and 250 MW of wind generation capacity, measured in AC. The following table presents TEP's owned renewable generation resources:

Generation Source	Location	Date in Service	In Service Capacity (MW)
Solar
Fort Huachuca Phase I & II (1)	Sierra Vista, AZ	2014-2017	18
Raptor Ridge	Tucson, AZ	2022	13
Springerville Solar	Springerville, AZ	2002-2014	13
UASTP Phase I & II (2)	Tucson, AZ	2010-2011	6
Solon Prairie Fire (2)	Tucson, AZ	2012	5
Small Solar Generation (<5MW)	Tucson, AZ	2012-2023	2
Wind
Oso Grande (3)	Chaves County, NM	2021	250
Total Capacity			307
(1)TEP has a 30-year easement agreement to facilitate operations on behalf of the Department of the Army.
(2)UASTP Phase I & II and Solon Prairie Fire are located on properties held under land easements and leases.
(3)Oso Grande is located on properties held under leases.
Renewable Power Purchase Agreements
As of December 31, 2024, TEP had renewable PPAs for 256 MW from solar resources and 179 MW from wind resources as presented in the table below. The solar PPAs contain options that allow TEP to purchase all or part of the related project at a future date. The following table's capacity is measured in AC:

Generation Source	Location	Date/Projected Date in Service	In Service Capacity (MW)	Under Development Capacity (MW)
Solar
Wilmot I	Tucson, AZ	2021	100
Red Horse	Willcox, AZ	2015	41
Avalon I	Sahuarita, AZ	2014	29
Avra Valley	Marana, AZ	2012	25
Picture Rocks	Marana, AZ	2012	20
Avalon II	Sahuarita, AZ	2016	16
Valencia	Tucson, AZ	2013	10
Gato Montes	Tucson, AZ	2012	5
E.On Tech Park	Tucson, AZ	2012	5
Small PPAs (<5MW)	Various	Various	5
Babacomari North	Cochise County, AZ	2026		160
Wilmot II	Tucson, AZ	2026		100
Winchester	Cochise County, AZ	2027		80
Wind
Borderlands Wind	Catron County, NM	2021	99
Macho Springs	Deming, NM	2011	50
Red Horse Wind	Willcox, AZ	2015	30
Total Capacity			435	340

Non-Renewable Purchased Power
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
TEP typically uses its generation, supplemented by purchased power, to meet the summer peak demands of its retail customers. TEP hedges a portion of its total energy price exposure with forward priced contracts. TEP also purchases power in the daily and hourly markets: (i) to meet higher than anticipated demands; (ii) during periods of generation outages; or (iii) when doing so is more economical than TEP generating its own power.
TEP is a member of a regional reserve-sharing organization and has reliability and power-sharing relationships with other utilities. These relationships allow TEP to call upon other utilities during emergencies, such as generation facility outages and system disturbances, which reduces the number of reserves TEP is required to carry as a participant in the regional reserve-sharing organization.
Battery Storage
TEP's battery storage capacity (measured in AC) as of December 31, 2024, is presented in the table below:

Battery Storage	Location	Date/Projected Date in Service	In Service Capacity (MW)	Under Development Capacity (MW)
Utility-Owned Battery Storage
Roadrunner Reserve I	Tucson, AZ	2025		200
Roadrunner Reserve II	Tucson, AZ	2026		200
PPA Battery Storage (1)
Wilmot I	Tucson, AZ	2021	30
Iron Horse	Tucson, AZ	2017	10
Pima Energy Storage (2)	Tucson, AZ	2017	10
Wilmot II	Tucson, AZ	2026		100
Winchester	Cochise County, AZ	2027		80
Total Capacity			50	580
(1)Payments for battery storage are accounted for as variable lease costs.
(2)Battery storage is attached to DeMoss Petrie substation.
Peak Demand and Future Resources
Peak Demand

(in MW)	2024	2023	2022	2021	2020
Retail Customers	2,357	2,393	2,273	2,427	2,467
In 2024, TEP's generation and purchased resources were sufficient to meet total retail and long-term wholesale peak demand, while maintaining a reserve margin in compliance with reliability criteria set forth by the Western Electricity Coordinating Council, a regional entity with delegated authority from NERC.
Peak demand occurs during the summer months due to the cooling requirements of retail customers in TEP’s service territory. Retail peak demand varies from year-to-year due to weather, energy conservation, DG, economic conditions, and other factors. The impacts of remote work as a result of COVID-19 increased peak demand for residential customers in 2020 and 2021. The decrease in retail peak demand in 2022 was primarily due to less extreme heat during peak load.
Forecasted retail peak demand for 2025 is 2,434 MW compared with actual peak demand of 2,357 MW in 2024. TEP’s 2025 estimated retail peak demand is based on weather patterns observed over a 10-year period and other factors, including estimates of customer usage. TEP believes that existing generation capacity and PPAs are sufficient to meet the expected demand and reserve margin requirements in 2025.

Future Resources
TEP's strategy on future resources is to continue its transition to a less carbon-intensive energy portfolio, while preserving customer reliability and affordability.
In November 2023, TEP filed with the ACC its 2023 IRP, which outlined its plan to accelerate its clean energy expansion to support the anticipated growth at that time and to maintain affordable, reliable service as the Company works towards an aspirational goal of net zero direct GHG emissions by 2050. To keep TEP on pace, the Company aims to reduce carbon emissions by 80% (compared to 2005) by 2035. TEP's ability to achieve these goals could be impacted by various federal and state energy policies and other external factors, including significant new customer growth and an increase in demand from existing customers. TEP’s clean energy transition plan includes reducing the Company's dependency on coal-fired generation, while developing new renewable energy projects and energy storage projects, to meet electric demand. Investments in new natural gas-fired capacity will support the integration of these new renewable energy projects while maintaining system reliability and meeting future load growth.
See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations of this Form 10-K for additional information regarding TEP's 2023 IRP.
Fuel, Purchased Power, and Other Resources
A summary of fuel, purchased power, and other resource information is provided below:

	Average Cost (cents per kWh)			Percentage of Total kWh Resources
	2024	2023	2022	2024	2023	2022
Coal (1)	4.51	3.17	2.83	20%	24%	31%
Natural Gas	2.20	3.27	5.36	56%	48%	42%
Purchased Power, Non-Renewable (2)	2.75	6.70	7.31	10%	15%	14%
Total Non-Renewable				86%	87%	87%

Purchased Power, Renewable	6.86	6.74	6.76	9%	9%	8%
Utility-Owned, Renewable	N/A	N/A	N/A	5%	4%	5%
Total Renewable				14%	13%	13%

Total Fuel, Purchased Power and Other Resources				100%	100%	100%
(1)In 2024, coal prices increased due to the execution of a coal supply agreement for Springerville Units 1 and 2 through 2031, which includes price adjustment components that will affect future costs.
(2)The decrease in the average cost of non-renewable purchased power is due to the expiration of a tolling agreement in October 2023.
Coal Supply
The coal used for generation is low-sulfur, bituminous or sub-bituminous coal sourced from mines in New Mexico. The table below provides information on TEP's coal supply contracts. The average cost of coal per MMBtu, including transportation, was $3.77 in 2024, $2.92 in 2023, and $2.65 in 2022.

Station	Coal Supplier	2024 Coal Consumption (tons in 000s)	Contract Expiration Date	Average Sulfur Content	Coal Obtained From
Springerville	Peabody CoalSales	1,382	2031	0.8%	Lee Ranch Mine/El Segundo Mine
Four Corners	NTEC	368	2031	0.8%	Navajo Mine
The coal supplies for Springerville Units 1 and 2 are transported approximately 200 miles by railroad from northwestern New Mexico. TEP expects to have access to coal supplies to fulfill the estimated requirements for each of the Springerville units over its respective remaining life.

Coal-Fired Generation Facilities Operated by Others
TEP also participates in a jointly-owned coal-fired generation facility at Four Corners. Four Corners, which is operated by APS, is a mine-mouth generation facility located adjacent to the coal reserves. TEP expects coal reserves available to this jointly-owned generation facility to be sufficient for the remaining life of the station.
Natural Gas Supply
The table below provides information on the natural gas transportation agreements that deliver natural gas to TEP's generation facilities. The average cost of natural gas per MMBtu, including transportation, was $1.53 in 2024, $3.72 in 2023, and $8.35 in 2022. The decrease in cost in 2024 compared to 2023 and 2022 was primarily due to a decrease in natural gas prices resulting from an increase in natural gas production.

Station	Natural Gas Transportation Counterparty	Contract Expiration Date(s)
Gila	Transwestern Pipeline Co./El Paso Natural Gas Company, LLC	2025-2040
Luna	El Paso Natural Gas Company, LLC	2032
Sundt	El Paso Natural Gas Company, LLC	2039-2048
DeMoss Petrie	Southwest Gas Corporation	Retail Tariff
North Loop	Southwest Gas Corporation	Retail Tariff
Transmission and Distribution
TEP's distribution and transmission facilities are located in Arizona and New Mexico. These facilities are located on property owned by: (i) TEP; (ii) public entities; (iii) private entities; and (iv) Tribal Nations. TEP's transmission and distribution systems include approximately 2,231 miles of transmission lines and 8,050 miles of distribution lines as of December 31, 2024.
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
HUMAN CAPITAL
As of December 31, 2024, TEP had 1,761 employees, of which approximately 751 were represented by the International Brotherhood of Electrical Workers Local No. 1116 (IBEW). The current collective bargaining agreement between the IBEW and TEP was ratified in June 2023 and expires on June 30, 2028. TEP also engages with independent contractors in the ordinary course of its business, as necessary.
TEP strives to create a positive environment for its employees through various initiatives consistent with its values. A strong culture allows TEP to attract and retain a talented workforce while preserving institutional knowledge and mentorship opportunities. The Company believes that the foundation for an engaged and inclusive work environment starts with the Executive Officers' and Board of Directors' active involvement in the Company's strategies for employee success. TEP's business strategy includes a commitment to help employees thrive by adapting to change, investing in continuous learning, and promoting collaboration, inclusion, and engagement, while deepening the Company's safety culture.
TEP's compliance team and Board of Directors review the Company's Code of Ethics and Business Conduct (Code) annually and make updates based on direct feedback from employees. The Code serves as TEP's ethical compass and expressly states that the Company will not tolerate certain behaviors including: (i) retaliation; (ii) discrimination; (iii) harassment; or (iv) abuse of positions of trust. The Code is intended to help TEP create a safe and respectful workplace where employees feel valued and secure.
Engagement and inclusion are an integral part of TEP’s vision and values. TEP values an inclusive culture and the unique contributions, perspectives, and experiences of its employees. TEP continues to identify and focus on building capabilities that empower and inspire employees to achieve excellence together.
The Company supports employee participation in Business Resource Groups (BRG), which are voluntary, employee-led groups that have established missions, goals, and practices that support career development and employee engagement and align with TEP's business priorities. Participants share ideas and issues to help promote an inclusive and respectful workplace. Examples of BRGs that provide professional networking opportunities at TEP include:
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
•Native American, Tribal, and Indigenous Voices in Energy — dedicated to: (i) being a resource to Native Americans and creating a space of comfort and acceptance in the workplace; (ii) increasing visibility and representation of Native, Tribal, and Indigenous people in the energy field; and (iii) supporting and encouraging Native American employees in their professional growth.
TEP's workforce pipeline initiatives center on attracting, engaging, and developing a workforce with a range of backgrounds and experiences.
TEP is a Troops to Energy Jobs employer that works with the Center for Energy Workforce Development to match military skills with open positions in a variety of fields within the Company. TEP has sponsored numerous military internships for separating or retiring service members in partnership with Davis-Monthan Air Force Base, among other military bases. As of December 31, 2024, 10% of TEP's employees were military veterans.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive Officers, who are elected annually by TEP’s Board of Directors, acting at the direction of the Board of Directors of UNS Energy, as of January 1, 2025, are as follows:

Name	Age	Position(s) Held	Executive Officer Since
Susan M. Gray (1)	52	President and Chief Executive Officer	2015
J. Caleb Adcock	41	Chief Financial Officer and Vice President	2023
Erik B. Bakken	52	Chief Administrative Officer and Senior Vice President	2018
Cynthia A. Garcia	57	Chief Operating Officer and Senior Vice President	2020
Todd C. Hixon (1)	58	Senior Vice President, Chief Legal Officer and Corporate Secretary	2011
Frank P. Marino (1)	60	Senior Vice President, Finance	2013
Ana M. Bustamante	52	Vice President, Energy Delivery	2025
Dallas J. Dukes	57	Vice President, Customer Experience, Programs and Pricing	2019
Orrin T. Nay	60	Vice President of Energy Resources	2022
Christopher W. Norman	49	Vice President, Public Policy	2022
Michael E. Sheehan	57	Vice President, Fuels and Resource Planning	2020
Amy J. Welander	46	Vice President, General Counsel and Assistant Corporate Secretary	2023
Gail M. Zody-Serbia	47	Vice President of Human Resources	2022
Martha B. Pritz	63	Treasurer	2017
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

ITEM 1A. RISK FACTORS
TEP's business and financial results are subject to a number of risks and uncertainties, including those set forth below. These risks and uncertainties fall primarily into five major categories: operational, regulatory, revenues, environmental, and financial. Additional risks and uncertainties that are not currently known to TEP or that are not currently believed by TEP to be material may also negatively impact TEP’s business and financial results.
OPERATIONAL
TEP is subject to cyber-attacks which could have a negative impact on the Company's business and results of operations.
Cybercrime, which includes the use of malware, ransomware attacks, computer viruses, and other means for disruption or unauthorized access has increased in frequency, scope, and potential impact in recent years due to heightened geopolitical instability, an increase in remote work, the increased use of smartphones, tablets, and other wireless devices, and the continued monetization of cybercrime. The Company is subject to inherent technological risk from hacking, software viruses, and other types of data security breaches, as well as to third-party cybersecurity risk. Furthermore, the nature and sophistication of cyber-attacks continues to evolve as cyber-attackers use Artificial Intelligence to develop malicious code and sophisticated phishing attempts and other attacks on operational control systems and data. The Company's utility business requires access to and retention of sensitive customer data, including personal and credit information, in the ordinary course of business. The Company relies on the continued operation of sophisticated digital information technology systems and network infrastructure to operate the utility as part of an interconnected regional electrical grid. TEP's operations technology systems face a heightened risk of cyber-attack due to the critical nature of such infrastructure.
TEP's information technology systems and network infrastructure have been subject to, and will likely continue to be subject to, cyber-attacks from foreign or domestic sources attempting to gain unauthorized access to information and/or information systems through computer viruses and phishing attempts either directly or indirectly through its vendors or related third parties. Such attempts could be motivated by a desire to disrupt utility operations or seek financial gain.
If, despite TEP's security measures, a significant cybersecurity event or data breach occurred, the Company could: (i) have operations disrupted, have customer information stolen, and experience general business system and process interruption or compromise, including that which could prevent TEP from servicing customers, collecting revenues or recording, processing and/or reporting financial information correctly; (ii) experience loss of revenues, response costs, and other financial loss; and (iii) be subject to increased regulation, litigation, including class action litigation, and damage to the Company's reputation. Any of these outcomes could have a negative impact on TEP's business and results of operations. See Part I, Item 1C Cybersecurity of this Form 10-K for a discussion of cybersecurity risk management, strategy, and governance, which should be read in conjunction with this Item 1A.
TEP is subject to capacity shortfalls which could result in an inability for the Company to reliably serve load requirements and could negatively affect TEP’s results of operations, net income, and cash flows.
Increased capacity scarcity in the Western United States may result in TEP's inability to meet customer demand. Conditions that could cause a capacity shortfall include but are not limited to: water scarcity, fuel supply shortages related to constrained natural gas pipelines or coal delivery interruptions, increased customer demand, including as a result of potential new large customers such as data centers, coal mine or natural gas well field outages, an extreme weather event, a wildfire, changes in regulatory policy, unplanned outages, including extensions of planned outages due to equipment failures or other complications, in-service delays of new generation and transmission resources, and/or retirement of generation resources. These conditions have and may continue to require collaboration with other regional energy providers to investigate additional resources and technologies, including nuclear and natural gas-fired generation and increased gas pipeline capacity, necessary to meet the future needs of customers. Additionally, these conditions may contribute to market price volatility and increased difficulty in procuring market energy. An inability to serve load requirements could negatively affect TEP’s results of operations, net income, and cash flows.
The operation of generation facilities, battery energy storage systems, and transmission and distribution systems and the construction of capital projects involves risks and uncertainties that could negatively affect TEP’s results of operations, net income, and cash flows.
The operation of generation facilities, battery energy storage systems, and transmission and distribution systems involves certain risks and uncertainties that could result in reduced generation capability or unplanned outages, including equipment breakdown or failures, fires and other hazards, lower than expected levels of efficiency or operational performance, and/or disruptions in operations due to union strikes or a labor shortage. Governmental actions and market trends that cause continued global supply chain challenges, including new or increased tariffs, lead time impacts, and price volatility, have and could continue to increase the risk that TEP's operations could be negatively impacted and/or TEP's capital investing could increase. If TEP’s generation facilities or transmission and distribution systems operate below expectations, TEP’s operating results could be negatively affected and/or TEP's capital expenditures could increase.
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
Also, a significant portion of TEP's capital plan includes the construction of capital projects to serve the growing demand for electricity which may result from the introduction of new large customers. These projects and plans are subject to risks and uncertainties including, among others, changes in legislation or regulation, such as environmental compliance requirements, direct and indirect trade and tariff impacts, supply chain disruptions, and other events beyond TEP's control, any of which could materially affect the schedule, cost, and performance of these projects. A failure to execute these projects successfully, and on a timely basis, could negatively affect TEP's financial condition or results of operations.
The effects of climate change may create operational and financial risks for TEP that, if realized, could negatively affect TEP's results of operations, net income, and cash flows.
Climate change impacts regional and global weather conditions and results in extreme weather events, including high temperatures, severe thunderstorms, and drought. Changes in weather conditions and extreme weather have and could continue to occur in the Western United States and have and could continue to affect TEP's transmission and distribution systems. In addition, extreme weather could increase the potential likelihood of wildfires. Both extreme weather events and wildfires could lead to service outages and business interruptions, either of which would increase capital expenditures and operating expenses. There can be no assurance that physical utility assets will successfully withstand severe weather conditions or wildfires. Additionally, a fire caused by our equipment could result in litigation where plaintiffs may assert claims alleging TEP is liable for resulting damages.
Drought conditions in the Western United States have and may continue to lead to a regional decrease in surface water and groundwater accessibility. Drought conditions may result in: (i) additional regulation, impacting TEP's water use for generation; and (ii) regional power constraints, impacting power market prices. Regional water scarcity may also impact existing customers' operations and future economic development, affecting retail sales volumes and related revenue, as well as the region's ability to contain and mitigate risk from wildfires.
Other potential risks associated with changes in weather conditions, extreme weather events, and wildfires, including wildfires outside of TEP's service territory, include the inability to secure sufficient insurance coverage, increased insurance costs, regulatory recovery risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets. Any damage caused to our assets or disruption of service to our customers could lead to a negative impact on TEP's results of operations, net income, and cash flows.
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
Certain generation facilities from which TEP receives power are jointly-owned with, or operated by, third parties. TEP does not have the sole discretion to affect the management or operations at such facilities. As a result of this reliance on other operators, TEP may not be able to ensure the proper management of the operations and maintenance of such generation facilities. Further, TEP may have limited ability to determine how best to manage the changing economic conditions, more restrictive trade policies, higher tariffs, or environmental requirements that may affect such facilities. A divergence in the interests of TEP and the co-owners or operators, as applicable, of such facilities could negatively impact TEP's business and operations.
TEP is subject to physical attacks which could have a negative impact on the Company's business and results of operations.
TEP’s generation, transmission, and distribution assets are critical to the provision of electric service to our customers and stability of the bulk electric system. These assets also provide the framework for our service infrastructure. TEP is facing a heightened risk of physical attacks on the Company's electric assets. The Company's electric generation, transmission, and distribution assets are geographically dispersed and are often in rural or unpopulated areas which makes it especially difficult to adequately detect, defend from, and respond to such attacks. The Company relies on the continued operation of these assets, which are part of an interconnected regional electrical grid. Any significant interruption in the availability or operation of these assets could prevent the Company from fulfilling its critical business functions, including delivering energy to customers. Security threats continue to evolve and adapt. Such attempts could be motivated by a desire to disrupt utility operations or seek financial gain. TEP, the energy industry, and our third-party vendors have been subject to, and will likely continue to be subject to, attempts to disrupt operations through physical security attacks and breaches. Such events or the threat of such events may increase costs associated with heightened security requirements. Despite implementation of security measures, there can be no assurance that the Company will be able to prevent such disruptions.
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
REGULATORY
Government action or changes in legislation, regulation, or regulatory structure could negatively affect TEP's results of operations, net income, and cash flows.
TEP incurs costs to comply with legislative and regulatory requirements and initiatives, including those relating to clean energy requirements, the deployment of distributed energy resources, and implementation of programs for demand response, customer energy efficiency, and electric vehicles. Additionally, the City of Tucson is studying the feasibility of municipalization. TEP could be adversely affected if we are subject to municipalization or other related government action. Initiatives or changes to existing requirements have occurred and could arise again in the future through legislative, regulatory, or other measures (including ballot initiatives) on a federal, state, or local level.
TEP's ability to recover its investments and costs associated with legislative and regulatory initiatives will, in large part, depend on the final form of legislative, regulatory, or government actions. Further increases to rates could negatively affect the affordability of rates charged to customers, which may negatively affect TEP’s results of operations, net income, and cash flows.
TEP's business is significantly impacted by government legislation, regulation and oversight. TEP's inability to recover its costs, earn a reasonable return on its investments, or comply with current regulations would negatively affect its results of operations, net income, and cash flows.
TEP's financial condition is influenced by how regulatory authorities, including the ACC and the FERC, establish the rates TEP can charge customers and authorize rates of return, common equity levels, and the amount of costs that may be recovered from TEP's customers. The Company's ability to timely obtain rate adjustments that provide TEP with the opportunity to earn authorized rates of return depends upon timely regulatory action under applicable statutes and regulations and cannot be guaranteed.
•ACC—The ACC is a constitutionally created body composed of five elected commissioners and has jurisdiction over rates for retail customers. Commissioners are elected state-wide for staggered four-year terms and are limited to serving two consecutive terms. As a result, the composition of the ACC, and therefore its policies, are subject to change every two years.
•FERC—The FERC has jurisdiction over rates for electric transmission in interstate commerce and rates for wholesale sales of electric power, including terms and prices of transmission services and sales of electricity at wholesale. Commissioners are appointed by the President of the United States, with advice and consent of the Senate, for staggered five-year terms.
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
REVENUES
TEP's results of operations, net income, and cash flows could be negatively affected by various factors impacting demand for electricity.
Weather Conditions and Customer Usage Patterns
TEP's revenues, results of operations, and cash flows are seasonal and are subject to weather conditions and customer usage patterns, which are beyond the Company’s control.
Retail Sales
TEP earns the majority of its operating revenue and net income in the third quarter because retail customers increase their air conditioning usage during the summer. Conversely, first quarter net income is limited by relatively mild winter weather in TEP's retail service territory. Unseasonably cool summers or warm winters may reduce customer usage, negatively affecting results of operations, net income, and cash flows by reducing sales.
Production Tax Credits
Electricity generated from TEP's wind-powered facility depends heavily on wind conditions, turbine availability, and transmission capacity. If such conditions are unfavorable, or if any other operational constraints exist, the facility’s electricity generation and associated PTCs may be reduced, negatively affecting tax payments and net income.
Economic Conditions and Energy Conservation Measures
A significant decrease in the demand for electricity in TEP's service area would negatively impact retail sales and adversely affect results of operations, net income, and cash flows. National and local economic conditions have a significant impact on customer growth and overall retail sales in TEP’s service area. TEP anticipates an annual customer growth rate of 1% for the next five years.
Research and development activities are ongoing for new technologies that produce power and/or reduce power consumption, such as renewable energy resources, including energy storage and customer-sited DG, energy-efficient products, and control systems. Continued development and use of these technologies and compliance with the ACC's EE Standards and RES continue to have a negative impact on TEP’s use per customer and overall retail sales. TEP's use per customer declined by an average of 1% per year from 2020 through 2024.
Significant Customers
Existing Large Customers
TEP is dependent on a small number of customers for a significant portion of future revenues. A reduction in the electricity sales to these customers would negatively affect results of operations, net income, and cash flows.
TEP’s ten largest customers represented 11% of total revenues in 2024. TEP sells electricity to mines, military installations, and other large commercial and industrial customers. Retail sales volumes and revenues from these customers could decline as a result of, among other things: global, national, and local economic conditions; curtailments of customers' operations due to unfavorable market conditions; military base reorganization or closure decisions by the federal government; the effects of energy efficiency; or the decision by customers to self-generate all or a portion of their energy needs. A reduction in retail kWh sales to any one of TEP’s ten largest customers would negatively affect the Company's results of operations, net income, and cash flows.
Future Large Customers
TEP's revenue growth projections and resource plans are based on assumed additions of a small number of customers with large load requirements. TEP could need to make significant infrastructure investments and commitments to service the associated demand growth. Meeting such demand growth may create challenges to TEP's ability to achieve its goals related to reducing carbon emissions by 2035 and 2050. If these prospective customers do not ultimately locate in our service territory, or if the potential customers reduce their load projections for which TEP planned after significant investments are made, it could materially impact our financial condition. Additionally, if TEP is unable to serve these prospective customers, the Company may not be able to fully recover its infrastructure investments and could lose future growth opportunities resulting in reputational harm, including with regulators. A concentration of sales to a small number of such customers, and the scale of investment required to support those customers, intensifies this risk and the potential for a negative impact on TEP's results of operations, net income, and cash flows, as well as on its ability to achieve its carbon emission reduction goals.
ENVIRONMENTAL
TEP is subject to numerous environmental laws and regulations that may increase its cost of operations or expose it to environmental litigation and liabilities.
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
We have incurred costs in connection with environmental compliance, and we anticipate that we will continue to do so in the future. These laws and regulations can contribute to higher capital expenditures and operating expenses, particularly resulting from enforcement efforts focused on existing generation facilities and compliance standards related to new and existing generation facilities. These laws and regulations generally require TEP to obtain and comply with a wide variety of environmental licenses, permits, authorizations, and other approvals. Both public officials and private individuals may seek to enforce applicable environmental laws and regulations and policies. Failure to comply with applicable laws and regulations, or address certain policies, or the release of hazardous or toxic substances into the air, water, or soil, including, for example, leaking or spilled insulating fluid from electrical equipment and release of contaminants caused by the failure of battery energy storage systems may result in litigation, as well as the imposition of fines and penalties.
Existing environmental laws and regulations may be revised, and new environmental laws and regulations may be adopted or become applicable to the Company's facilities. Increased compliance costs or additional operating restrictions from revised or additional regulation could have a negative effect on TEP's results of operations, particularly if those costs are not timely and fully recoverable from TEP customers. TEP’s obligation to comply with these laws and regulations as an owner or participant in regulated facilities like Springerville and Four Corners, coupled with the financial impact of future climate change legislation, other environmental regulations and policies, and other business considerations, could jeopardize the economic viability of these generation facilities. Additionally, these regulations may jeopardize continued generation facility operations or the ability of individual participants to meet their obligations and willingness to continue their participation in these facilities, potentially resulting in increased operational costs for the remaining participants.
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

FINANCIAL
Early closures of coal-fired generation facilities could result in TEP recognizing regulatory impairments or increased costs of operations if recovery of TEP's remaining investments in such facilities and the costs associated with early closures are not permitted through rates charged to customers.
TEP's remaining coal-fired generation facilities may close before the end of their useful lives in response to our transition to a less carbon-intensive energy portfolio, economic conditions and/or changes in regulation. TEP has previously closed coal-fired generation facilities. If any additional coal-fired generation facilities from which TEP obtains power are closed prior to the end of their useful lives, TEP may need to seek regulatory recovery of the remaining net book value and could incur added expenses relating to accelerated depreciation and amortization, decommissioning, reclamation, and cancellation of long-term coal contracts of such generation facilities. As of December 31, 2024, the net book value of TEP's in-service coal-fired generation facilities was $1.0 billion.
Volatility, disruptions, or unfavorable changes in the financial markets, changes in interest rates, or unanticipated financing needs, could increase TEP's financing costs, limit access to the credit or bank markets, affect the Company's ability to comply with financial covenants in debt agreements, and increase TEP's pension funding obligations. Such outcomes may negatively affect liquidity and TEP's ability to fund the Company's operations and carry out the Company's financial strategy.
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
In addition, unfavorable market conditions have and could again negatively affect the market value of assets held in its pension and other postretirement benefit plans and may increase the amount and accelerate the timing of required future funding contributions.
GENERAL RISK FACTORS
Events beyond our control, such as public health crises, geopolitical tensions, natural disasters, or other catastrophic events, could adversely affect our business, results of operations and financial condition.
TEP could be negatively impacted by various events beyond our control, including, without limitation, public health crises, geopolitical tensions and other political instability, terrorist attacks, natural disasters, or other catastrophic events, whether occurring locally, nationally, or globally. Any of the forgoing events and any resulting impact, such as economic and/or trade disruptions, including the disruption of global supply chains and volatility and disruption of financial markets, labor shortages, or government-mandated actions in response to any such event could materially affect TEP’s business, results of operations, access to sources of liquidity, and financial condition, either directly or through the impact on third parties upon whom we rely.
Changes in tax regulation may negatively affect the results of operations, net income, and cash flows of TEP.
The Company is subject to taxation by the various taxing authorities at the federal, state and local levels where it does business. Legislation or regulation could be enacted, modified, or terminated by any of these governmental authorities, which could affect the Company’s tax positions, results of operations, net income, and cash flows.
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

TEP's Security Steering Committee provides management oversight to its cybersecurity strategy, performance, and risk assessment and management. This committee also reviews significant cybersecurity events, including the scope of the incident and the associated prevention, detection, mitigation, and remediation efforts. This committee includes the Chief Operating Officer, Chief Legal Officer, Senior Vice President of Finance, Senior Director of IT Operations and Enterprise Security, and others with the requisite cybersecurity experience, training, and skills who oversee TEP’s ERM program. The Senior Director of IT Operations and Enterprise Security has 16 years of experience in managing technology and risks and advising on cybersecurity issues and holds CISSP and GICSP certifications.

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
TEP's rights under land easements expire at various times, and renewal action by the applicable tribal or federal agencies is required. The ultimate cost of renewal for certain of the rights-of-way for the Company's transmission lines is uncertain. The principal owned generation, distribution, and transmission facilities of TEP are described in Part I, Item 1. Business, Overview of Business, and such descriptions are incorporated herein by reference.

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
This section of this Form 10-K primarily discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 activity and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for our fiscal year ended December 31, 2023.
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
References in this Management's Discussion and Analysis to "we," "our," and "us" are to TEP.

OUTLOOK AND STRATEGIES
Our financial performance and outlook are affected by many factors, including: (i) global, national, regional, and local economic conditions; (ii) volatility in the financial markets; (iii) environmental laws, regulations, and policies; and (iv) other regulatory and legislative actions. Our plans and strategies include:
•Promoting economic development within our service territory to enable prosperity in the communities we serve while achieving sales growth and maintaining affordable rates for our customers. Our company is positioned to capitalize on unprecedented interest from new large customers to locate in our service territory.
•Achieving constructive outcomes in our regulatory proceedings that will provide us more timely cost recovery and an opportunity to earn an appropriate return on our rate base investments.
•Continuing our transition to a less carbon-intensive energy portfolio while complying with regulatory requirements and maintaining financial strength. We have established an aspirational goal of net zero direct GHG emissions by 2050 emphasizing our commitment to decarbonize while preserving customer reliability and affordability. To keep us on pace, we aim to reduce carbon emissions by 80% (compared to 2005) by 2035. Our ability to achieve these goals could be impacted by various federal and state energy policies and other external factors, including significant new customer growth, and an increase in demand from existing customers.
•Focusing on our core utility business through operational excellence, investing in infrastructure to ensure reliable service, and maintaining a strong community presence.
Performance - 2024 Compared with 2023
We reported net income of $289 million in 2024 compared with $259 million in 2023. The increase of $30 million, or 12%, was primarily due to:
•$60 million in higher margin from retail revenue primarily due to an increase in rates as approved in the 2023 Rate Order; partially offset by lower LFCR revenues;

•$13 million in higher AFUDC due to an increase in eligible construction expenditures;
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
The increase was partially offset by:
•$22 million in higher base operations and maintenance expenses primarily due to an increase in outside services expenses, an increase in employee wages and benefits expenses, and higher operations and maintenance expenses at our generation facilities;
•$18 million in higher depreciation expense primarily due to an increase in depreciation rates as approved in the 2023 Rate Order;
•$9 million in higher interest expense primarily due to the issuance of debt in August 2024; and
•$7 million in lower margin from transmission revenue primarily due to a regulatory decision approving a credit to retail customers for certain transmission revenue beginning in December 2023; partially offset by an increase in TEP's transmission formula rate revenue requirement.

FACTORS AFFECTING RESULTS OF OPERATIONS
The most significant factors affecting our current and future results of operations are related to regulatory matters, generation resource strategy, and sales growth and seasonality.
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
Roadrunner Reserve I Application for Accounting Order
In September 2023, TEP entered into an EPC agreement to develop Roadrunner Reserve I with an anticipated in-service date in 2025. In October 2024, we filed an application with the ACC for an accounting order requesting authorization to defer for future recovery certain incurred costs associated with owning, operating, and maintaining Roadrunner Reserve I, offset by future benefits associated with investment tax credits. We cannot predict the timing or outcome of this application.
ACC Formula Rate Plan Policy
In December 2024, the ACC adopted a formula rate policy statement that allows regulated utilities to propose a formula rate plan in future rate cases. A formula rate plan, if approved by the ACC, would adjust rates annually based on a predetermined formula. Formula rate plans are expected to improve rate stability for customers, while also reducing regulatory lag and related costs, as well as reducing the number of adjustor mechanisms and the reliance thereon.
Generation Resource Strategy
Our long-term resource planning strategy is to continue our transition to a less carbon-intensive energy portfolio by expanding renewable energy, energy storage, and natural gas resources while reducing reliance on coal-fired generation resources. In 2023, we filed our 2023 IRP with the ACC, which outlines our plan to expand our clean energy portfolio to support anticipated growth and maintain affordable, reliable service as we work towards an aspirational goal of net zero direct GHG emissions by 2050. To keep us on pace, we aim to reduce carbon emissions by 80% (compared to 2005) by 2035. Our ability to achieve these goals could be impacted by various federal and state energy policies and other external factors, including significant new customer growth and an increase in demand from existing customers. The execution of our 2023 IRP is dependent on obtaining regulatory recovery in future rate proceedings. In October 2024, the ACC acknowledged our 2023 IRP and found it to be reasonable and in the public interest.
In 2022, we issued an All-Source Request for Proposal (ASRFP), which allowed for all resource types, including, among others, new wind and solar generation, battery storage, and energy efficiency resources. As a result of our 2022 ASRFP, we entered into:
•an EPC agreement in September 2023 to develop Roadrunner Reserve I. Roadrunner Reserve I will be a standalone BESS facility with a nominal capacity rating of 200 MW and energy capacity of 800 MWh with an anticipated in-service date in 2025;
•a renewable PPA in January 2024 with Wilmot Energy Center II (Wilmot II). Wilmot II will have 100 MW of solar capacity accompanied by 100 MW of battery storage with energy capacity of 400 MWh with an anticipated in-service date in 2026; and
•a renewable PPA in April 2024 with Winchester Solar I, LLC (Winchester). Winchester will have 80 MW of solar capacity accompanied by 80 MW of battery storage with energy capacity of 320 MWh with an anticipated in-service date in 2027.
In December 2023, we issued another ASRFP (2024 ASRFP) based on the resource needs outlined in our 2023 IRP targeting in-service dates of 2026 through 2027. As a result of our 2024 ASRFP, we entered into an EPC agreement in August 2024 to develop Roadrunner Reserve II. Roadrunner Reserve II will be a standalone BESS facility with a nominal capacity rating of 200 MW and energy capacity of 800 MWh with an anticipated in-service date in 2026. See Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information related to the EPC agreement.
Our existing coal-fired generation fleet faces a number of uncertainties affecting the viability of continued operations, including changing state and federal law and energy policies, competition from other resources, fuel supply, land lease contract extensions, environmental regulations and policies, and, for jointly-owned facilities, the willingness of other owners to continue their participation. Given this uncertainty, we expect to exit all ownership interests in coal-fired generation facilities by the end of 2031. We will seek regulatory recovery for any amounts that would not otherwise be recovered as a result of these actions.
Federal Tax Credits
Production Tax Credits
PTCs are per-kWh federal tax credits earned for electricity generated using qualified energy resources, which can be claimed for a 10-year period once a qualifying facility is placed in service. In May 2021, Oso Grande, a qualified energy resource, was placed in service. While costs associated with operating the facility are recorded throughout the year, PTCs are recognized through the effective tax rate provision and are primarily recognized in the third quarter due to weather patterns that contribute to seasonal fluctuations in taxable earnings. We recorded approximately $21 million and $15 million in PTCs related to Oso

Grande in 2024 and 2023, respectively. The PTC rate published by the IRS for electricity produced by a qualified facility using wind placed in service prior to 2022 was $0.029 for 2024 and $0.028 for 2023.
Electricity generated from Oso Grande depends heavily on wind conditions. If such conditions vary from our estimates, or if any operational constraints exist, the project's electricity generation and associated PTCs may be substantially different compared to prior periods. Oso Grande and the associated PTCs are included in rates as part of the 2023 Rate Order.
Investment Tax Credits
ITCs are federal tax credits based on the initial investment in clean energy generation including qualifying solar and wind. Beginning in 2023, standalone BESS also qualify for the credit. The base credit rate is 30% of the qualifying costs for projects that began construction before January 29, 2023. TEP began construction prior to this date for Roadrunner I and II, which are expected to be placed in service in 2025 and 2026, respectively.
Sales Growth and Seasonality
Our average retail sales growth has remained relatively flat over the past three years. Recently, we have experienced interest from potential new large retail customers in the manufacturing, data center, and mining sectors with significant energy demands. This interest could result in a significant increase in retail sales growth compared to our historical averages. In addition, a significant increase in energy demand could require additions to our generation fleet above what is reflected in our 2023 IRP, as well as higher transmission and distribution infrastructure investments. We are analyzing the requests and cannot predict the quantity or timing of the energy demand that may result from the current interest received.
Weather Patterns
Changing weather patterns and other factors cause seasonal fluctuations in sales of power. Our retail sales are highest in the second and third quarter of the year when cooling demand is higher, which results in higher revenue during this period. By contrast, lower sales of power occur during the first and fourth quarters of the year, due to mild winter weather in our retail service territory. Our operating costs are generally consistent throughout the year which produces higher operating income in the second and third quarter and lower operating income in the first and fourth quarter. As a result, seasonal fluctuations affect the comparability of our quarterly results of operations.
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
The following discussion provides the significant items that affected our results of operations for the year ended 2024 compared to 2023 presented on a pre-tax basis.

Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Years Ended December 31,		Increase (Decrease)	Year Ended December 31,	Increase (Decrease)
(in millions)	2024	2023	Percent	2022	Percent
Operating Revenues
Retail	$1,321	$1,283	3.0%	$1,140	12.5%
Wholesale, Long-Term	57	76	(25.0)%	99	(23.2)%
Wholesale, Short-Term (1)	186	253	(26.5)%	330	(23.3)%
Transmission	55	56	(1.8)%	62	(9.7)%
Springerville Units 3 and 4 Participant Billings	106	111	(4.5)%	90	23.3%
Other	80	96	(16.7)%	87	10.3%
Total Operating Revenues	$1,805	$1,875	(3.7)%	$1,808	3.7%
(1)Includes revenue realized from wholesale trading as defined in the PPFAC plan of administration. We share 10% of any realized gains on trading transactions with retail customers through the PPFAC mechanism.
We reported Operating Revenues of $1,805 million in 2024 compared with $1,875 million in 2023. The decrease of $70 million, or 4%, was primarily due to:
•$67 million in lower short-term wholesale revenues primarily due to a decrease in price; partially offset by an increase in revenue realized from wholesale trading as defined in the PPFAC plan of administration;
•$19 million in lower long-term wholesale revenues primarily due to a decrease in volume as a result of less favorable market conditions and the expiration of certain contracts;
•$16 million in lower other revenue primarily due to the expiration of an asset management agreement related to natural gas pipeline capacity; and
•$5 million in lower Springerville Units 3 and 4 participant billings primarily due to higher reimbursable planned outage costs in 2023.
The decrease was partially offset by $38 million in higher retail revenues primarily due to an increase in rates as approved in the 2023 Rate Order; partially offset by lower PPFAC cost recoveries as a result of a decrease in the PPFAC rate.
The following table provides key statistics impacting Operating Revenues:

	Years Ended December 31,		Increase (Decrease)	Year Ended December 31,	Increase (Decrease)
(kWh in millions)	2024	2023	Percent	2022	Percent
Electric Sales (kWh) (1)
Retail Sales	8,964	8,954	0.1%	8,810	1.6%
Wholesale, Long-Term	940	1,314	(28.5)%	1,659	(20.8)%
Wholesale, Short-Term	5,061	4,486	12.8%	4,203	6.7%
Total Electric Sales	14,965	14,754	1.4%	14,672	0.6%

Average Revenue cents per kWh (2)
Retail	14.74	14.33	2.9%	12.94	10.7%
Wholesale, Long Term	6.09	5.79	5.2%	5.99	(3.3)%
Wholesale, Short-Term	3.12	5.23	(40.3)%	7.62	(31.4)%

Total Retail Customers (3)	451,937	446,762	1.2%	442,751	0.9%
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
Operating Expenses
Fuel and Purchased Power Expense
We reported Fuel and Purchased Power expense of $633 million in 2024 compared with $756 million in 2023. The decrease of $123 million, or 16%, was primarily due to:
•$92 million in lower Purchased Power expenses primarily due to a decrease in price and volume;
•$38 million in lower Fuel expenses primarily due to a decrease in natural gas prices; partially offset by: (i) higher realized losses on natural gas swaps; (ii) an increase in coal prices; and (iii) an increase in Gas-Fired Generation volumes; and
•$14 million in lower Transmission and Other PPFAC Recoverable Costs primarily due to a decrease in transmission service expenses.
The decrease was partially offset by a $21 million increase in PPFAC Recovery Treatment primarily due to a decrease in PPFAC eligible costs deferred as a regulatory asset for future recovery; partially offset by a decrease in PPFAC cost recoveries.
The following table provides key statistics impacting Fuel and Purchased Power:

	Years Ended December 31,		Increase (Decrease)	Year Ended December 31,	Increase (Decrease)
(kWh in millions)	2024	2023	Percent	2022	Percent
Sources of Energy
Coal-Fired Generation	3,054	3,688	(17.2)%	4,626	(20.3)%
Gas-Fired Generation	8,679	7,336	18.3%	6,459	13.6%
Utility-Owned Renewable Generation	821	654	25.5%	816	(19.9)%
Total Generation	12,554	11,678	7.5%	11,901	(1.9)%
Purchased Power, Non-Renewable	1,596	2,267	(29.6)%	2,152	5.3%
Purchased Power, Renewable	1,342	1,363	(1.5)%	1,299	4.9%
Total Generation and Purchased Power (1)	15,492	15,308	1.2%	15,352	(0.3)%

(cents per kWh)
Average Fuel Cost of Generated Power (2)
Coal (3)	4.51	3.17	42.3%	2.83	12.0%
Natural Gas (4)	2.20	3.27	(32.7)%	5.36	(39.0)%
Average Cost of Purchased Power (5)
Purchased Power, Non-Renewable (6)	2.75	6.70	(59.0)%	7.31	(8.3)%
Purchased Power, Renewable	6.86	6.74	1.8%	6.76	(0.3)%
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
(3)In 2024, coal prices increased due to the execution of a coal supply agreement for Springerville Units 1 and 2 through 2031, which includes price adjustment components that will affect future costs.

(4)Includes realized gains and losses from hedging activity.
(5)This metric represents cost as cents per kWh for renewable and non-renewable purchased power. This number is calculated as purchased power cost divided by Purchased Power (kWh) for each respective form of purchased power. Management uses this metric to compare and monitor the costs of renewable and non-renewable purchased power.
(6)The decrease in the average cost of non-renewable purchased power is due to the expiration of a tolling agreement in October 2023.
Operations and Maintenance Expense
We reported Operations and Maintenance expense of $447 million in 2024 compared with $445 million in 2023. The increase of $2 million, or less than 1%, was primarily due to:
•$10 million in higher outside services expenses;
•$8 million in higher employee wages and benefits expenses; and
•$7 million in higher operations and maintenance expenses at our generation facilities.
The increase was partially offset by:
•$12 million in lower RES and DSM expenses; and
•$11 million in lower reimbursable maintenance expense related to Springerville Units 3 and 4 primarily due to higher planned outage costs in 2023.
Depreciation and Amortization Expense
We reported Depreciation and Amortization expense of $257 million in 2024 compared with $236 million in 2023. The increase of $21 million, or 9%, was primarily due to an increase in depreciation rates as approved in the 2023 Rate Order.
Other Income (Expense)
We reported Other Expense of $63 million in 2024 and 2023. Changes in 2024 compared to 2023 were primarily due to:
• $15 million in higher AFUDC due to an increase in eligible construction expenditures.
Offset by:
•$10 million in higher interest expense due to the issuance of debt in August 2024; and
•$3 million in lower interest income on under-recovered PPFAC balances.
Income Tax Expense
We reported Income Tax Expense of $44 million in 2024 compared with $49 million in 2023. The decrease of $5 million, or 10%, was primarily due to higher tax credits related to Oso Grande PTCs.

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

Available Liquidity

(in millions)	December 31, 2024
Cash and Cash Equivalents	$14
Amount Available under Revolving Credit Agreement (1)	168
Total Liquidity	$182
(1)The 2021 Credit Agreement provides for revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively, and had an original maturity date of October 2026. In October 2024, the maturity date was extended one year to October 2027. See Access to Credit below.
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
See Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding our market risks. See Note 1, Note 8 and Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding our leases, financing arrangements, and purchase commitments, respectively.
Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing, and financing activities:

	Years Ended		Increase (Decrease)	Year Ended	Increase (Decrease)
(in millions)	2024	2023	Percent	2022	Percent
Operating Activities	$663	$560	18.4%	$509	10.0%
Investing Activities	(788)	(633)	24.5%	(510)	24.1%
Financing Activities	131	65	101.5%	19	242.1%
Net Increase (Decrease) (1)	6	(8)	*	18	*
Beginning of Period	43	51	(15.7)%	33	54.5%
End of Period	$49	$43	14.0%	$51	(15.7)%
* Not meaningful
(1)Calculated on rounded data and may not correspond exactly to amounts on the Consolidated Statements of Cash Flows.
Operating Activities
Net cash flows provided by operating activities increased by $103 million in 2024 compared with 2023 primarily due to: (i) lower PPFAC recoverable costs driven by lower purchased power and fuel costs; (ii) higher retail revenues due to an increase in rates approved in the 2023 Rate Order; and (iii) changes in working capital associated with wholesale sales.
Investing Activities
Net cash flows used for investing activities increased by $155 million in 2024 compared with 2023 primarily due to an increase in cash paid for capital expenditures.
Financing Activities
Net cash flows provided by financing activities increased by $66 million in 2024 compared with 2023 primarily due to: (i) higher proceeds from credit facility borrowings, net of repayments; (ii) an increase in equity contributions from UNS Energy; and (iii) higher proceeds from debt issuance; partially offset by: (i) higher redemptions of long-term debt in 2024; and (ii) an increase in dividends declared and paid to UNS Energy.

Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of December 31, 2024, we had no short-term investments.
Access to Credit
We have access to working capital through our credit agreement with lenders. Amounts borrowed from the 2021 Credit Agreement are used for working capital and other general corporate purposes. LOCs will be issued from time to time to support energy procurement, hedging transactions, and other business activities. As of December 31, 2024, there was $168 million available under the 2021 Credit Agreement, which reflects $70 million of outstanding borrowings and $12 million in LOCs issued with fees that accrue at a rate of 1.050% per annum. As of February 13, 2025, there was $138 million available under the 2021 Credit Agreement.
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
•In August 2024, we issued and sold $400 million aggregate principal amount of 5.20% senior unsecured notes due September 2034. We used the net proceeds to repay debt and for general corporate purposes.
•In December 2024, we redeemed at par prior to maturity $300 million aggregate principal amount of 3.05% senior unsecured notes.
We anticipate issuing long-term debt in 2025.
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of December 31, 2024, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- (negative) and A3 (stable), respectively.
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
Debt Covenants
Under certain agreements, should we fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of December 31, 2024, we were in compliance with these covenants.
We do not have any provisions in any of our debt agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contributions from Parent
We received an equity contribution of $50 million from UNS Energy in 2024 and no equity contributions in 2023.

Dividends Declared and Paid to Parent
We declared and paid $85 million in dividends to UNS Energy in 2024 and $64 million in 2023.
Master Trading Agreements
We conduct our wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, we may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits established for us based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of December 31, 2024, we had no cash posted as collateral to provide credit enhancement related to our wholesale marketing or risk management activities.
Capital Expenditures
Our routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. We prioritize capital projects to mitigate supply chain risk, particularly in view of heightened geopolitical instability and global supply chain challenges. In 2024, total capital expenditures of $733 million included: (i) investments in distribution and transmission assets, including payments for the construction of the Vail to Tortolita 230kV transmission line; and (ii) investments in Roadrunner Reserve I and II. In 2023, total capital expenditures of $578 million included: (i) investments in distribution and transmission assets, including initial payments for the construction of the Vail to Tortolita 230kV transmission line; and (ii) investments in Roadrunner Reserve I.
Our forecasted capital expenditures presented below exclude amounts for AFUDC equity and other non-cash items:

	Years Ended December 31,
(in millions)	2025	2026	2027	2028	2029
Generation Facilities:
New Energy Resources (1)	$240	$43	$124	$134	$11
Other Generation Facilities (2)	116	234	285	300	18
Total Generation Facilities	356	277	409	434	29
Transmission and Distribution (3)	361	304	272	234	205
General and Other (4)	73	80	61	63	76
Total Capital Expenditures	$790	$661	$742	$731	$310
(1)Includes investments in renewable energy, Roadrunner Reserve I and II in alignment with our long-term strategy of transitioning to a less carbon-intensive energy portfolio. In August 2024, TEP entered into an EPC agreement to develop Roadrunner Reserve II at a cost of $268 million. See Note 9 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-K for additional information regarding the EPC agreement.
(2)Includes investments in existing facilities, including upgrades and ongoing maintenance to ensure reliability.
(3)Investments in transmission capacity and distribution system reliability.
(4)Includes costs for information technology, fleet, facilities, and communication equipment.
These estimates are subject to continuing review and adjustment. Actual capital expenditures may differ from these estimates due to fluctuations in business and market conditions, including inflationary pressures, tariffs, construction schedules, supply chain constraints, labor shortages and/or labor strikes, possible early plant closures, changes in generation resources, environmental requirements, state or federal regulations, new or changing commitments, and other factors. We expect to pay for forecasted capital expenditures with internally generated funds and external financings, which may include issuances of long-term debt, other borrowings, or equity contributions.
Roadrunner Reserve I
In 2023, we entered into an EPC agreement to develop Roadrunner Reserve I at a cost of $294 million. The facility is expected to be placed in service in 2025. As of December 31, 2024, total cost of construction incurred from inception was $269 million. The project costs incurred are currently included in Construction Work in Progress on the Consolidated Balance Sheets. In January 2025, TEP paid $19 million in connection with the construction and development of Roadrunner Reserve I.

Roadrunner Reserve II
In 2024, we entered into an EPC agreement to develop Roadrunner Reserve II at a cost of $268 million. The facility is expected to be placed in service in 2026. As of December 31, 2024, total cost of construction incurred from inception was $76 million. The project costs incurred are currently included in Construction Work in Progress on the Consolidated Balance Sheets. In January 2025, TEP paid $5 million in connection with the construction and development of Roadrunner Reserve II.
See Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding the EPC agreements.
Income Tax Position
Under the terms of the tax sharing agreement with UNS Energy, we made $13 million in net tax sharing payments in 2024 and $6 million in 2023. Future cash flows are subject to change and are not expected to have a significant impact on our operating cash flows.
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
We capitalized $3 million in 2024 and $5 million in 2023 to comply with environmental rules and regulations. In addition, we recorded operations and maintenance expenses related to environmental compliance of $6 million in each of 2024 and 2023. We expect environmental compliance related capital expenditures of $1 million in 2025 and less than $1 million in each year from 2026 through 2029. We will request and expect recovery of the costs of environmental compliance through Retail Rates and cost recovery mechanisms.
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
In December 2016, the EPA signed a final rule that, among other things, changed the submittal date for the next Regional Haze SIP revisions from 2018 to 2021. The ADEQ began to develop a control strategy with a focus on making reasonable progress toward the national visibility goal. In July 2019, we were notified by the ADEQ that Sundt Unit 3 and Springerville Units 1 and 2 had been selected for potential emissions controls evaluations. We conducted the potential emissions controls evaluations, commonly referred to as the four-factor analysis, for the three units. These evaluations were submitted to the ADEQ in March 2020 and compliance measures for the three units were included in the revised SIP.
In December 2024, the EPA published a final rule partially approving and partially disapproving the ADEQ’s Regional Haze SIP revision. The EPA disapproved the ADEQ’s control strategy in the revised SIP, which relies, in part, on the compliance measures for Sundt Unit 3 and Springerville Units 1 and 2. The EPA also disapproved the ADEQ's selection of sources for potential emissions controls evaluations and requested further evaluation of Sundt Unit 4. The disapproval establishes a two-year deadline for the EPA to promulgate a FIP that contains EPA-required compliance measures for Springerville and Sundt, unless the EPA approves a subsequent SIP submission by the ADEQ curing the SIP deficiencies within that timeframe. We cannot predict the outcome of this matter.
Greenhouse Gas Regulation
On May 9, 2024, the EPA published final rules to regulate GHG emissions from two categories of fossil-based electric generating units (EGUs): (i) existing steam units (including coal- and natural gas-fired); and (ii) new natural gas-fired turbines. The final rules established:
•emission guidelines for existing coal-fired steam EGUs, which are subcategorized based on federally enforceable retirement dates. These emission guidelines affect Springerville Units 1 and 2, as well as Four Corners Units 4 and 5;

•emission guidelines for existing natural gas- and oil-fired steam EGUs aligned with routine methods of operation and maintenance, which are subcategorized based on the annual capacity factor of each unit beginning January 1, 2030. These emission guidelines affect Sundt Units 3 and 4;
•a requirement for states to establish standards of performance that align with the emission guidelines, in the form of emission limits. States must submit these standards of performance to the EPA for approval in the form of a state plan, which is due to the EPA in May 2026; and
•new source performance standards for new stationary natural gas-fired combustion turbines, which are subcategorized based on the annual capacity factor for each unit. For base load units (i.e., units with an annual capacity factor greater than 40%), the EPA established a two-phased performance standard. For phase 1, new base load units must initially meet performance standards based on the use of highly efficient combined cycle generation with the best operating and maintenance practices. For phase 2, the final rule requires that such base load units achieve emissions reductions aligned with a 90% carbon capture and sequestration rate beginning on January 1, 2032.
We are analyzing the EPA's final rule. Various legal challenges to the final rule are pending before the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of this matter.
The EPA did not take final action on existing natural gas-fired combustion turbines but has indicated that it plans to issue a supplemental proposal to address these units.
Coal Combustion Residuals Regulation
The EPA published final rules effective October 2015 (2015 CCR Rule) that established technical requirements for CCR landfills and surface impoundments under subtitle D of the Resource Conservation and Recovery Act. The 2015 CCR Rule provides for the safe disposal of coal ash from coal-fired generation facilities, including among other things, inspection, monitoring, recordkeeping, and reporting requirements. We currently dispose of CCR in an ash landfill located at Springerville. APS, the operator of Four Corners, currently disposes of CCR in ash ponds and dry storage areas located at the facility. SRP, the former operator of Navajo, is completing closure activities at the facility's CCR landfill. No corrective actions to comply with the 2015 CCR Rule have been identified at Springerville or Navajo. With regards to future corrective actions at Four Corners to comply with the 2015 CCR Rule, our share of costs to complete any corrective actions and to gather and perform remedial evaluations on groundwater at Units 4 and 5, is not expected to have a significant impact on our financial position, results of operations, or cash flows.
In May 2024, the EPA published the final Legacy CCR Surface Impoundments Rule that expands the scope of the 2015 CCR Rule to address the impacts from historical CCR management and placement activities that would have ceased prior to 2015. The EPA rule establishes two new categories of federally regulated CCR: (i) legacy surface impoundments, which are inactive surface impoundments at inactive facilities that no longer receive CCR but contained both CCR and liquids on or after October 19, 2015; and (ii) CCR Management Units (CCRMUs) which broadly encompass any location at an operating coal-fired generation facility where CCR would have been placed on land. A CCRMU includes not only historically closed landfills and surface impoundments, but also prior applications of CCR on land such as for structural fill. The final rule also establishes assessment, groundwater monitoring, closure, and post-closure requirements for legacy CCR impoundments and CCRMUs.
We are analyzing the EPA’s final rule for potential impacts to our operations. We anticipate CCRMUs will be identified at Springerville and Four Corners. The number, location, and size of these CCRMUs will be assessed in accordance with the compliance schedule outlined in the EPA's final rule; therefore, associated compliance costs cannot be accurately predicted at this time. SRP identified CCRMUs at Navajo. Our estimated cost to comply with the EPA's final rule at Navajo is not expected to have a significant impact on our financial position, results of operations or cash flows.
Good Neighbor Federal Implementation Plan
In September 2018, the ADEQ submitted to the EPA the Arizona SIP Revision to address the interstate transport of ozone (Arizona Ozone Transport SIP Revision) under the 2015 ozone National Ambient Air Quality Standard (NAAQS). In June 2022, the EPA proposed to approve the Arizona Ozone Transport SIP Revision, finding that it contained adequate provisions to prohibit emissions that will significantly contribute to nonattainment or interference with maintenance of the 2015 ozone NAAQS in other states.
In March 2023, the EPA released its final FIP to address the interstate transport of ozone (Good Neighbor FIP) with an effective date of August 4, 2023. The Good Neighbor FIP establishes requirements for those states where the EPA disapproved Ozone Transport SIP Revisions in whole or part. The Good Neighbor FIP requires NOx emission reductions from fossil-fueled generation facilities. The EPA provided an updated analysis in the Good Neighbor FIP that suggested Arizona may be significantly contributing to one or more nonattainment or maintenance receptors and that a separate action for Arizona was forthcoming.
In February 2024, the EPA published a proposed supplemental Good Neighbor rulemaking proposing to partially approve and partially disapprove the Arizona Ozone Transport SIP Revision and to expand the coverage of the Good Neighbor FIP to include Arizona. Arizona’s inclusion under the Good Neighbor FIP would subject certain of our fossil-fueled generation facilities to NOx emission reduction requirements. The EPA must take final action on Arizona’s Ozone Transport SIP Revision by February 26, 2026, per consent decree entered in the U.S. District Court for the Northern District of California.
In June 2024, the U.S. Supreme Court granted a stay of the Good Neighbor FIP pending the disposition of the petitions for review of the Good Neighbor FIP currently pending in the U.S. Court of Appeals for the District of Columbia Circuit. On October 29, 2024, the EPA issued an interim final rule administratively staying the effectiveness of the Good Neighbor FIP for all emissions sources subject to the plan as promulgated.
On September 12, 2024, the U.S Court of Appeals for the District of Columbia Circuit Court granted the EPA's request to remand the Good Neighbor FIP rulemaking record and further respond to comments related to the issues addressed in the U.S. Supreme Court's stay. The EPA published its updated response to comments for the Good Neighbor FIP on December 10, 2024. We cannot predict the outcome of this matter.

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
As of December 31, 2024, regulatory liabilities net of regulatory assets in the balance sheet totaled $230 million. There are no current or expected changes in the regulatory environment that impact our ability to apply accounting guidance for regulated operations. If we conclude in a future period that our operations no longer meet the criteria in this guidance, we will record our pension and other postretirement benefit plan regulatory assets or liabilities in AOCL and recognize other regulatory assets and liabilities in the income statement. The impact of this change would be material to our financial statements. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding regulatory matters.
Plant Asset Depreciable Lives
We have significant investments in electric generation, transmission, and distribution assets. We calculate depreciation expense based on our estimate of the useful lives of our plant assets and estimated net removal costs. The ACC approves depreciation rates for all generation, distribution, and general plant assets. Depreciation rates for these assets cannot be changed without the ACC's approval. Our transmission assets are subject to the jurisdiction of the FERC. The useful lives of plant assets are further detailed in Note 4 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. Changes to depreciation estimates resulting from a change of estimated service life or removal costs could have a significant impact on the amount of depreciation expense recorded in the income statement. See Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding depreciation rates.

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
We identified legal obligations to retire generation facilities specified in land leases for our jointly-owned Four Corners, Navajo and San Juan facilities. Four Corners and Navajo reside on land leased from the Navajo Nation. The provisions of the Four Corners' lease require the lessees to remove the facilities at Four Corners upon request of the Navajo Nation at expiration of the lease. We are currently incurring costs to remove facilities at Navajo at the request of the Navajo Nation. We also have certain environmental obligations at Gila River, Luna, Sundt, and Springerville. We estimate that our share of the AROs to remove the Navajo and Four Corners facilities and settle the Luna, San Juan, Sundt, Gila River, and Springerville environmental and contractual obligations will be approximately $363 million at the retirement dates. Additionally, we entered into land lease agreements or land easement agreements with certain landowners for the installation of PV and wind assets. The provisions of the PV and wind land leases or land easements require us to remove the PV or wind facilities upon expiration of the agreements. In addition, we are required to properly dispose of or recycle certain PV assets under the Resource Conservation and Recovery Act. We estimate our ARO related to the PV and wind assets to be approximately $37 million at the retirement dates. We have identified no other legal obligations to retire generation assets.
We have various transmission and distribution lines that operate under land easements and rights-of-way that contain end dates and may contain site restoration clauses. We operate transmission and distribution lines as if they will be operated in perpetuity and will continue to be used or sold without land remediation. As such, there are no AROs for these assets.
The total net present value of our ARO liability recorded in Current Liabilities—Other and Other Noncurrent Liabilities was $168 million as of December 31, 2024. See Note 4 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding AROs.
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
Pension and Other Postretirement Benefit Assumptions
We record the underfunded amount for our pension and other postretirement benefit obligations as a current liability, noncurrent liability, or combination of both, and record the overfunded amount as a noncurrent asset. For plans other than the SERP, amounts not yet recognized in the income statement are recorded as a regulatory asset or liability to reflect expected recovery or refund of pension and other postretirement benefits obligations or benefits through rates charged to retail customers. As the funded status, discount rates, and actuarial facts change, the liability and asset balances may vary significantly in future years. Key assumptions used include:
•discount rates used to determine obligations;
•expected returns on plan assets;
•compensation increases;
•mortality assumptions; and
•healthcare cost trend rates.

Discount Rates
As of December 31, 2024, we discounted our future pension obligations at a rate of 5.9% and our other postretirement benefit obligations at a rate of 5.7%. The discount rate for future pension and other postretirement benefit obligations is determined annually based on the rates currently available on high-quality, non-callable, long-term bonds. The discount rate is based on a corporate yield curve using an average yield between the 60th and 90th percentile of AA-graded U.S. corporate bonds with future cash flows that match the timing and amount of expected future benefit payments.
Expected Returns on Plan Assets
To establish the expected return on assets assumption, we review the asset allocation and develop return assumptions for each asset class based on advice from an investment consultant and the pension’s actuary that includes both historical performance analysis and forward-looking views of the financial markets. As of December 31, 2024, we assumed that our pension plans’ assets would generate a long-term rate of return of 7.3%.
Compensation Increases
As of December 31, 2024, we used an age-based assumption with a weighted average compensation increase of 3.9% to measure pension obligations.
Mortality
The PRI-2012 mortality table projected with a version of improvement scale MP-2021 modified to remove improvements for 2020-2023 due to COVID-19 and with a 15-year convergence and a 0.75% long-term rate was utilized to measure pension obligations as of December 31, 2024.
Healthcare Cost Trend Rates
We used a current year healthcare cost trend rate range between 5.3% and 6.8% in valuing our other postretirement benefit obligation as of December 31, 2024. This rate reflects both market conditions and historical experience.
Sensitivity Analysis
The table below shows the effect on our expense and obligation of a 100-basis point change to its assumptions as of December 31, 2024:

	Effect on Expense		Effect on Obligation
(in millions)	Increase	Decrease	Increase	Decrease
Change to Pension
Discount Rate	$(6)	$7	$(55)	$69
Long-Term Rate of Return on Plan Assets	(4)	4	N/A	N/A
Change to Other Postretirement Benefits
Discount Rate	(1)	1	(6)	8
Long-Term Rate of Return on Plan Assets	—	—	N/A	N/A
Healthcare Cost Trend Rate	2	(1)	6	(5)
In 2025, we will incur net periodic pension benefit costs of $14 million and net periodic other postretirement benefit costs of $4 million. We expect to record: (i) $14 million to operations and maintenance expense; and (ii) $4 million to capital. In 2025, we expect to make pension plan contributions of $10 million and other postretirement benefit payments of $5 million.
See Note 10 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further details regarding TEP's pension and other postretirement benefit expenses and obligations.
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
The market prices used to determine fair values for our derivative instruments as of December 31, 2024, are estimated based on various factors including broker quotes, exchange prices, over the counter prices, and time value.
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
Certain commodity contracts qualify as derivatives and are recorded at fair value. The changes in fair value of such contracts have a high correlation to price changes in the hedged commodities. The following table shows the changes in fair value of TEP's derivative positions:

(in millions)	2024	2023	2022
Unrealized Net Gain (Loss) Recorded to Regulatory (Assets) Liabilities	$1	$(81)	$72

TEP's derivative contracts mature on various dates through 2029. The table below displays the valuation methodologies and maturities of derivative contracts by source of fair value:

	Unrealized Gain (Loss) of TEP’s Hedging Activities
	Maturity 0 – 6 months	Maturity 6 – 12 months	Maturity over 1 yr.	Total Unrealized Gain (Loss)
(in millions)	December 31, 2024
Prices Actively Quoted	$(7)	$(9)	$22	$6
Sensitivity Analysis of Derivatives
TEP uses sensitivity analysis to measure the potential impact of favorable and unfavorable changes in market prices on the fair value of its derivative contracts. TEP primarily records unrealized gains and losses as either a regulatory asset or liability, respectively. As contracts settle, unrealized gains and losses are reversed and realized gains or losses are recorded to the PPFAC. For derivatives related to the purchase and sale of power, a 10% change in the market price of purchased power would affect unrealized positions reported as a regulatory asset or liability by approximately $1 million. For derivatives related to natural gas price hedges, a 10% change in the market price of energy would affect unrealized positions reported as a regulatory asset or liability by approximately $23 million.
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
TEP enters into short-term and long-term transactions related to wholesale marketing and natural gas hedging activities with various counterparties. As of December 31, 2024, TEP's total credit exposure was approximately $27 million including approximately $1 million of exposure to non-investment grade counterparties.
As of December 31, 2024, TEP had no cash posted as collateral to provide credit enhancement and held no collateral from wholesale counterparties.
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
The 2021 Credit Agreement provides for: (i) $250 million in revolving credit commitments; (ii) a $15 million swingline sublimit; and (iii) a $50 million LOC sublimit. The agreement matures in October 2027. As of December 31, 2024, TEP had $82 million in outstanding borrowings under its credit facility.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of
Tucson Electric Power Company
Tucson, Arizona
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tucson Electric Power Company and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, changes in stockholder's equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit and risk committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impact of Rate Regulation on the Financial Statements — Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
The Company is subject to rate regulation by the Arizona Corporation Commission (the “ACC”) and Federal Energy Regulatory Commission (“FERC”). The ACC has jurisdiction with respect to the rates of electric distribution companies in Arizona. The FERC regulates rates and services for electric transmission and wholesale power sales in interstate commerce. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investments, and the timing and amount of assets to be recovered by rates. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as utility plant; regulatory assets and liabilities; operating revenue; fuel expense; purchased power expense; operation and maintenance expense; and depreciation expense.

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
•For regulatory matters in process, we inspected the Company’s filings with the regulatory authorities and the filings with the regulatory authorities by intervenors that may impact the Company’s future rates, for evidence that might contradict management’s assertions.
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
February 13, 2025
We have served as the Company's auditor since 2017.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Operating Revenues	$1,804,772	$1,875,448	$1,808,082

Operating Expenses
Fuel	334,369	372,692	504,757
Purchased Power	129,431	221,781	209,790
Transmission and Other PPFAC Recoverable Costs	68,061	81,706	84,323
Increase (Decrease) to Reflect PPFAC Recovery Treatment	101,157	80,207	(27,643)
Total Fuel and Purchased Power	633,018	756,386	771,227
Operations and Maintenance	447,287	444,826	405,438
Depreciation	226,051	198,919	211,008
Amortization	30,687	36,876	40,045
Taxes Other Than Income Taxes	71,493	67,484	63,706
Total Operating Expenses	1,408,536	1,504,491	1,491,424

Operating Income	396,236	370,957	316,658

Other Income (Expense)
Interest Expense	(105,269)	(95,389)	(85,217)
Allowance For Borrowed Funds	9,368	5,145	2,756
Allowance For Equity Funds	25,516	14,763	8,170
Unrealized Gains (Losses) on Investments	1,945	2,992	(7,094)
Interest Income	8,820	11,372	2,186
Other, Net	(3,329)	(1,957)	12,228
Total Other Income (Expense)	(62,949)	(63,074)	(66,971)

Income Before Income Tax Expense	333,287	307,883	249,687
Income Tax Expense	44,295	49,229	32,262
Net Income	$288,992	$258,654	$217,425
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net Income	$288,992	$258,654	$217,425
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	226,051	198,919	211,008
Amortization Expense	30,687	36,876	40,045
Amortization of Debt Issuance Costs	3,272	3,067	3,000
Use of Renewable Energy Credits for Compliance	47,800	45,416	44,762
Deferred Income Taxes	31,357	41,618	32,825
Pension and Other Postretirement Benefits Expense	18,038	15,241	12,207
Pension and Other Postretirement Benefits Funding	(20,873)	(18,391)	(17,818)
Allowance for Equity Funds Used During Construction	(25,516)	(14,763)	(8,170)
Change in Long-Term Regulatory Assets and Liabilities	12,501	3,615	55,522
Changes in Current Assets and Current Liabilities:
Accounts Receivable	20,745	95,724	(120,780)
Materials, Supplies, and Fuel Inventory	(48,070)	(19,381)	(12,953)
Regulatory Assets	43,192	62,827	(76,900)
Other Current Assets	(3,089)	(3,229)	(2,205)
Accounts Payable and Accrued Charges	(918)	(128,780)	132,796
Regulatory Liabilities	50,076	(7,545)	(2,615)
Other, Net	(10,928)	(10,317)	1,261
Net Cash Flows—Operating Activities	663,317	559,551	509,410
Cash Flows from Investing Activities
Capital Expenditures	(733,096)	(577,766)	(457,517)
Purchase Intangibles, Renewable Energy Credits	(59,521)	(62,444)	(63,738)
Other Investments	—	2,935	2,517
Contributions in Aid of Construction	4,850	4,252	8,131
Net Cash Flows—Investing Activities	(787,767)	(633,023)	(510,607)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	95,000	—	5,000
Repayments of Borrowings, Revolving Credit Facility	(25,000)	—	(20,000)
Proceeds from Issuance, Long-Term Debt—Net of Discount	399,376	373,954	323,804
Repayments of Long-Term Debt	(300,000)	(240,745)	(193,465)
Dividends Paid to Parent	(85,000)	(64,100)	(100,000)
Payment of Debt Issuance Costs	(3,744)	(4,095)	(3,012)
Contributions from Parent	50,000	—	—
Other, Net	684	72	6,362
Net Cash Flows—Financing Activities	131,316	65,086	18,689
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	6,866	(8,386)	17,492
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	42,595	50,981	33,489
Cash, Cash Equivalents, and Restricted Cash, End of Period	$49,461	$42,595	$50,981
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2024	2023
ASSETS
Utility Plant
Plant in Service	$8,349,638	$8,035,444
Construction Work in Progress	850,443	475,391
Total Utility Plant	9,200,081	8,510,835
Accumulated Depreciation and Amortization	(2,713,492)	(2,570,157)
Total Utility Plant, Net	6,486,589	5,940,678

Investments and Other Property	75,662	70,080

Current Assets
Cash and Cash Equivalents	14,063	8,616
Accounts Receivable (Net of Allowance for Credit Losses of $12,561 and $11,676 as of December 31, 2024 and December 31, 2023, respectively)	196,194	217,381
Fuel Inventory	55,267	34,475
Materials and Supplies	196,515	172,667
Regulatory Assets	97,720	147,389
Derivative Instruments	9,732	3,091
Other	31,597	30,450
Total Current Assets	601,088	614,069

Regulatory Assets	177,963	182,997
Derivative Instruments	27,664	31,614
Other Noncurrent Assets	152,557	134,196

Total Assets	$7,521,523	$6,973,634
The accompanying notes are an integral part of these financial statements.
(Continued)

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2024	2023
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of December 31, 2024 and 2023)	$1,746,539	$1,696,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	1,366,913	1,162,921
Accumulated Other Comprehensive Loss	(4,015)	(3,829)
Total Common Stock Equity	3,103,080	2,849,274
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of December 31, 2024 and 2023)	—	—
Long-Term Debt, Net	2,494,600	2,396,542
Total Capitalization	5,597,680	5,245,816
Current Liabilities
Borrowings Under Credit Agreement	70,000	—
Accounts Payable	151,278	137,002
Accrued Taxes Other than Income Taxes	57,847	57,291
Accrued Employee Expenses	37,921	39,466
Accrued Interest	22,260	16,541
Regulatory Liabilities	142,844	92,740
Customer Deposits	16,255	15,833
Derivative Instruments	25,710	25,828
Other	31,665	36,312
Total Current Liabilities	555,780	421,013

Deferred Income Taxes, Net	700,189	647,730
Regulatory Liabilities	362,859	396,061
Pension and Other Postretirement Benefits	68,816	81,241
Derivative Instruments	6,099	4,338
Other Noncurrent Liabilities	230,100	177,435
Total Liabilities	1,923,843	1,727,818

Commitments and Contingencies

Total Capitalization and Liabilities	$7,521,523	$6,973,634
The accompanying notes are an integral part of these financial statements.
(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Amounts in thousands)

	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2021	$1,696,539	$(6,357)	$850,942	$(9,915)	$2,531,209
Net Income			217,425		217,425
Other Comprehensive Income (Loss), Net of Tax				7,031	7,031
Dividends Declared to Parent			(100,000)		(100,000)
Balances as of December 31, 2022	$1,696,539	$(6,357)	$968,367	$(2,884)	$2,655,665
Net Income			258,654		258,654
Other Comprehensive Income (Loss), Net of Tax				(945)	(945)
Dividends Declared to Parent			(64,100)		(64,100)
Balances as of December 31, 2023	$1,696,539	$(6,357)	$1,162,921	$(3,829)	$2,849,274
Net Income			288,992		288,992
Other Comprehensive Income (Loss), Net of Tax				(186)	(186)
Dividends Declared to Parent			(85,000)		(85,000)
Contributions from Parent	50,000				50,000
Balances as of December 31, 2024	$1,746,539	$(6,357)	$1,366,913	$(4,015)	$3,103,080
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
TEP is a regulated utility that generates, transmits, and distributes electricity to approximately 452,000 retail customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the Western United States. TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis.
BASIS OF PRESENTATION
TEP's consolidated financial statements and disclosures are presented in accordance with GAAP, including specific accounting guidance for regulated operations. The consolidated financial statements include the accounts of TEP and its subsidiaries. In the consolidation process, accounts of the parent and subsidiaries are combined, and intercompany balances and transactions are eliminated. TEP jointly owns several generation facilities and transmission systems with both affiliated and non-affiliated entities. The Company records its proportionate share of: (i) jointly-owned facilities in Utility Plant on the Consolidated Balance Sheets; and (ii) operating costs associated with these facilities on the Consolidated Statements of Income. Certain amounts from prior periods have been reclassified to conform to the current year presentation. TEP has reclassified Interest Income from Other, Net in the prior period to a separately disclosed line on the Consolidated Statements of Income to conform with the current period presentation. The reclassification had no impact on TEP’s results of operation, financial position, or cash flows.
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
TEP has entered into long-term renewable PPAs with various entities. Some of these entities are VIEs due to the long-term fixed price component in the agreements. These PPAs effectively transfer commodity price risk to TEP, the buyer of the power, creating a variable interest. TEP has determined it is not a primary beneficiary of these VIEs as it lacks the power to direct the activities that most significantly impact the economic performance of the VIEs. TEP regularly evaluates its primary beneficiary conclusions to determine if changes have occurred that impact its VIE assessment.
As of December 31, 2024, the carrying amounts of assets and liabilities in the balance sheet that relate to variable interests under long-term PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as the Company would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.
NEW ACCOUNTING STANDARDS ISSUED AND ADOPTED
The following new authoritative accounting guidance issued by the Financial Accounting Standards Board (FASB) has been adopted as of January 1, 2024. Adoption of the new guidance had an insignificant impact on TEP's financial position, results of operations, cash flows, and disclosures.
Reportable Segment Disclosures
TEP adopted accounting guidance that requires disclosure of significant segment expenses and new disclosures for entities with a single reportable segment. See Note 3 for additional information.
NEW ACCOUNTING STANDARDS ISSUED AND NOT YET ADOPTED
The following new authoritative accounting guidance issued by the FASB has not yet been adopted and reflected in TEP’s financial statements. Unless otherwise indicated, TEP is assessing the impact such guidance may have on TEP’s financial position, results of operations, cash flows, and disclosures.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued accounting guidance that requires disaggregation of income statement expenses into specified categories in the footnotes to the financial statements. In January 2025, the FASB issued accounting guidance clarifying the effective date of this standard. The amendments are effective for annual periods beginning January 1, 2027, and interim reporting periods beginning after January 1, 2028. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted.
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
Income Tax Disclosures
In December 2023, the FASB issued accounting guidance that requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The amendments are effective for annual periods beginning January 1, 2025. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. TEP does not expect the amendments to have a material impact on its financial position, results of operations, cash flows or disclosures.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Asset Retirement Obligations
TEP has identified legal AROs related to the retirement of certain assets as a result of environmental regulations, decommissioning agreements, and land leases or land easement agreements. Liabilities are recorded for legal AROs in the period in which they are incurred if a reasonable estimate of the liability can be made. When a new obligation is recorded, the cost of the liability is capitalized by increasing the carrying amount of the related long-lived asset. The increase in the liability due to the passage of time is recorded by recognizing accretion expense in Operations and Maintenance expense on the Consolidated Statements of Income. Capitalized cost is depreciated over the useful life of the related asset or, when applicable, the term of the lease. TEP defers the accretion and depreciation expense associated with its legal AROs to a regulatory asset or liability account based on the ACC's approval of these costs in its depreciation rates.
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

	Years Ended December 31,
(in millions)	2024	2023	2022
Cash and Cash Equivalents	$14	$9	$16
Restricted Cash included in:
Investments and Other Property	28	24	22
Current Assets—Other	7	10	13
Total Cash, Cash Equivalents, and Restricted Cash	$49	$43	$51
Restricted cash primarily represents cash contractually required to be set aside to pay TEP's share of final mine reclamation and decommissioning costs at San Juan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The average AFUDC rates on regulated construction expenditures are included in the table below:

	2024	2023	2022
Average AFUDC Rates	7.01%	6.91%	6.74%
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
Below are the average annual depreciation rates for all utility plant:

	2024	2023	2022
Average Annual Depreciation Rates	3.22%	3.01%	3.24%
Computer Software and Cloud Computing Costs
Costs incurred to purchase and develop internal use computer software and cloud computing arrangements that include a software license are capitalized and amortized over the estimated economic life of the product. Implementation costs incurred in a cloud computing arrangement that is a service contract are included in Other Noncurrent Assets on the Consolidated Balance Sheets and amortized over three to five years. Amortization of implementation costs is presented in Operations and Maintenance expense on the Consolidated Statements of Income. If the associated software is impaired, the carrying value is reduced and recorded as an expense in the income statement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
OPERATING REVENUES
TEP earns the majority of its revenues from the sale of power to retail and wholesale customers based on regulator-approved or market-based tariff rates. Most of the Company's contracts have a single performance obligation, the delivery of power. TEP satisfies the performance obligation over time as power is delivered and control is transferred to the customer. The Company bills for power sales based on the reading of electric meters on a systematic basis throughout the month. In general, TEP's contracts have payment terms of 10 to 20 days from the date the bill is rendered. TEP considers any payment not received by the due date past due and charges the customer a late payment fee, except during service disconnection moratoriums. No component of the transaction price is allocated to unsatisfied performance obligations.
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
TEP has operating leases for office facilities, land, rail cars, and communication tower space that are included in the balance sheet as follows:

	December 31,
(in millions)	2024	2023
Lease Assets
Other Noncurrent Assets	$4	$5
Lease Liabilities
Current Liabilities, Other	1	1
Other Noncurrent Liabilities	3	4
As of December 31, 2024, TEP's future minimum operating lease payments, excluding payments to lessors for variable costs, are $1 million or less in each year from 2025 through 2029 and $2 million thereafter.
TEP's variable lease costs primarily consist of capacity payments for the right to use energy storage facilities associated with certain renewable PPAs with terms through 2041. Variable lease costs totaled $3 million, $4 million, and $5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
PURCHASED POWER AND FUEL ADJUSTMENT CLAUSE
TEP recovers the actual fuel, purchased power, and transmission costs to provide electric service to retail customers through base fuel rates and through a PPFAC mechanism. The ACC periodically adjusts the PPFAC rate at which TEP recovers these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
When RECs are purchased, TEP records the cost of the RECs, an indefinite-lived intangible asset, as other assets, and a corresponding regulatory liability to reflect the obligation to use the RECs for future RES compliance. When RECs are reported to the ACC for compliance with RES requirements, TEP recognizes purchased power expense and retail revenues in an equal amount. The table below summarizes the balance of TEP's RECs that are included in Other Noncurrent Assets on the Consolidated Balance Sheets:

	December 31,
(in millions)	2024	2023
Beginning of Period	$94	$82
Purchased	55	57
Used for Compliance	(48)	(45)
End of Period	$101	$94
TEP expenses the cost of internally developed RECs and PBI activity, which are not included in the table above. PBI costs are recoverable through the RES tariff.
PENSION AND OTHER POSTRETIREMENT BENEFITS
TEP sponsors noncontributory, defined benefit pension plans for substantially all employees hired before January 1, 2025. Benefits are based on years of service and average compensation. The Company also provides limited healthcare and life insurance benefits for retirees hired before January 1, 2025. Non-bargaining unit employees who commence service or are rehired on or after January 1, 2025, are not eligible to receive defined benefit pension and other postretirement benefits.
The Company recognizes an asset for a defined benefit plan's overfunded status or a liability for a plan's underfunded status in the balance sheet. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation for the pension plans or accumulated postretirement obligation for the other postretirement benefit plans. TEP records changes in its pension and other postretirement benefit plans, not yet reflected in net periodic benefit costs, as a regulatory asset or liability, when such amounts are probable of future recovery or refund in rates charged to retail customers over the estimated service lives of employees.
Additionally, TEP maintains a SERP for certain executive management. Changes in SERP benefit obligations not yet recognized in the income statement are recognized as a component of AOCL since SERP expense is not currently recoverable in rates. The SERP for certain executive management who commence service on or after January 1, 2025, will include enhanced defined contribution benefits.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Years Ended December 31,
(in millions)	2024	2023
Beginning of Period	$55	$124
Deferred Fuel and Purchased Power Costs (1)	277	328
PPFAC and Base Power Recoveries	(381)	(397)
End of Period	$(49)	$55
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
Tax Expense Adjustor Mechanism
The TEAM allows for the timely recovery of future significant income tax changes and provides TEP the ability to pass through as a kWh surcharge: (i) the change in EDIT compared to the test year; and (ii) the income tax effects of tax legislation that materially impacts TEP's authorized revenue requirement. TEP files an annual update to the TEAM rate in August each year. New TEAM rates take effect in January of each year.
Transmission Cost Adjustor
The TCA allows for timely recovery or refund of actual costs, net of applicable credits, required to provide transmission services to retail customers. TEP files new TCA rates with the ACC in December each year based on changes in net costs required to provide transmission services to retail customers. New TCA rates take effect in January of each year.
Renewable Energy Standard
The ACC’s RES requires Arizona regulated electric utilities to increase their use of renewable energy each year until it represents at least 15% of their total annual retail energy sales by 2025. In 2024, TEP's retail kWh sales attributable to renewable energy exceeded the 2024 RES requirement of 14%. Consistent with prior years, TEP plans to meet these requirements through a combination of utility-owned resources, PPAs, and customer-sited DG. TEP recovers approved costs of carrying out this plan from retail customers through a RES tariff.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In May 2024, the ACC approved an extension of TEP's 2021 RES implementation with a budget of $66 million until further order of the ACC and an increase to the RES tariff to recover under-collected RES funds totaling $17 million. The ACC also waived for TEP the general requirement that Arizona utilities file an annual RES implementation plan. The approved amount funds: (i) above market cost of renewable power purchases; (ii) previously awarded incentives for customer-installed DG; and (iii) various other program costs.
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
In the 2023 Rate Order, the ACC approved a 2023 energy efficiency implementation plan with a cumulative three-year budget of $72 million, which is collected through the DSM surcharge. In May 2024, the ACC approved refunding over-collected, uncommitted DSM surcharge funds totaling $10 million. TEP credited customers' accounts for the over-collected funds in 2024.
2020 IRP Energy Efficiency Target
In 2022, as part of its acknowledgment of TEP's 2020 IRP, the ACC set an annual 1.3% energy efficiency target measured by retail MWh savings in each of the years 2023 through 2025. TEP periodically reports on its energy efficiency savings in filings with the ACC.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded on the Consolidated Balance Sheets are summarized in the table below:

	Remaining Recovery Period (years)	December 31,
($ in millions)		2024	2023
Regulatory Assets
Pension and Other Postretirement Benefits (Note 10)	Various	$103	$107
Early Generation Retirement Costs	Various	46	48
Property Tax Deferrals (1)	1	32	30
Lost Fixed Cost Recovery	1	31	35
Derivatives (Note 13)	5	19	26
Transmission Revenue Requirement Balancing Account	1	11	—
Final Mine Reclamation (2)	15	9	6
Income Taxes Recoverable through Future Rates (3)	Various	5	6
Unamortized Loss on Reacquired Debt	Various	4	5
Under-Recovered Fuel and Purchased Energy Costs	1	—	55
Other Regulatory Assets	Various	16	12
Total Regulatory Assets		276	330
Less Current Portion	1	98	147
Total Non-Current Regulatory Assets		$178	$183

Regulatory Liabilities
Income Taxes Payable through Future Rates (3)	Various	$209	$229
Net Cost of Removal (4)	Various	110	130
Renewable Energy Standard	Various	88	77
Over-Recovered Purchased Energy Costs	1	49	—
Derivatives (Note 13)	5	22	28
Pension and Other Postretirement Benefits (Note 10)	1	19	4
Demand Side Management	1	5	9
Deferred Investment Tax Credits	Various	4	6
Transmission Revenue Requirement Balancing Accounts	Various	—	5
Other Regulatory Liabilities	Various	—	1
Total Regulatory Liabilities		506	489
Less Current Portion	1	143	93
Total Non-Current Regulatory Liabilities		$363	$396
(1)Recorded as a regulatory asset based on historical ratemaking treatment allowing regulated utilities recovery of property taxes on a pay-as-you-go or cash basis. TEP records a liability to reflect the accrual for financial reporting purposes and an offsetting regulatory asset to reflect recovery for regulatory purposes.
(2)Represents costs associated with TEP’s jointly-owned facilities at San Juan and Four Corners. TEP recognizes these costs at future value and is permitted to fully recover these costs on a pay-as-you-go basis through the PPFAC mechanism. Final mine reclamation costs are expected to be funded by TEP through 2040. San Juan Unit 1 was retired in 2022. In March 2024, TEP increased its final mine reclamation regulatory asset by $15 million due to a new final mine reclamation study.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory Assets and Liabilities
Regulatory assets are either being collected or are expected to be collected through Retail Rates. With the exception of Early Generation Retirement Costs, Income Taxes Recoverable through Future Rates, Transmission Revenue Requirement Balancing Account, and Under-Recovered Fuel and Purchased Energy Costs, TEP does not earn a return on regulatory assets. TEP pays a return on the majority of its regulatory liability balances.
Roadrunner Reserve I Application for Accounting Order
In September 2023, TEP entered into an EPC agreement to develop Roadrunner Reserve I with an anticipated in-service date in 2025. In October 2024, TEP filed a request with the ACC for an accounting order to defer for future recovery certain incurred costs associated with owning, operating, and maintaining Roadrunner Reserve I, offset by future benefits associated with investment tax credits. TEP cannot predict the timing or outcome of this application.
IMPACTS OF REGULATORY ACCOUNTING
If TEP determines that it no longer meets the criteria for continued application of regulatory accounting, TEP would be required to write off its regulatory assets and liabilities related to those operations not meeting the regulatory accounting requirements. Discontinuation of regulatory accounting could have a material impact on TEP's financial statements.

NOTE 3. REPORTABLE SEGMENTS
TEP's principal business operations include generating, transmitting, and distributing electricity to its retail customers. In addition to retail sales, TEP sells electricity, transmission, and ancillary services to other utilities, municipalities, and energy marketing companies on a wholesale basis. TEP has one operating segment, its regulated utility operations. TEP’s chief operating decision maker (CODM) is Susan M. Gray who holds the position of President and Chief Executive Officer of TEP and its parent company, UNS Energy. The CODM uses net income to assess performance and decide how to allocate resources for UNS Energy overall (including employees and financial or capital resources) predominantly in the annual budget and forecasting process. Net income is reported on the Consolidated Statements of Income. Operations and Maintenance expense includes expenses reimbursed by third-parties and expenses related to customer-funded RES and DSM programs. Operations and Maintenance expense excluding these reimbursable and customer funded expenses totaled $343 million, $317 million, and $309 million for the years ended December 31, 2024, 2023, and 2022, respectively. Total assets, the measure of segment assets, is reported on the Consolidated Balance Sheets. Capital expenditures are reported on the Consolidated Statements of Cash Flows.

NOTE 4. UTILITY PLANT AND JOINTLY-OWNED FACILITIES
UTILITY PLANT
The following table shows Plant in Service on the Consolidated Balance Sheets by major class:

	Annual Depreciation Rate (3)	Average Remaining Life in Years (3)	December 31,
($ in millions)			2024	2023
Plant in Service
Generation	3.05%	21	$3,651	$3,536
Distribution	2.61%	45	2,407	2,279
Transmission	1.69%	32	1,370	1,323
General Plant	6.13%	8	703	685
Intangible Plant, Software Costs, and Other (1)	Various	Various	210	201
Plant Held for Future Use	—	—	9	11
Total Plant in Service (2)			$8,350	$8,035
(1)Primarily represents computer software, which is being amortized over three to five years for smaller application software and 10 years for large enterprise software and has an average remaining life of three years.
(2)Includes plant acquisition adjustments of $(206) million as of December 31, 2024 and 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3)With the exception of Transmission and Intangible Plant, based on the 2022 depreciation study available for the major classes of Plant in Service, effective September 1, 2023, as approved by the ACC as part of the 2023 Rate Order. TEP implemented new depreciation rates for Transmission based on the 2018 depreciation study, effective August 1, 2019, as approved as part of the 2022 Final FERC Rate Order.
Accumulated Depreciation and Amortization
Amortization of Intangible Plant
Intangible Plant primarily consists of computer software. Accumulated amortization of computer software costs was $104 million and $100 million as of December 31, 2024 and 2023, respectively. Amortization of computer software costs totaled $25 million in 2024, $27 million in 2023, and $30 million in 2022. Future estimated amortization costs for existing computer software are $25 million in 2025, $22 million in 2026, $17 million in 2027, $13 million in 2028, and $8 million in 2029.
Intangible Plant includes $(4) million in acquisition discounts not subject to amortization as of December 31, 2024 and 2023.
JOINTLY-OWNED FACILITIES
As of December 31, 2024, TEP was a participant in the following jointly-owned generation facilities and transmission systems:

($ in millions)	Ownership Percentage	Plant in Service	Construction Work in Progress	Accumulated Depreciation	Net Book Value
Four Corners Units 4 and 5	7.0%	$207	$9	$(108)	$108
Luna	33.3%	67	3	2	72
Gila River Unit 3	75.0%	233	1	(59)	175
Gila River Common Facilities	43.8%	79	2	(32)	49
Springerville Coal Handling Facilities	83.0%	208	—	(107)	101
Springerville Common Facilities	86.0%	403	—	(239)	164
Transmission Facilities	Various	579	12	(242)	349
Total		$1,776	$27	$(785)	$1,018
As a participant in these jointly-owned facilities, TEP is responsible for its share of operating and capital costs. TEP accounts for its share of operating expenses and utility plant costs related to these facilities using proportionate consolidation.
ASSET RETIREMENT OBLIGATIONS
The liability accrual of AROs is primarily related to generation assets and is included in Current Liabilities—Other and Other Noncurrent Liabilities on the Consolidated Balance Sheets. The following table reconciles the beginning and ending aggregate carrying amounts of ARO accruals on the Consolidated Balance Sheets:

	December 31,
(in millions)	2024	2023
Beginning of Period	$114	$121
Liabilities Settled (1)	(2)	(2)
Regulatory Deferral/Accretion Expense	6	3
Revisions to the Present Value of Estimated Cash Flows (2)	50	(8)
End of Period	$168	$114
(1)Primarily related to the retirement of Navajo and San Juan.
(2)In 2024, primarily related to revised cost estimates to close the Springerville coal ash landfill. In 2023, primarily related to revised decommissioning estimates for San Juan.

NOTE 5. REVENUE
TEP earns most of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. Most of the Company's contracts have a single performance obligation, the delivery of power. TEP has certain contracts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
with variable transaction pricing that require it to estimate the expected consideration.
DISAGGREGATION OF REVENUES
The following table presents the disaggregation of TEP’s Operating Revenues on the Consolidated Statements of Income by type of service:

	Years Ended December 31,
(in millions)	2024	2023	2022
Retail	$1,321	$1,283	$1,140
Wholesale	268	364	456
Other Services	120	124	104
Revenues from Contracts with Customers	1,709	1,771	1,700
Alternative Revenues	39	38	28
Other	57	66	80
Total Operating Revenues	$1,805	$1,875	$1,808
Retail Revenues
TEP’s tariff-based sales to residential, commercial, and industrial customers are regulated by the ACC and recognized when power is delivered at the amount of consideration that the Company expects to receive in exchange. Retail revenues include an estimate for unbilled revenues from service that has been provided but not billed by the end of an accounting period. At the end of the month, amounts of power delivered since the last meter reading are estimated and the corresponding unbilled revenue is calculated using anticipated Retail Rates. Unbilled revenues are dependent upon a number of factors that require management’s judgment including estimates of retail sales, customer usage patterns, and pricing. Unbilled revenues primarily increase during spring and summer months then decrease during fall and winter months due to the seasonal fluctuations of TEP’s actual load. The timing of revenue recognition, billings, and cash collections results in billed and unbilled accounts receivable balances. See Note 6 for components of Accounts Receivable, Net on the Consolidated Balance Sheets.
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
Other Revenues
Other Revenues include gains and losses on derivative contracts, asset management agreement optimization gains, common cost allocations to affiliates, and late and returned payment finance charges. See Note 7 for information regarding revenue from related parties and Note 13 for information regarding derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable, Net on the Consolidated Balance Sheets:

	December 31,
(in millions)	2024	2023
Retail	$112	$109
Retail, Unbilled	43	57
Retail, Allowance for Credit Losses	(13)	(12)
Wholesale (1)	24	37
Due from Affiliates (Note 7)	10	7
Other	20	19
Accounts Receivable, Net	$196	$217
(1)Includes $8 million and $10 million as of December 31, 2024 and 2023, respectively, of receivables related to revenue from derivative instruments.
ALLOWANCE FOR CREDIT LOSSES
TEP separately evaluates retail, wholesale, and other accounts receivable for credit losses and has not recorded an allowance for credit losses for non-retail accounts receivable. The allowance is estimated based on historical collection patterns, sales, current conditions, and reasonable and supportable forecasts. The following table presents the change in the balance of Retail, Allowance for Credit Losses included in Accounts Receivable, Net on the Consolidated Balance Sheets:

	Years Ended December 31,
(in millions)	2024	2023	2022
Beginning of Period	$(12)	$(9)	$(10)
Credit Loss Expense	(6)	(7)	(5)
Write-offs	5	4	6
End of Period	$(13)	$(12)	$(9)

NOTE 7. RELATED PARTY TRANSACTIONS
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
The following table presents the components of related party balances included in Accounts Receivable, Net and Accounts Payable on the Consolidated Balance Sheets:

	December 31,
(in millions)	2024	2023
Receivables from Related Parties
UNS Electric	$7	$5
UNS Gas	2	2
UNS Energy	1	—
Total Due from Related Parties	$10	$7

Payables to Related Parties
UNS Energy	$1	$1
UNS Electric	1	1
UNS Gas	—	1
Total Due to Related Parties	$2	$3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the components of related party transactions included on the Consolidated Statements of Income:

	Years Ended December 31,
(in millions)	2024	2023	2022
Goods and Services Provided by TEP to Affiliates
Common Costs, UNS Energy Affiliates (1)	25	23	22
Wholesale Revenues, UNS Electric (2)	20	39	50
Transmission Revenues, UNS Electric (2)	8	8	5
Control Area Services, UNS Electric (3)	2	2	3

Goods and Services Provided by Affiliates to TEP
Corporate Services, UNS Energy (4)	9	8	8
Corporate Services, UNS Energy Affiliates (5)	2	1	1
Capacity Charges, UNS Gas (6)	1	2	1
Purchased Power, UNS Electric (2)	—	2	2
(1)Common costs (information systems, facilities, etc.) are allocated on a cost-causative basis and recorded as revenue by TEP. The method of allocation is deemed reasonable by management and is reviewed by the ACC as part of the rate case process.
(2)TEP and UNS Electric sell power to each other, and TEP sells transmission services to UNS Electric. Wholesale power is sold at prevailing market prices, while transmission services are sold at FERC-approved rates through the applicable OATT.
(3)TEP charges UNS Electric for control area services under a FERC-filed Control Area Services Agreement.
(4)Corporate Services, UNS Energy includes legal and audit, and Fortis' management fees. Costs for corporate services provided by UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 85% of UNS Energy's allocated costs. TEP's share of Fortis' management fees was $7 million in each of 2024, 2023, and 2022.
(5)Costs for corporate services (e.g., finance, accounting, tax, legal, and information technology) and other labor services for UNS Energy Affiliates are directly assigned to the benefiting entity at a fully burdened cost when possible.
(6)UNS Gas charges TEP for natural gas capacity used to supply one of TEP's generation facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. DEBT AND CREDIT AGREEMENT
DEBT
Long-term debt matures more than one year from the date of debt issuance. The following table presents the components of Long-Term Debt, Net on the Consolidated Balance Sheets:

			December 31,
($ in millions)	Interest Rate	Maturity Date	2024	2023
Notes
2015 Senior Notes	3.05%	2025	$—	$300
2020 Senior Notes	1.50%	2030	300	300
2022 Senior Notes	3.25%	2032	325	325
2024 Senior Notes	5.20%	2034	400	—
2014 Senior Notes	5.00%	2044	150	150
2018 Senior Notes	4.85%	2048	300	300
2020 Senior Notes	4.00%	2050	350	350
2021 Senior Notes	3.25%	2051	325	325
2023 Senior Notes	5.50%	2053	375	375
Total Long-Term Debt (1)			2,525	2,425
Less Unamortized Discount and Debt Issuance Costs			30	28
Less Current Maturities of Long-Term Debt			—	—
Total Long-Term Debt, Net			$2,495	$2,397
(1)As of December 31, 2024 and 2023, all of TEP's debt is unsecured.
Debt Issuances and Redemptions
In August 2024, TEP issued and sold $400 million aggregate principal amount of 5.20% senior unsecured notes due September 2034. TEP may redeem the notes prior to June 15, 2034, with a make-whole premium plus accrued interest. On or after June 15, 2034, TEP may redeem the notes at par plus accrued interest.
In December 2024, TEP redeemed at par prior to maturity $300 million aggregate principal amount of 3.05% senior unsecured notes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturities
Long-term debt matures on the following dates:

($ in millions)	Long-Term Debt (1)
2025	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	2,525
Total	$2,525
(1)Total long-term debt excludes $20 million of related unamortized debt issuance costs and $10 million of unamortized original issue discount.
CREDIT AGREEMENT
In October 2024, the maturity date of the 2021 Credit Agreement was extended to October 2027. The 2021 Credit Agreement provides for one additional one-year extension if certain conditions are satisfied. Amounts borrowed under the 2021 Credit Agreement are used for working capital and other general corporate purposes and are recorded in Borrowings Under Credit Agreement on the Consolidated Balance Sheets. Interest rates and fees are based on a pricing grid tied to TEP's credit rating.
LOCs are issued from time to time to support energy procurement, hedging transactions, and other business activities.
Terms are as follows:

		Sub-Limit Swingline(1)	Sub-Limit LOC			Weighted Average Interest Rate
	Capacity			Borrowed(2)	Available		Pricing(3)
($ in millions)	December 31, 2024
Agreement	$250	$15	$50	$82	$168	5.52%	SOFR+ADJ 0.10%+1.050% or ABR+0.050%

($ in millions)	December 31, 2023
Agreement	$250	$15	$50	$—	$250	—%	SOFR+ADJ 0.10%+1.025% or ABR+0.025%
(1)ABR pricing would apply to swingline loans.
(2)The borrowed amount includes LOCs totaling $12 million at a rate of 1.050% per annum issued in October and November 2024 to support interconnection requests. The LOCs expire in October and November 2025.
(3)TEP's pricing through October 15, 2026, may be adjusted based on performance measured using two sustainability targets: (i) the three-year average Occupational Safety and Health Administration total recordable incident rate, excluding solely COVID-19 pandemic-related incidents; and (ii) capacity targets for owned plus firm purchased power agreement renewable generation, including energy storage.
As of February 13, 2025, there was $138 million available under the 2021 Credit Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
As of December 31, 2024, TEP had the following commitments:

(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Minimum Purchase Commitments
Fuel, Including Transportation	$70	$66	$66	$56	$55	$182	$495
Non-Renewable Purchased Power	4	—	—	—	—	—	4
Transmission	29	12	5	5	5	1	57
Purchase Commitments
Renewable PPAs and Other - Commercially Operable	83	79	79	79	79	610	1,009
Renewable PPAs and Other - Non-Commercially Operable (1)	1	21	33	35	28	495	613
RES Performance-Based Incentives	5	4	4	4	4	11	32
Total Commitments	$192	$182	$187	$179	$171	$1,299	$2,210
(1)Includes purchase commitments that are contingent upon the developers obtaining commercial operation. The non-commercially operable PPAs are expected to be placed in service in 2026 and 2027.
Costs for Fuel, Including Transportation, Non-Renewable Purchased Power, and Transmission are recoverable from customers through the PPFAC mechanism. A portion of the costs of renewable PPAs are recoverable through the PPFAC, with the balance of costs recoverable through the RES tariff. PBI costs are recoverable through the RES tariff. See Note 2 for information on ACC approved cost recovery mechanisms.
Minimum Purchase Commitments
Fuel, Including Transportation
TEP has long-term agreements for the purchase and delivery of coal with various expiration dates through 2031. Amounts paid under these contracts depend on actual quantities purchased and delivered. Some of these agreements include price adjustment components that will affect future costs.
TEP has firm natural gas transportation agreements with capacity sufficient to meet its load requirements. These agreements expire in various years between 2025 and 2048.
Non-Renewable Purchased Power
TEP has contracts for purchased power to: (i) meet system load and energy requirements; (ii) replace generation from company-owned units under maintenance and during outages; and (iii) meet operating reserve obligations. In general, these contracts provide for capacity and energy payments based on actual power taken under the contracts with various expiration dates through the third quarter of 2025. Certain of these contracts are at a fixed price per MWh and others are indexed to market prices. The commitment amounts included in the table above are based on projected market prices as of December 31, 2024.
Transmission
TEP has long-term firm point-to-point contracts to purchase transmission services over lines that are part of the Western Interconnection, a regional grid in the United States. These agreements expire in various years between 2025 and 2030. In April 2024, TEP amended and extended to 2030 a point-to-point transmission service agreement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RES Performance-Based Incentives
TEP has entered into REC purchase agreements to purchase the environmental attributes from retail customers with solar installations. Payments for the RECs are termed PBIs and are paid in contractually agreed-upon intervals (usually quarterly) based on metered renewable energy production. These agreements expire in various years between 2025 and 2034.
EPC Agreements
In August 2024, TEP entered into an EPC agreement to develop Roadrunner Reserve II at a cost of $268 million. TEP owns and will operate the facility, which will be located in southeast Tucson and will have a nominal capacity rating of 200 MW and energy capacity of 800 MWh. Roadrunner Reserve II is expected to be placed in service in 2026. TEP made payments in connection with the construction and development of Roadrunner Reserve II of $76 million in 2024 and $5 million in January 2025.
In September 2023, TEP entered into an EPC agreement to develop Roadrunner Reserve I at a cost of $294 million. TEP owns and will operate the facility, which will be located in southeast Tucson and will have a nominal capacity rating of 200 MW and energy capacity of 800 MWh. Roadrunner Reserve I is expected to be placed in service in 2025. TEP made payments in connection with the construction and development of Roadrunner Reserve I of $179 million in 2024 and $90 million in 2023. In 2025, TEP made an additional $19 million payment. See Note 2 for information related to TEP's request to defer for future recovery certain incurred costs associated with Roadrunner Reserve I.
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
TEP is liable for a portion of final mine reclamation costs for the mines at Four Corners and San Juan. TEP's liability balance related to its share of final mine reclamation costs at Four Corners totaled $3 million and $4 million as of December 31, 2024, and 2023, respectively, and was recorded in Current Liabilities—Other and Other Noncurrent Liabilities on the Consolidated Balance Sheets. TEP's coal supply agreement with Four Corners expires in 2031.
TEP ceased operations at San Juan upon expiration of the coal supply agreement in 2022. In March 2024, TEP increased the San Juan final mine reclamation liability by $15 million as a result of a new final mine reclamation study. TEP's remaining final mine reclamation liability at San Juan was $31 million and $25 million as of December 31, 2024 and 2023, respectively and was recorded in Current Liabilities—Other and Other Noncurrent Liabilities on the Consolidated Balance Sheets. TEP established a trust to fund its share of estimated final mine reclamation costs at San Juan, which will remain in effect through the completion of final mine reclamation activities currently projected to be 2040. For additional information see Note 1, Restricted Cash.
Performance Guarantees
TEP has joint generation participation agreements with participants at Four Corners and Luna, which expire in 2041 and 2046, respectively. The participants at Four Corners and Luna, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. There is no maximum potential amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
future payments TEP could be required to make under the Luna guarantee. The maximum potential amount of future payments on the non-defaulting parties is $250 million at Four Corners. As of December 31, 2024, there have been no such payment defaults under either of the participation agreements.
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

NOTE 10. EMPLOYEE BENEFITS PLANS
DEFINED BENEFIT PENSION PLANS
TEP has three noncontributory, defined benefit pension plans. Benefits are based on years of service and average compensation. Two of the plans cover the majority of TEP's employees. The Company funds those plans by contributing at least the minimum amount required under IRS regulations. TEP also maintains a SERP for certain executive management.
In December 2024, TEP amended certain pension plans. As a result, non-bargaining unit employees, including executive management, who commence service or are rehired on or after January 1, 2025, are not eligible to receive defined benefit pensions.
OTHER POSTRETIREMENT BENEFITS PLAN
TEP provides limited healthcare and life insurance benefits for retirees. Active TEP employees may become eligible for these benefits if they reach retirement age while working for TEP.
TEP funds its other postretirement benefits for classified employees through a VEBA. TEP contributed $4 million in 2024 and $2 million in each of 2023 and 2022. Other postretirement benefits for non-bargaining unit employees are self-funded.
In December 2024, TEP amended its other postretirement benefits plan. As a result, non-bargaining unit employees who commence service or are rehired on or after January 1, 2025, are not eligible to receive other postretirement benefits.
REGULATORY RECOVERY
TEP records changes in non-SERP pension and other postretirement benefit plans, not yet reflected in net periodic benefit cost, as a regulatory asset or liability, as such amounts are probable of future recovery or refund in rates charged to retail customers. Changes in the SERP obligation, not yet reflected in net periodic benefit cost, are recorded in AOCL since SERP expense is not recoverable in rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents pension and other postretirement benefit amounts (excluding tax balances) included in the balance sheet:

	Pension Benefits		Other Postretirement Benefits
	December 31,
(in millions)	2024	2023	2024	2023
Regulatory Assets	$103	$107	$—	$—
Regulatory Liabilities	—	—	(19)	(4)
Other Noncurrent Assets	8	—	—	—
Accrued Employee Expenses	(1)	(1)	(2)	(3)
Pension and Other Postretirement Benefits	(30)	(28)	(39)	(53)
Accumulated Other Comprehensive Loss	5	5	—	—
Net Amount Recognized	$85	$83	$(60)	$(60)
OBLIGATIONS AND FUNDED STATUS
The Company measured the actuarial present values of all defined benefit pension and other postretirement benefit obligations as of December 31, 2024 and 2023. The table below presents the status of all TEP pension and other postretirement benefit plans.

	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,
(in millions)	2024	2023	2024	2023
Change in Benefit Obligation
Beginning of Period	$461	$411	$83	$74
Actuarial (Gain) Loss	(19)	39	(14)	6
Interest Cost	24	22	4	4
Service Cost	15	12	4	4
Benefits Paid	(25)	(23)	(6)	(5)
End of Period (1)	456	461	71	83
Change in Fair Value of Plan Assets
Beginning of Period	432	398	27	23
Actual Return on Plan Assets	11	44	3	4
Benefits Paid	(24)	(22)	(4)	(2)
Employer Contributions (2)	14	12	4	2
End of Period	433	432	30	27
Funded Status at End of Period	$(23)	$(29)	$(41)	$(56)
(1)The decrease in pension and other postretirement benefit obligations was due to updated assumptions based on an experience study conducted in 2024 and increases in the discount rate.
(2)TEP expects to contribute $10 million to the pension plans and $4 million to the VEBA trust in 2025.
Two pension plans had a projected benefit obligation in excess of plan assets as of December 31, 2024, compared to all three pension plans as of December 31, 2023. For the two plans for which the projected benefit obligation exceeded plan assets as of December 31, 2024, the projected benefit obligation balances increased due to results of an experience study conducted in 2024. This impact was partially offset by higher discount rates. For the plan for which assets were in excess of the projected benefit obligation as of December 31, 2024, the projected benefit obligation balance decreased due to an increase in the discount rate and the results of the experience study. For plans with projected benefit obligations in excess of plan assets, total projected benefit obligations and plan assets were $288 million and $257 million, respectively, as of December 31, 2024, and $461 million and $432 million, respectively, as of December 31, 2023.
The other postretirement benefits plan had an accumulated postretirement benefit obligation in excess of the fair value of plan assets as of December 31, 2024 and 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The accumulated benefit obligation aggregated for all pension plans was $399 million and $409 million as of December 31, 2024 and 2023, respectively. One pension plan had an accumulated benefit obligation in excess of plan assets as of December 31, 2024 and 2023. The following table includes information for the pension plan with an accumulated benefit obligation in excess of pension plan assets:

	December 31,
(in millions)	2024	2023
Accumulated Benefit Obligation	$20	$20
Fair Value of Plan Assets	—	—
The following table provides the components of TEP’s regulatory assets, regulatory liabilities, and AOCL that have not been recognized as components of net periodic benefit cost as of the dates presented:

	Pension Benefits		Other Postretirement Benefits
	December 31,
(in millions)	2024	2023	2024	2023
Net Loss (Gain)	$107	$111	$(18)	$(3)
Prior Service Cost (Benefit)	1	1	(1)	(1)
The Company measures service and interest costs by applying the specific spot rates along the yield curve to the plans' liability cash flows. Net periodic benefit plan cost includes the following components:

	Pension Benefits			Other Postretirement Benefits
	Years Ended December 31,
(in millions)	2024	2023	2022	2024	2023	2022
Service Cost	$15	$12	$21	$4	$4	$5
Non-Service Cost
Interest Cost	24	22	16	4	4	2
Expected Return on Plan Assets	(32)	(29)	(37)	(2)	(2)	(1)
Prior Service Benefit Amortization	—	—	—	—	—	(1)
Amortization of Net Loss	6	5	7	—	—	—
Effect of Settlement	—	—	3	—	—	—
Net Periodic Benefit Cost	$13	$10	$10	$6	$6	$5
TEP capitalized 22% of service cost as a cost of construction in 2024 and 21% in each of 2023 and 2022. The non-service components of net periodic benefit cost are primarily included in Other, Net on the Consolidated Statements of Income. In 2022, $3 million of the effect of settlement was deferred as a regulatory asset and recorded in Regulatory Assets on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The changes in plan assets and benefit obligations recognized as regulatory assets, regulatory liabilities, or in AOCL were as follows:

	Pension Benefits						Other Postretirement Benefits
	Regulatory Asset			AOCL			Regulatory Asset/Liability
(in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Current Year Actuarial Loss (Gain)	$2	$22	$(27)	$—	$1	$(9)	$(15)	$4	$(11)
Prior Service Benefit Amortization	—	—	—	—	—	—	—	—	1
Amortization of Net Loss	(6)	(5)	(6)	—	—	(1)	—	—	—
Prior Service Cost	—	—	—	—	—	1	—	—	—
Effect of Settlement	—	—	(3)	—	—	—	—	—	—
Total Recognized Loss (Gain)	$(4)	$17	$(36)	$—	$1	$(9)	$(15)	$4	$(10)
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
TEP uses a combination of sources in selecting the expected long-term rate-of-return-on-assets assumption, including an investment return model. The model used provides a “best-estimate” range over 20 years from the 25th percentile to the 75th percentile. The model, used as a guideline for selecting the overall rate-of-return-on-assets assumption for all asset classes, is based on forward-looking return expectations only.
The following table includes the weighted average assumptions used to determine benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Discount Rate	5.9%	5.4%	5.7%	5.2%
Rate of Compensation Increase	3.9%	3.2%	N/A	N/A
The following table includes the weighted average assumptions used to determine net periodic benefit costs:

	Pension Benefits			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Discount Rate, Service Cost	5.6%	5.9%	3.4%	5.3%	5.7%	3.2%
Discount Rate, Interest Cost	5.2%	5.6%	2.7%	5.2%	5.5%	2.5%
Rate of Compensation Increase	3.2%	2.9%	2.8%	N/A	N/A	N/A
Expected Return on Plan Assets	7.5%	7.5%	7.0%	7.5%	7.5%	7.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Healthcare cost trend rates are assumed to decrease gradually from next year to the year the ultimate rate is reached:

	December 31,
	2024	2023
Next Year (Pre-65)	6.8%	7.3%
Next Year (Post-65)	5.3%	5.8%
Ultimate Rate Assumed (Pre-65 and Post-65)	4.5%	4.5%
Year Ultimate Rate is Reached (Pre-65)	2034	2034
Year Ultimate Rate is Reached (Post-65)	2028	2028
PENSION AND OTHER POSTRETIREMENT BENEFIT PLAN ASSETS
TEP calculates the fair value of plan assets on December 31st, the measurement date. Asset allocations, by asset category, on the measurement date were as follows:

	Pension		Other Postretirement Benefits
	2024	2023	2024	2023
Asset Category
Equity Securities	55%	53%	56%	60%
Fixed Income Securities	38%	40%	38%	38%
Real Estate	6%	6%	—%	—%
Other	1%	1%	6%	2%
Total	100%	100%	100%	100%
As of December 31, 2024, the fair value of VEBA trust assets was $30 million, of which $11 million were fixed income investments, $17 million were equities, and $2 million were cash and short-term investments. As of December 31, 2023, the fair value of VEBA trust assets was $27 million, of which $10 million were fixed income investments and $17 million were equities. The VEBA trust assets are primarily Level 1 assets within the fair value hierarchy described below. There are no Level 3 assets in the VEBA trust.
The following tables present the fair value measurements of pension plan assets/(liabilities) by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
(in millions)	December 31, 2024
Asset/(Liability) Category
Cash Equivalents	$5	$—	$—	$5
Equity Securities:
United States Large Cap	—	77	—	77
United States Small Cap	—	26	—	26
Non-United States	—	67	—	67
Global	—	68	—	68
Fixed Income	(2)	165	—	163
Real Estate	—	—	25	25
Private Equity	—	—	2	2
Total	$3	$403	$27	$433

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	December 31, 2023
Asset Category
Cash Equivalents	$3	$—	$—	$3
Equity Securities:
United States Large Cap	—	68	—	68
United States Small Cap	—	26	—	26
Non-United States	—	68	—	68
Global	—	67	—	67
Fixed Income	—	171	—	171
Real Estate	—	—	27	27
Private Equity	—	—	2	2
Total	$3	$400	$29	$432
•Level 1 cash equivalents are based on observable market prices and are comprised of the fair value of commercial paper, money market funds, and certificates of deposit. Level 1 fixed income investments are based on observable market prices and are comprised of futures contracts.
•Level 2 investments comprise amounts held in commingled equity funds, United States bond funds, and real estate funds. Valuations are based on active market quoted prices for assets held by each respective fund.
•Level 3 real estate investment values are generally determined by appraisals conducted in accordance with accepted appraisal guidelines, including consideration of projected income and expenses of the property as well as recent sales of comparable properties.
•Level 3 private equity funds are classified as funds-of-funds. They are valued based on individual fund manager valuation models.
The following table presents a reconciliation of changes in the fair value of pension plan assets classified as Level 3 in the fair value hierarchy. There were no transfers in or out of Level 3.

(in millions)	Private Equity	Real Estate	Total
Balance as of December 31, 2022	$3	$30	$33
Actual Return on Plan Assets:
Assets Held at Reporting Date	(1)	(3)	(4)
Purchases, Sales, and Settlements	—	—	—
Balance as of December 31, 2023	2	27	29
Actual Return on Plan Assets:
Assets Held at Reporting Date	—	(2)	(2)
Purchases, Sales, and Settlements	—	—	—
Balance as of December 31, 2024	$2	$25	$27
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
	December 31, 2024
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
ESTIMATED FUTURE BENEFIT PAYMENTS
TEP expects the following benefit payments to be made by the plans, which reflect future service, as appropriate:

(in millions)	2025	2026	2027	2028	2029	2030-2034
Pension Benefits	$27	$28	$29	$29	$31	$166
Other Postretirement Benefits	5	5	5	5	5	30
DEFINED CONTRIBUTION PLAN
TEP offers a defined contribution savings plan to all eligible employees. The plan meets the IRS required standards for 401(k) qualified plans. Participants direct the investment of contributions to certain funds in their account. The Company matches part of a participant’s contributions to the plan. Beginning January 1, 2025, the Company will make non-elective employer

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
contributions for certain newly hired or rehired employees in addition to matching part of all participants’ contributions to the plan. TEP made matching contributions to the plan of $9 million in 2024, $8 million in 2023, and $7 million in 2022.

NOTE 11. SHARE-BASED COMPENSATION
2024 FORTIS EXECUTIVE OMNIBUS EQUITY PLAN
The Fortis Board of Directors ratified the Fortis Executive Omnibus Equity Plan (2024 Omnibus Plan) effective January 2024. Under the 2024 Omnibus Plan, certain executive management of Fortis and its subsidiaries may be granted PSUs and time-based RSUs, annually. Each PSU and RSU granted is valued based on one share of Fortis common stock traded on the New York Stock Exchange. UNS Energy allocates the obligation and expense for this plan to its subsidiaries based on the Massachusetts Formula. Fortis accounts for forfeitures as they occur.
The following table represents PSUs and RSUs awarded by Fortis for UNS Energy:

2024
PSUs	65,385
RSUs	32,693
The awards are initially classified as liability awards because: (i) the participants have the option to elect settlement in cash or shares; and (ii) this election is contingent upon an event within the participants' control. The liability awards may be reclassified as equity awards if the participants elect the share settlement feature on the modification date. Liability awards are measured at their fair value at the end of each reporting period and will fluctuate based on the price of Fortis’ common stock. The awards are payable on the third anniversary of the grant date. TEP's allocated share of probable payout was $4 million as of December 31, 2024.
TEP's allocated portion of compensation expense is recognized in Operations and Maintenance expense on the Consolidated Statements of Income. Compensation expense associated with unvested PSUs and RSUs is recognized on a straight-line basis over the minimum required service period in an amount equal to the fair value on the measurement date. TEP recorded $2 million in 2024 based on its share of Fortis' compensation expense.
2020 FORTIS RESTRICTED STOCK UNIT PLAN
The Fortis Board of Directors ratified the 2020 Restricted Stock Unit Plan (2020 Plan) effective January 2020. Under the 2020 Plan, certain executive management of Fortis and its subsidiaries may be granted time-based RSUs annually, which may be settled in cash or shares. Each RSU granted is valued based on one share of Fortis common stock traded on the Toronto Stock Exchange, converted to U.S. dollars. UNS Energy allocates the obligation and expense for this plan to its subsidiaries based on the Massachusetts Formula. Fortis accounts for forfeitures as they occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table represents RSUs awarded by Fortis for UNS Energy:

	2024	2023	2022
RSUs (1)	—	26,980	17,996
(1)Effective January 2024, certain executive management RSU awards are issued through the 2024 Omnibus Plan.
The awards are initially classified as liability awards because: (i) the participants have the option to elect settlement in cash or shares; and (ii) this election is contingent upon an event within the participants' control. The liability awards may be reclassified as equity awards if the participants elect the share settlement feature on the modification date. Liability awards are measured at their fair value at the end of each reporting period and will fluctuate based on the price of Fortis' common stock. The awards are payable on the third anniversary of the grant date. TEP's allocated share of probable payout was $2 million and $2 million as of December 31, 2024 and 2023, respectively.
TEP's allocated portion of compensation expense is recognized in Operations and Maintenance expense on the Consolidated Statements of Income. Compensation expense associated with unvested RSUs is recognized on a straight-line basis over the minimum required service period in an amount equal to the fair value on the measurement date. TEP recorded $1 million in 2024 and 2023, and no compensation expense in 2022, based on its share of Fortis' compensation expense.
2015 SHARE UNIT PLAN
The UNS Energy Human Resources and Governance Committee approved and UNS Energy's Board of Directors ratified the 2015 Share Unit Plan (2015 Plan) effective January 2015. Under the 2015 Plan, key employees may be granted PSUs and time-based RSUs annually. Each PSU and RSU granted prior to 2024 is valued based on one share of Fortis common stock traded on the Toronto Stock Exchange, converted to U.S. dollars. Each PSU and RSU granted in 2024 and thereafter is valued based on one share of Fortis common stock traded on the New York Stock Exchange. UNS Energy allocates the obligation and expense for this plan to its subsidiaries based on the Massachusetts Formula. UNS Energy accounts for forfeitures as they occur.
The following table represents PSUs and RSUs awarded by UNS Energy:

	2024	2023	2022
PSUs (1)	4,660	58,237	40,793
RSUs (1)	2,327	2,146	2,409
(1)Effective January 2024, certain executive management PSU and RSU awards are issued through the 2024 Omnibus Plan. Certain key employees will continue to be awarded PSUs and RSUs through the 2015 Plan.
The awards are classified as liability awards based on the cash settlement feature. Liability awards are measured at their fair value at the end of each reporting period and will fluctuate based on the price of Fortis' common stock as well as the level of achievement of the financial performance criteria. The awards are payable on the third anniversary of the grant date. TEP's allocated share of probable payout was $5 million and $6 million as of December 31, 2024 and 2023, respectively.
TEP's allocated portion of compensation expense is recognized in Operations and Maintenance expense on the Consolidated Statements of Income. Compensation expense associated with unvested PSUs and RSUs is recognized on a straight-line basis over the minimum required service period in an amount equal to the fair value on the measurement date. TEP recorded $2 million in 2024, $3 million in 2023, and $2 million in 2022 based on its share of UNS Energy's compensation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION
CASH TRANSACTIONS

	Years Ended December 31,
(in millions)	2024	2023	2022
Interest Paid, Net of Amounts Capitalized	$85	$85	$80
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that resulted in recognition of assets and liabilities but did not result in cash receipts or payments were as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Accrued Capital Expenditures (1)	$51	$38	$26
Asset Retirement Obligations Increase (Decrease) (2)	44	(5)	(30)
Renewable Energy Credits	4	3	3
Net Cost of Removal Increase (Decrease) (3)	(10)	91	(49)
(1)In 2024, primarily represents accrued capital expenditures related to Roadrunner Reserve I.
(2)In 2024, increase is primarily related to revised decommissioning estimates at Springerville. In 2022, decrease is primarily related to the retirement of the San Juan asset retirement cost asset, which was retired concurrently with San Juan Unit 1 in June 2022.
(3)Represents an accrual for future cost of retirement net of salvage values that does not impact earnings. In 2023, the Net Cost of Removal reserve was rebalanced as part of the 2023 Rate Order. In 2022, TEP reclassified a portion of the Net Cost of Removal related to San Juan to the unrecovered book value of the retiring asset.

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
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	December 31, 2024
Assets
Restricted Cash (1)	$35	$—	$35
Energy Derivative Contracts, Regulatory Recovery (2)	—	33	33
Energy Derivative Contracts, No Regulatory Recovery (2)	—	4	4
Total Assets	35	37	72
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(31)	(31)
Energy Derivative Contracts, No Regulatory Recovery (2)	—	(1)	(1)
Total Liabilities	—	(32)	(32)
Total Assets (Liabilities), Net	$35	$5	$40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	December 31, 2023
Assets
Restricted Cash (1)	$34	$—	$34
Energy Derivative Contracts, Regulatory Recovery (2)	—	32	32
Energy Derivative Contracts, No Regulatory Recovery (2)	—	3	3
Total Assets	34	35	69
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(30)	(30)
Total Liabilities	—	(30)	(30)
Total Assets (Liabilities), Net	$34	$5	$39
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
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis in the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted (1)
(in millions)	December 31, 2024
Derivative Assets
Energy Derivative Contracts	$37	$17	$—	$20
Derivative Liabilities
Energy Derivative Contracts	(32)	(17)	—	(15)

(in millions)	December 31, 2023
Derivative Assets
Energy Derivative Contracts	$35	$15	$—	$20
Derivative Liabilities
Energy Derivative Contracts	(30)	(15)	—	(15)
(1)TEP records cash collateral received related to energy derivative contracts in Current Liabilities—Other on the Consolidated Balance Sheets. As of February 13, 2025, TEP had no cash held or posted as collateral to provide credit enhancement.
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
The inputs and TEP's assessments of the significance of a particular input to the fair value measurements require judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. TEP evaluates the assumptions underlying its price curves monthly.
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

	Years Ended December 31,
(in millions)	2024	2023 (1)	2022 (2)
Unrealized Net Gain (Loss)	$1	$(81)	$72
(1)Unrealized net loss on regulatory recoverable derivative contracts was primarily due to decreases in forward market prices of natural gas.
(2)Unrealized net gain on regulatory recoverable derivative contracts was primarily due to increases in forward market prices of natural gas.
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

	Years Ended December 31,
(in millions)	2024	2023	2022
Operating Revenues	$30	$18	$11
Derivative Volumes
As of December 31, 2024, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	December 31,
	2024	2023
Power Contracts GWh	1,634	1,449
Gas Contracts BBtu	86,070	89,105
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The fair value of all derivative and non-derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $30 million as of December 31, 2024, compared with $28 million as of December 31, 2023. TEP had no cash posted as collateral to provide credit enhancement as of December 31, 2024 and 2023. TEP would have been required to post $30 million and $28 million of collateral if the credit risk contingent features had been triggered on December 31, 2024, and December 31, 2023, respectively. TEP had $15 million and $13 million in outstanding net payable balances for settled positions as of December 31, 2024, and December 31, 2023, respectively.
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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

		Net Carrying Value		Fair Value
	Fair Value Hierarchy	December 31,
(in millions)		2024	2023	2024	2023
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,495	$2,397	$2,153	$2,127

NOTE 14. INCOME TAXES
Income tax expense differs from the amount of income tax determined by applying the United States statutory federal income tax rate of 21% to pre-tax income due to the following:

	Years Ended December 31,
(in millions)	2024	2023	2022
Federal Income Tax Expense at Statutory Rate	$70	$65	$52
State Income Tax Expense, Net of Federal Deduction	13	12	10
Federal/State Tax Credits (1)	(24)	(17)	(22)
Allowance for Equity Funds Used During Construction	(5)	(3)	(1)
Excess Deferred Income Taxes	(11)	(8)	(10)
Other	1	—	3
Total Income Tax Expense	$44	$49	$32
(1)     TEP realized PTC benefits of $21 million in 2024, $15 million in 2023, and $19 million in 2022, related to Oso Grande.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Income Tax Expense included on the Consolidated Statements of Income consists of the following:

	Years Ended December 31,
(in millions)	2024	2023	2022
Current Income Tax Expense
Federal	$12	$7	$(1)
State	1	1	—
Total Current Income Tax Expense	13	8	(1)
Deferred Income Tax Expense
Federal	22	31	26
Federal Investment Tax Credits	(2)	(2)	(1)
State	11	12	8
Total Deferred Income Tax Expense	31	41	33
Total Income Tax Expense	$44	$49	$32
Changes in TEP's EDIT amortization are shared through the TEAM. The EDIT activity of $11 million, $8 million, and $10 million was amortized from Regulatory Liabilities on the Consolidated Balance Sheets as of December 31, 2024, 2023, and 2022, respectively.
The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
(in millions)	2024	2023
Gross Deferred Income Tax Assets
Customer Advances and Contributions in Aid of Construction	$22	$22
Federal General Business Credits (1)	39	55
Income Taxes Payable Through Future Rates	52	57
Other	101	95
Total Gross Deferred Income Tax Assets	214	229
Gross Deferred Income Tax Liabilities
Plant, Net	(843)	(793)
Pensions	(20)	(21)
Income Taxes Recoverable Through Future Rates	(1)	(1)
Other	(50)	(62)
Total Gross Deferred Income Tax Liabilities	(914)	(877)
Deferred Income Taxes, Net	$(700)	$(648)
(1)Includes ITC and PTC carryovers.
TEP recorded no valuation allowance against tax credit carryforward deferred income tax assets as of December 31, 2024 and 2023. Management believes TEP will produce sufficient taxable income in the future to realize credit carryforwards before they expire.
As of December 31, 2024, TEP had the following carryforward amounts:

($ in millions)	Amount	Expiring Year
State Credits	$3	2027 - 29
Federal Production Tax Credits	39	2042 - 44
TEP recorded no interest expense in 2024 and 2023 related to uncertain tax positions. In addition, TEP had no interest payable, and no penalties accrued as of December 31, 2024 and 2023.
TEP has been audited by the IRS through tax year 2010. TEP's 2014 to 2023 tax years are open for audit by federal and state tax agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
Included in Accounts Receivable, Net and Accounts Payable on the Consolidated Balance Sheets are current income taxes receivable and payable that are due from and to affiliates, respectively. TEP had no intercompany income taxes receivable or payable as of December 31, 2024 and 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of December 31, 2024.
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
Management assessed the effectiveness of TEP’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations Internal Control – Integrated Framework.
Based on management’s assessment using those criteria, management has concluded that, as of December 31, 2024, TEP’s internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting
There has been no change in TEP’s internal control over financial reporting during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

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
The following table details principal accountant fees paid to Deloitte for professional services:

(in thousands)	2024	2023
Audit Fees (1)	$1,346	$1,170
Audit-Related Fees (2)	113	106
Total	$1,459	$1,276
(1)Audit Fees includes fees billed, or expected to be billed, by Deloitte, for professional services for the financial statement audits of TEP's consolidated financial statements included in its Annual Report on Form 10-K and review services of TEP's consolidated financial statements included in its Quarterly Reports on Form 10-Q. Audit Fees also includes services provided by Deloitte in connection with consents, and other services related to SEC matters, financing transactions, and statutory and regulatory audits.
(2)Audit-Related Fees are fees billed, or expected to be billed, by Deloitte for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not included in Audit Fees reported above. The fees are for additional procedures for nonrecurring material transactions, including comfort letters.
All services performed by our principal accountant are approved in advance by the Audit and Risk Committee in accordance with the Audit and Risk Committee’s pre-approval policy for services provided by the Independent Registered Public Accounting Firm.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	(1)	Consolidated Financial Statements as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024:

		Report of Independent Registered Public Accounting Firm	37
		Consolidated Statements of Income	39
		Consolidated Statements of Cash Flows	40
		Consolidated Balance Sheets	41
		Consolidated Statement of Changes in Stockholder’s Equity	43
		Notes to Consolidated Financial Statements	44

	(2)	Financial Statement Schedule
		All schedules have been omitted because they are either not applicable, not required, or the information required to be set forth therein is included on the Consolidated Financial Statements or notes thereto.

	(3)	Exhibits
		Reference is made to the Exhibit Index commencing on page 82.

ITEM 16. FORM 10-K SUMMARY
Not Applicable.

Exhibit Index
Exhibit No.	Description
3(a)	Restated Articles of Incorporation of TEP, filed with the ACC on August 11, 1994, as amended by Amendment to Article Fourth of our Restated Articles of Incorporation, filed with the ACC on May 17, 1996. (Form 10-K for the year ended December 31, 1996, File No. 1-05924 - Exhibit No 3(a)).

3(a)(1)	TEP Articles of Amendment filed with the ACC on September 3, 2009 (Form 10-K for the year ended December 31, 2010, File No. 1-05924 - Exhibit 3(a)).

3(b)	Bylaws of TEP, as amended as of August 12, 2015 (Form 10-Q for the quarter ended September 30, 2015, File No. 1-05924 - Exhibit 3).

3(c)	Amendment to Articles of Incorporation of UNS Energy Corporation, creating series of Limited Voting Junior Preferred Stock (Form 8-K dated August 12, 2015, File No. 1-05924 - Exhibit 3.2).

4(a)(1)	Indenture, dated November 1, 2011, between Tucson Electric Power Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, authorizing unsecured Notes (Form 8-K dated November 8, 2011, File 1-05924 - Exhibit 4.1).

4(a)(2)	Supplemental Indenture No. 1, dated May 1, 2022, between Tucson Electric Power Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, authorizing unsecured Notes (Form S-3 dated May 5, 2022, File No. 333-264708 - Exhibit 4(c)(2)).

4(a)(3)	Officer's Certificate, dated March 10, 2014, establishing the terms of the 5.00% Senior Notes due 2044 (Form 8-K dated March 10, 2014, File No. 1-05924 - Exhibit 4.1).

4(a)(4)	Officer's Certificate, dated November 29, 2018, establishing the terms of the 4.85% Senior Notes due 2048 (Form 10-K for the year ended December 31, 2018, File No. 1-05924 - Exhibit 4(g)(6)).

4(a)(5)	Officer's Certificate, dated April 9, 2020, establishing the terms of the 4.00% Senior Notes due 2050 (Form 8-K dated April 9, 2020, File No. 1-05924 - Exhibit 4.1).

4(a)(6)	Officer's Certificate, dated August 10, 2020, establishing the terms of the 1.50% Senior Notes due 2030 (Form 8-K dated August 10, 2020, File No. 1-05924 - Exhibit 4.1).

4(a)(7)	Officer's Certificate, dated May 11, 2021, establishing the terms of the 3.25% Senior Notes due 2051 (Form 8-K dated May 11, 2021, File No. 1-05924 - Exhibit 4.1).

4(a)(8)	Officer's Certificate, dated February 17, 2022, establishing the terms of the 3.25% Senior Notes due 2032 (Form 8-K dated February 17, 2022, File No. 1-05924 - Exhibit 4.1).

4(a)(9)	Officer’s Certificate, dated February 16, 2023, establishing the terms of the 5.50% Senior Notes due 2053 (Form 8-K dated February 16, 2023, File No. 1-05924 – Exhibit 4.1).

4(a)(10)	Officer’s Certificate, dated August 9, 2024, establishing the terms of the 5.20% Senior Notes due 2034 (Form 8-K dated August 9, 2024, File No. 1-05924 – Exhibit 4.1).

4(b)(1)	Credit Agreement, dated as of October 15, 2021, among Tucson Electric Power Company, MUFG Union Bank, N.A. as Administrative Agent, and a group of lenders (Form 8-K dated October 15, 2021, File No. 1-05924 - Exhibit 4.1).

4(b)(2)	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 8, 2023, by and among Tucson Electric Power Company, as Borrower, the Lenders party thereto and MUFG Bank, Ltd. (as successor by assignment from MUFG Union Bank, N.A.), as Administrative Agent (Form 10-Q for the quarter ended June 30, 2023, File No. 1-50924 - Exhibit 4.1).

*23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*24	Power of Attorney.

*31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act, by Susan M. Gray.

*31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act, by J. Caleb Adcock.

**32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	February 13, 2025	/s/ J. Caleb Adcock
J. Caleb Adcock
Chief Financial Officer and Vice President
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 13, 2025		*
Susan M. Gray
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date:	February 13, 2025		*
Todd C. Hixon
Director

Date:	February 13, 2025		*
Frank P. Marino
Director

		*By:	/s/ J. Caleb Adcock
J. Caleb Adcock
Attorney-in-fact