Form 10-Q
period 2025-06-30
TUCSON ELECTRIC POWER CO
filed 2025-08-01
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of July 31, 2025.

DEFINITIONS
The abbreviations and acronyms used in this Quarterly Report on Form 10-Q are defined below:
INDUSTRY ACRONYMS AND CERTAIN DEFINITIONS

2020 IRP	TEP's 2020 Integrated Resource Plan which outlines TEP's plan to reduce its carbon emissions by 80% (compared to 2005) by 2035
2021 Credit Agreement	The unsecured 2021 Credit Agreement, as amended in June 2023 and extended in October 2024, provides for $250 million of revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively, and a maturity date of October 2027
2023 IRP	TEP's 2023 Integrated Resource Plan which outlines TEP's aspirational goal to reach net zero direct greenhouse gas emissions by 2050
2023 Rate Order	Order issued by the ACC resulting in a new rate structure for TEP, effective on September 1, 2023
2025 Rate Case	TEP's June 2025 general rate case filed with the ACC based on a test year ended December 31, 2024
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
ARAM	Annual Rate Adjustment Mechanism
BESS	Battery Energy Storage System
CCR	Coal Combustion Residuals
CEM	Customer Energy Management
DG	Distributed Generation
DSM	Demand Side Management
ECA	Environmental Compliance Adjustor
EPA	Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
IRA	Inflation Reduction Act of 2022, signed into law on August 16, 2022
ITC	Investment Tax Credit
LFCR	Lost Fixed Cost Recovery
LIRA	Limited Income Rate Adjustment
LOC	Letter(s) of Credit
Markets+	Southwest Power Pool Markets+
OBBBA	One Big Beautiful Bill Act, signed into law on July 4, 2025
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
PTC	Production Tax Credit
RES	Renewable Energy Standard
Retail Rates	Rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment
Roadrunner Reserve I Accounting Order	The April 2025 accounting order issued by the ACC allowing TEP to defer for future recovery certain incurred costs associated with owning, operating, and maintaining Roadrunner Reserve I
SIP	State Implementation Plan
SRB	System Resource Benefit
TEAM	Tax Expense Adjustor Mechanism
ENTITIES AND GENERATING STATIONS

Fortis	Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada, whose principal executive offices are located at Fortis Place, Suite 1100, 5 Springdale Street, St. John's, NL A1E 0E4
Four Corners	Four Corners Power Plant
Navajo	Navajo Generating Station
Oso Grande	A 250 MW nominal capacity wind-powered electric generation facility, located in southeastern New Mexico
Roadrunner Reserve I	A standalone battery energy storage system facility with a nominal capacity rating of 200 MW and storage capacity of 800 MWh, located in southeast Tucson, placed in service on July 16, 2025
Roadrunner Reserve II	A standalone battery energy storage system facility with a nominal capacity rating of 200 MW and storage capacity of 800 MWh, located in southeast Tucson, expected to be placed in service in 2026
San Juan	San Juan Generating Station
Springerville	Springerville Generating Station
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701
UNS Energy Affiliates	Affiliated subsidiaries of UNS Energy Corporation including UniSource Energy Services, Inc., UNS Electric, Inc., UNS Gas, Inc., and Millennium Energy Holdings, Inc.
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation

UNITS OF MEASURE

BBtu	Billion British thermal unit(s)
GWh	Gigawatt-hour(s)
kWh	Kilowatt-hour(s)
MW	Megawatt(s)
MWh	Megawatt-hour(s)

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
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed herein. We express our estimates, expectations, beliefs, aspirations, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, aspirations, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2024 Annual Report on Form 10-K; Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q; and other parts of this report. These factors include: voter initiatives and federal, state, and local regulatory and legislative decisions and actions, including changes in tax, tariff, and energy policies, as they may be affected by the policies and priorities of governmental officials at the federal, state, and local levels; any change in the structure of utility service in Arizona resulting from the ACC or state legislature's examination of the state's energy policies or the City of Tucson's study of municipalization; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; unfavorable rulings, penalties, or findings by the FERC; regional economic and market conditions that could affect customer growth and electricity usage; potential changes in the benefits of participation in the Western Energy Imbalance Market and Markets+; changes in electricity consumption by retail customers; risks related to climate change, including shifts in weather seasonality, extreme weather events, and their increasing frequency and severity, and wildfires, affecting electricity usage of our customers, operational performance, and operating and capital costs to ensure system reliability; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the demand plus reserve margin requirements; our ability to implement successfully our business strategies and meet the growing demand for electricity, particularly in view of potential for new large customer requirements; the cost of debt and equity capital and access to capital markets and bank markets during extended periods of volatility, which may affect our ability to raise additional capital and to use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and changes in interest rates, which affect the value of our pension and other postretirement benefit plan assets and related contribution requirements and expenses; our ability to manage timelines and budgets and to access necessary materials, in each case, related to capital projects, including EPC agreements to develop standalone BESS, and/or to obtain the anticipated performance or other benefits of such capital projects; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense, including increases due to inflationary effects, tariffs, international trade policy, heightened geopolitical instability, and/or global supply chain challenges; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting estimates; the ongoing impact of mandated energy efficiency and DG initiatives; our ability to meet our goal related to reducing carbon emissions by 2050 due to load growth required by potential new large customers, and the potential impact on our financial condition; our ability to exit all ownership interests in coal-fired generation by 2032; changes to long-term contracts; the cost of fuel and power supplies; fluctuations or increases in commodity prices; the ability to obtain coal or natural gas from our suppliers; the timing and cost of generation facility decommissioning and mine reclamation activities; cyber-attacks, data breaches, or other cyberspace attacks to our information security and our operations and technology infrastructure, including attacks that may arise from heightened geopolitical instability; physical attacks to our electric generation, transmission, and distribution assets; the performance of generation facilities, including renewable generation resources; the extent of the impact of a global health or other crisis on our business and operations, and any economic and/or societal disruptions resulting therefrom and from the government actions taken in response thereto; the implementation of our 2023 IRP; and our ability to obtain ACC approval of a formula rate plan with acceptable terms in response to our 2025 Rate Case.

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues	$407,244	$429,546	$772,980	$882,302

Operating Expenses
Fuel	69,683	63,648	146,291	165,102
Purchased Power	31,345	27,440	61,812	53,670
Transmission and Other PPFAC Recoverable Costs	15,557	15,389	24,499	33,467
Increase (Decrease) to Reflect PPFAC Recovery Treatment	662	38,467	(580)	71,235
Total Fuel and Purchased Power	117,247	144,944	232,022	323,474
Operations and Maintenance	111,009	105,517	211,186	224,266
Depreciation	58,323	56,367	115,838	111,971
Amortization	7,621	7,773	15,402	15,509
Taxes Other Than Income Taxes	18,356	17,493	37,057	36,245
Total Operating Expenses	312,556	332,094	611,505	711,465

Operating Income	94,688	97,452	161,475	170,837

Other Income (Expense)
Interest Expense	(31,731)	(24,248)	(61,361)	(48,253)
Allowance For Borrowed Funds	4,549	1,877	8,898	3,753
Allowance For Equity Funds	11,264	5,407	20,951	10,659
Unrealized Gains (Losses) on Investments	1,624	128	1,708	990
Interest Income	1,898	859	3,660	2,071
Other, Net	(659)	(438)	(1,624)	(355)
Total Other Income (Expense)	(13,055)	(16,415)	(27,768)	(31,135)

Income Before Income Tax Expense	81,633	81,037	133,707	139,702
Income Tax Expense	9,971	10,603	17,614	18,087
Net Income	$71,662	$70,434	$116,093	$121,615
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net Income	$116,093	$121,615
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	115,838	111,971
Amortization Expense	15,402	15,509
Amortization of Debt Issuance Costs	1,587	1,526
Use of Renewable Energy Credits for Compliance	24,870	23,985
Deferred Income Taxes	16,080	13,248
Pension and Other Postretirement Benefits Expense	9,021	9,019
Pension and Other Postretirement Benefits Funding	(5,270)	(5,762)
Allowance for Equity Funds Used During Construction	(20,951)	(10,659)
Changes in Current Assets and Current Liabilities:
Accounts Receivable	(26,275)	(12,518)
Materials, Supplies, and Fuel Inventory	(20,987)	(17,071)
Regulatory Assets	(11,161)	49,894
Other Current Assets	4,485	326
Accounts Payable and Accrued Charges	13,983	2,894
Income Taxes Receivable/Payable	(316)	(426)
Regulatory Liabilities	3,698	22,297
Other, Net	(15,603)	(30,165)
Net Cash Flows—Operating Activities	220,494	295,683
Cash Flows from Investing Activities
Capital Expenditures	(440,731)	(265,330)
Purchase Intangibles, Renewable Energy Credits	(30,555)	(30,478)
Contributions in Aid of Construction	3,157	(263)
Net Cash Flows—Investing Activities	(468,129)	(296,071)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	45,000	25,000
Repayments of Borrowings, Revolving Credit Facility	(100,000)	(25,000)
Proceeds from Issuance, Long-Term Debt—Net of Discount	299,322	—
Payment of Debt Issuance Costs	(3,471)	—
Other, Net	740	1,426
Net Cash Flows—Financing Activities	241,591	1,426
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(6,044)	1,038
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	49,461	42,595
Cash, Cash Equivalents, and Restricted Cash, End of Period	$43,417	$43,633
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	June 30, 2025	December 31, 2024
ASSETS
Utility Plant
Plant in Service	$8,475,066	$8,349,638
Construction Work in Progress	1,124,486	850,443
Total Utility Plant	9,599,552	9,200,081
Accumulated Depreciation and Amortization	(2,751,721)	(2,713,492)
Total Utility Plant, Net	6,847,831	6,486,589

Investments and Other Property	72,352	75,662

Current Assets
Cash and Cash Equivalents	13,430	14,063
Accounts Receivable (Net of Allowance for Credit Losses of $10,968 and $12,561 as of June 30, 2025 and December 31, 2024, respectively)	221,061	196,194
Fuel Inventory	64,625	55,267
Materials and Supplies	206,446	196,515
Regulatory Assets	101,625	97,720
Derivative Instruments	31,509	9,732
Other	27,358	31,597
Total Current Assets	666,054	601,088

Regulatory Assets	170,284	177,963
Derivative Instruments	33,496	27,664
Other Noncurrent Assets	156,145	152,557

Total Assets	$7,946,162	$7,521,523
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	June 30, 2025	December 31, 2024
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of June 30, 2025 and December 31, 2024)	$1,746,539	$1,746,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	1,483,006	1,366,913
Accumulated Other Comprehensive Loss	(3,908)	(4,015)
Total Common Stock Equity	3,219,280	3,103,080
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of June 30, 2025 and December 31, 2024)	—	—
Long-Term Debt, Net	2,791,553	2,494,600
Total Capitalization	6,010,833	5,597,680
Current Liabilities
Borrowings Under Credit Agreement	15,000	70,000
Accounts Payable	207,753	151,278
Accrued Taxes Other than Income Taxes	58,143	57,847
Accrued Employee Expenses	32,786	37,921
Accrued Interest	26,054	22,260
Regulatory Liabilities	148,275	142,844
Customer Deposits	16,812	16,255
Derivative Instruments	22,901	25,710
Other	40,057	31,665
Total Current Liabilities	567,781	555,780

Deferred Income Taxes, Net	658,946	700,189
Regulatory Liabilities	412,260	362,859
Pension and Other Postretirement Benefits	69,669	68,816
Derivative Instruments	543	6,099
Asset Retirement Obligations	161,796	159,056
Other Noncurrent Liabilities	64,334	71,044
Total Liabilities	1,935,329	1,923,843

Commitments and Contingencies

Total Capitalization and Liabilities	$7,946,162	$7,521,523
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Three Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of March 31, 2024	$1,696,539	$(6,357)	$1,214,102	$(3,783)	$2,900,501
Net Income			70,434		70,434
Other Comprehensive Income (Loss), Net of Tax				46	46
Balances as of June 30, 2024	$1,696,539	$(6,357)	$1,284,536	$(3,737)	$2,970,981

Balances as of March 31, 2025	$1,746,539	$(6,357)	$1,411,344	$(3,961)	$3,147,565
Net Income			71,662		71,662
Other Comprehensive Income (Loss), Net of Tax				53	53
Balances as of June 30, 2025	$1,746,539	$(6,357)	$1,483,006	$(3,908)	$3,219,280

	Six Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2023	$1,696,539	$(6,357)	$1,162,921	$(3,829)	$2,849,274
Net Income			121,615		121,615
Other Comprehensive Income (Loss), Net of Tax				92	92
Balances as of June 30, 2024	$1,696,539	$(6,357)	$1,284,536	$(3,737)	$2,970,981

Balances as of December 31, 2024	$1,746,539	$(6,357)	$1,366,913	$(4,015)	$3,103,080
Net Income			116,093		116,093
Other Comprehensive Income (Loss), Net of Tax				107	107
Balances as of June 30, 2025	$1,746,539	$(6,357)	$1,483,006	$(3,908)	$3,219,280

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND FINANCIAL STATEMENT PRESENTATION
TEP is a regulated utility that generates, transmits, and distributes electricity to approximately 456,000 retail customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the Western United States. TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis.
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
As of June 30, 2025, the carrying amounts of assets and liabilities in the balance sheet that relate to variable interests under long-term renewable PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as the Company would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.

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

	Six Months Ended June 30,
(in millions)	2025	2024
Cash and Cash Equivalents	$13	$15
Restricted Cash included in:
Investments and Other Property	22	19
Current Assets—Other	8	10
Cash, Cash Equivalents, and Restricted Cash, End of Period	$43	$44
Restricted cash primarily represents cash contractually required to be set aside to pay TEP's share of final mine reclamation and decommissioning costs at San Juan.
INCOME TAXES
Production Tax Credits
TEP realized PTC benefits associated with Oso Grande of $4 million and $8 million in Income Tax Expense on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025, respectively, and $6 million and $10 million for the three and six months ended June 30, 2024, respectively.
Investment Tax Credits
TEP has elected to apply Accounting Standards Codification 740, Income Taxes, to nonrefundable, transferable ITCs. Federal ITCs are deferred and amortized as a reduction to income tax expense over the life of the underlying asset. See Note 2 for additional information regarding the ACC issued accounting order for Roadrunner Reserve I.
One Big Beautiful Bill Act
On July 4, 2025, the OBBBA was signed into law enacting extensions of the expiring provisions of the 2017 Tax Cuts and Jobs Act and additional business tax provisions. The OBBBA also accelerates phase out of, and adds various restrictions to, PTCs and ITCs applicable to certain facilities per provisions generally enacted or extended as part of the Inflation Reduction Act of 2022. TEP is assessing the impact the OBBBA may have on TEP's financial position, results of operations, and cash flows.
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
In March 2024, the SEC issued final rules that require disclosure of climate related risks and greenhouse gas emissions. In April 2024, the SEC issued an order staying the final rules pending judicial review of consolidated challenges to the rules by the Court of Appeals for the Eighth Circuit (Eighth Circuit). In March 2025, the SEC voted to end its defense of the rules and sent a letter to the Court stating that the SEC withdraws its defense. In April 2025, the Eighth Circuit ordered the litigation to be suspended and directed the SEC to indicate within 90 days whether the SEC will reconsider or review the climate disclosure rules. On July 23, 2025, the SEC filed a response with the Eighth Circuit, indicating that the SEC does not intend to review or reconsider the climate disclosure rules at this time and requesting the court to lift the suspension on the litigation and issue a ruling. TEP awaits disposition of the litigation, the timing of which TEP cannot currently predict.

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
RATE CASE MATTERS
2025 Rate Case
In June 2025, TEP filed a general rate case with the ACC based on a test year ended December 31, 2024.
TEP's key 2025 Rate Case proposals are described below:
•a $172 million net increase in retail revenues comprised of the following components:
◦a non-fuel retail revenue increase of $220 million over test year non-fuel retail revenues,
◦a $26 million decrease in fuel-related retail revenues, and
◦elimination of certain existing adjustor mechanisms, including the DSM surcharge, and, if a new proposed ARAM is approved, the ECA, TEAM, and LFCR mechanism, that results in a $22 million reduction in revenues collected from customers;
•a 7.73% return on original cost rate base of $4.3 billion, which includes a return on equity of 10.50% and an average cost of debt of 4.28%;
•a capital structure for ratemaking purposes of approximately 55% common equity and 45% long-term debt;
•a new ARAM that is a formula rate adjustor designed to update rates annually based on historical changes in TEP's revenue requirement;
◦if the proposed ARAM is not approved, a new SRB mechanism, which would help recover investments in significant generation resources, and a new LIRA, which would allow TEP to recover or refund differences between actual limited income tariff costs and the costs included in base rates; and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•a new CEM framework, which will support initiatives to achieve energy savings and load optimization. The framework will replace the existing energy efficiency implementation and transportation electrification plans. If approved, costs would be recovered through a CEM surcharge pending inclusion in the first ARAM adjustment.
TEP requested new rates to be implemented by September 1, 2026. TEP cannot predict the timing or outcome of this proceeding.
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
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Beginning of Period	$(48)	$7	$(49)	$55
Deferred Fuel and Purchased Power Costs (1)	72	58	133	107
PPFAC and Base Power Recoveries	(73)	(96)	(133)	(193)
End of Period	$(49)	$(31)	$(49)	$(31)
(1)Includes costs eligible for recovery through the PPFAC and base power rates.
Transmission Cost Adjustor
The Transmission Cost Adjustor (TCA) allows for timely recovery or refund of actual costs, net of applicable credits, required to provide transmission services to retail customers. TEP files new TCA rates with the ACC in December each year based on changes in net costs required to provide transmission services to retail customers. New TCA rates take effect in January of each year.
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
In May 2024, the ACC approved an extension of TEP's 2021 RES implementation plan with a budget of $66 million until further order of the ACC and an increase to the RES tariff to recover under-collected RES funds totaling $17 million. The ACC also waived for TEP the general requirement that Arizona utilities file an annual RES implementation plan. The approved amount funds: (i) above market cost of renewable power purchases; (ii) previously awarded incentives for customer-installed DG; and (iii) various other program costs.
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
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded on the Condensed Consolidated Balance Sheets are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	June 30, 2025	December 31, 2024
Regulatory Assets
Pension and Other Postretirement Benefits (Note 9)	Various	$101	$103
Early Generation Retirement Costs	Various	42	46
Lost Fixed Cost Recovery	1	33	31
Property Tax Deferrals (1)	1	32	32
Transmission Revenue Requirement Balancing Account	1	21	11
Derivatives (Note 10)	5	11	19
Final Mine Reclamation (2)	15	8	9
Income Taxes Recoverable through Future Rates (3)	Various	5	5
Other Regulatory Assets	Various	19	20
Total Regulatory Assets		272	276
Less Current Portion	1	102	98
Total Noncurrent Regulatory Assets		$170	$178

Regulatory Liabilities
Income Taxes Payable through Future Rates (3)	Various	$216	$209
Net Cost of Removal (4)	Various	91	110
Renewable Energy Standard	Various	91	88
Deferred Investment Tax Credits (5)	Various	54	4
Over-Recovered Fuel and Purchased Energy Costs	1	49	49
Derivatives (Note 10)	5	35	22
Pension and Other Postretirement Benefits (Note 9)	Various	18	19
Demand Side Management	1	6	5
Total Regulatory Liabilities		560	506
Less Current Portion	1	148	143
Total Noncurrent Regulatory Liabilities		$412	$363
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3)Amortized over five years, 10 years, or the lives of the assets.
(4)Represents an estimate of the future cost of retirement, net of salvage value. These are amounts collected through revenue for transmission, distribution, generation, and general plant which are not yet expended.
(5)As federal ITCs are deferred, TEP records a regulatory liability to be refunded to customers over the life of the asset. Based on the Roadrunner Reserve I Accounting Order, TEP expects to begin amortizing this regulatory liability upon receipt of a rate order in its 2025 Rate Case.
Regulatory assets are either being collected or are expected to be collected through Retail Rates. With the exception of Early Generation Retirement Costs, Income Taxes Recoverable through Future Rates, and Transmission Revenue Requirement Balancing Account, TEP does not earn a return on regulatory assets. TEP pays a return on the majority of its regulatory liability balances.
Roadrunner Reserve I Accounting Order
In September 2023, TEP entered into an EPC agreement to develop Roadrunner Reserve I. In April 2025, the ACC issued an accounting order allowing TEP to defer for future recovery in the 2025 Rate Case certain incurred costs associated with owning, operating, and maintaining Roadrunner Reserve I, including depreciation and amortization, property taxes, operations and maintenance expense, interest expense, and ITC transaction costs. These costs will be partially offset by future benefits associated with ITCs. On July 16, 2025, Roadrunner Reserve I was placed in service.

NOTE 3. REPORTABLE SEGMENTS
TEP's principal business operations include generating, transmitting, and distributing electricity to its retail customers. In addition to retail sales, TEP sells electricity, transmission, and ancillary services to other utilities, municipalities, and energy marketing companies on a wholesale basis. TEP has one operating segment, its regulated utility operations. TEP’s chief operating decision maker (CODM) is Susan M. Gray who holds the position of President and Chief Executive Officer of TEP and its parent company, UNS Energy. The CODM uses net income to assess performance and decide how to allocate resources for UNS Energy overall (including employees and financial or capital resources) predominantly in the annual budget and forecasting process. Net income is reported on the Condensed Consolidated Statements of Income. Operations and Maintenance expense includes expenses reimbursed by third-parties and expenses related to customer-funded RES and DSM programs. Operations and Maintenance expense excluding these reimbursable and customer funded expenses totaled $88 million, and $170 million for the three and six months ended June 30, 2025, respectively, and $81 million and $165 million for the three and six months ended June 30, 2024, respectively. Total assets, the measure of segment assets, is reported on the Condensed Consolidated Balance Sheets. Capital expenditures are reported on the Condensed Consolidated Statements of Cash Flows.

NOTE 4. REVENUE
DISAGGREGATION OF REVENUES
TEP earns most of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Retail	$315	$334	$560	$616
Wholesale	47	51	105	140
Other Services	26	27	49	66
Revenues from Contracts with Customers	388	412	714	822
Alternative Revenues	12	11	24	19
Other	7	7	35	41
Total Operating Revenues	$407	$430	$773	$882

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable, Net on the Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2025	December 31, 2024
Retail	$102	$112
Retail, Unbilled	77	43
Retail, Allowance for Credit Losses	(11)	(13)
Wholesale (1)	27	24
Due from Affiliates (Note 6)	9	10
Other	17	20
Accounts Receivable, Net	$221	$196
(1)Includes $10 million and $8 million as of June 30, 2025, and December 31, 2024, respectively, of receivables related to revenue from derivative instruments.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Beginning of Period	$(12)	$(11)	$(13)	$(12)
Credit Loss Expense	(1)	(2)	(2)	(3)
Write-offs	2	1	4	3
End of Period	$(11)	$(12)	$(11)	$(12)

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
The following table presents the components of related party balances included in Accounts Receivable, Net and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2025	December 31, 2024
Receivables from Related Parties
UNS Electric	$7	$7
UNS Gas	2	2
UNS Energy	—	1
Total Due from Related Parties	$9	$10

Payables to Related Parties
UNS Energy	$2	$1
UNS Electric	1	1
Total Due to Related Parties	$3	$2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the components of related party transactions included on the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Goods and Services Provided by TEP to Affiliates
Common Costs, UNS Energy Affiliates (1)	$6	$6	$12	$12
Transmission Revenues, UNS Electric (2)	2	2	4	4
Wholesale Revenues, UNS Electric (2)	—	1	1	3
Control Area Services, UNS Electric (3)	1	1	1	1

Goods and Services Provided by Affiliates to TEP
Corporate Services, UNS Energy (4)	$3	$2	$6	$5
Purchased Power, UNS Electric (2)	—	—	1	—
Capacity Charges, UNS Gas (5)	—	—	1	1
Corporate Services, UNS Energy Affiliates (6)	1	1	1	1
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
(3)TEP charges UNS Electric for control area services under a FERC-filed Control Area Services Agreement.
(4)Corporate Services, UNS Energy includes legal and audit, and Fortis' management fees. Costs for corporate services provided by UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 84% of UNS Energy's allocated costs. TEP's share of Fortis' management fees was $2 million and $5 million for the three and six months ended June 30, 2025, respectively, and $2 million and $4 million for the three and six months ended June 30, 2024, respectively.
(5)UNS Gas charges TEP for natural gas capacity used to supply Gila River Generating Station.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CREDIT AGREEMENT
2021 Credit Agreement
The terms of the 2021 Credit Agreement are as follows:

		Sub-Limit Swingline (1)	Sub-Limit LOC			Weighted Average Interest Rate (3)
	Capacity			Borrowed (2)	Available		Pricing (4)
($ in millions)	June 30, 2025
Agreement	$250	$15	$50	$34	$216	7.55%	SOFR+ADJ 0.10%+1.050% or ABR+0.050%
(1)ABR pricing would apply to swingline loans.
(2)The borrowed amount includes LOCs totaling $19 million at a rate of 1.050% per annum issued in October and November 2024 to support interconnection requests, and in May 2025 to support TEP's participation in Markets+. The LOCs expire at various dates between October 2025 and November 2026.
(3)The weighted average interest rate is calculated on outstanding borrowings.
(4)TEP's pricing through October 15, 2026 may be adjusted based on performance measured using two sustainability targets: (i) the three-year average Occupational Safety and Health Administration total recordable incident rate, excluding solely COVID-19 pandemic-related incidents; and (ii) capacity targets for owned plus firm purchased power agreement renewable generation, including energy storage.
As of July 31, 2025, there was $181 million available under the 2021 Credit Agreement.

NOTE 8. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
There have been no significant changes to TEP's long-term commitments since December 31, 2024, except as noted below.
EPC Agreement
In August 2024, TEP entered into an EPC agreement to develop Roadrunner Reserve II at a cost of $268 million. TEP owns and will operate the facility, which will be located in southeast Tucson and will have a nominal capacity rating of 200 MW and energy capacity of 800 MWh. Roadrunner Reserve II is expected to be placed in service in 2026. In 2025, change orders were issued that increased costs by $34 million, bringing the total EPC cost to $302 million.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
record its share of any change in the estimate of its final mine reclamation liability to its regulatory asset and reclamation liability.
TEP is liable for a portion of final mine reclamation costs for the mines at Four Corners and San Juan. TEP’s liability balance related to its share of final mine reclamation costs at Four Corners totaled $3 million as of June 30, 2025, and December 31, 2024, and was recorded in Current Liabilities—Other and Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. TEP's coal supply agreement with Four Corners expires in 2031.
TEP ceased operations at San Juan upon expiration of the coal supply agreement in 2022. TEP’s remaining final mine reclamation liability at San Juan was $27 million and $31 million as of June 30, 2025, and December 31, 2024, respectively, and was recorded in Current Liabilities—Other and Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. TEP established a trust to fund its share of estimated final mine reclamation costs at San Juan, which will remain in effect through the completion of final mine reclamation activities currently projected to be 2040. See Note 1 for additional information on restricted cash relating to TEP's share of final mine reclamation and decommissioning costs at San Juan.
Performance Guarantees
TEP has joint generation participation agreements with participants at Four Corners and Luna Generating Station (Luna), which expire in 2041 and 2046, respectively. The participants at Four Corners and Luna, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. There is no maximum potential amount of future payments TEP could be required to make under the Luna guarantee. The maximum potential amount of future payments on the non-defaulting parties is $250 million at Four Corners. As of June 30, 2025, there have been no such payment defaults under either of the participation agreements.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. EMPLOYEE BENEFIT PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
(in millions)	2025	2024	2025	2024
Service Cost	$3	$3	$1	$1
Non-Service Cost (1)
Interest Cost	6	6	1	1
Expected Return on Plan Assets	(7)	(8)	—	—
Amortization of Net Loss	2	2	(1)	—
Net Periodic Benefit Cost	$4	$3	$1	$2

	Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Service Cost	$7	$7	$2	$2
Non-Service Cost (1)
Interest Cost	12	12	2	2
Expected Return on Plan Assets	(15)	(16)	(1)	(1)
Amortization of Net Loss	3	3	(1)	—
Net Periodic Benefit Cost	$7	$6	$2	$3
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	June 30, 2025
Assets
Restricted Cash (1)	$30	$—	$30
Energy Derivative Contracts, Regulatory Recovery (2)	—	44	44
Energy Derivative Contracts, No Regulatory Recovery (2)	—	21	21
Total Assets	30	65	95
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(23)	(23)
Total Liabilities	—	(23)	(23)
Total Assets (Liabilities), Net	$30	$42	$72

(in millions)	December 31, 2024
Assets
Restricted Cash (1)	$35	$—	$35
Energy Derivative Contracts, Regulatory Recovery (2)	—	33	33
Energy Derivative Contracts, No Regulatory Recovery (2)	—	4	4
Total Assets	35	37	72
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(31)	(31)
Energy Derivative Contracts, No Regulatory Recovery (2)	—	(1)	(1)
Total Liabilities	—	(32)	(32)
Total Assets (Liabilities), Net	$35	$5	$40
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
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis in the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	June 30, 2025
Derivative Assets
Energy Derivative Contracts	$65	$19	$—	$46
Derivative Liabilities
Energy Derivative Contracts	(23)	(19)	—	(4)

(in millions)	December 31, 2024
Derivative Assets
Energy Derivative Contracts	$37	$17	$—	$20
Derivative Liabilities
Energy Derivative Contracts	(32)	(17)	—	(15)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Unrealized Net Gain (Loss)	$23	$6	$20	$(8)
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Operating Revenues	$—	$—	$21	$27
Derivative Volumes
As of June 30, 2025, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	June 30, 2025	December 31, 2024
Power Contracts GWh	4,428	1,634
Gas Contracts BBtu	82,471	86,070

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
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
The fair value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $19 million as of June 30, 2025, compared with $30 million as of December 31, 2024. TEP had no cash posted as collateral to provide credit enhancement as of June 30, 2025, and December 31, 2024. TEP would have been required to post $19 million and $30 million of collateral if the credit risk contingent features had been triggered on June 30, 2025, and December 31, 2024, respectively. TEP had $18 million and $15 million in outstanding net payable balances for settled positions as of June 30, 2025, and December 31, 2024, respectively.
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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Net Carrying Value		Fair Value
(in millions)		June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,792	$2,495	$2,481	$2,153

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that resulted in recognition of assets and liabilities but did not result in cash receipts or payments were as follows:

	Six Months Ended June 30,
(in millions)	2025	2024
Accrued Capital Expenditures (1)	$100	$32
Renewable Energy Credits	5	5
Asset Retirement Obligations Increase (Decrease)	(3)	(1)
Net Cost of Removal Increase (Decrease) (2)	(11)	(3)
(1)In 2025, primarily represents accrued capital expenditures related to Roadrunner Reserve II.
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
•Continuing our transition to a less carbon-intensive energy portfolio while complying with regulatory requirements and maintaining financial strength. We have established an aspirational goal of net zero direct GHG emissions by 2050 emphasizing our commitment to decarbonize while preserving customer reliability and affordability. While we still intend to exit all ownership interests in coal-fired generation by 2032, we are reevaluating our interim goal which aimed to reduce carbon emissions by 80% (compared to 2005) by 2035. Our ability to achieve these goals could be impacted by various federal and state energy policies, significant load growth, and the pace of development of clean energy technologies.
•Focusing on our core utility business through operational excellence, investing in infrastructure to ensure reliable service, and maintaining a strong community presence.
Performance - The second quarter of 2025 compared with the second quarter of 2024
We reported net income of $72 million in the second quarter of 2025 compared with net income of $70 million in the second quarter of 2024. The increase of $2 million, or 3%, was primarily due to (net of tax):
•$7 million in higher AFUDC due to an increase in eligible construction expenditures;
•$4 million in higher margin from retail revenue primarily due to an increase in the retail component of our transmission revenue requirement due to a higher rate base; and

•$3 million in higher margin from transmission revenue due to an increase in our transmission revenue requirement due to a higher rate base.
The increase was partially offset by:
•$6 million in higher interest expense primarily due to the issuance of debt in August 2024 and February 2025; and
•$6 million in higher base operations and maintenance expenses primarily due to higher operations and maintenance expenses at our generation facilities.
Performance - The first six months of 2025 compared with the first six months of 2024
We reported net income of $116 million in the first six months of 2025 compared with net income of $122 million in the first six months of 2024. The decrease of $6 million, or 5%, was primarily due to (net of tax):
•$11 million in higher interest expense primarily due to the issuance of debt in August 2024 and February 2025;
•$9 million in lower margin from wholesale transactions primarily due to unfavorable market conditions resulting in a decrease in revenues from wholesale trading as defined in the PPFAC plan of administration;
•$5 million in higher base operations and maintenance expenses primarily due to higher employee benefits expenses and higher operations and maintenance expenses at our generation facilities; and
•$3 million in higher depreciation expense primarily due to an increase in asset base.
The decrease was partially offset by:
•$13 million in higher AFUDC due to an increase in eligible construction expenditures;
•$5 million in higher margin from retail revenue primarily due to higher LFCR revenues; and
•$4 million in higher margin from transmission revenue due to an increase in our transmission revenue requirement due to a higher rate base.

FACTORS AFFECTING RESULTS OF OPERATIONS
The most significant factors affecting our current and future results of operations are related to regulatory matters, generation resource strategy, and sales growth and seasonality.
Regulatory Matters
We are subject to comprehensive regulation. The discussion below contains material developments in regulatory matters and government actions.
2025 Rate Case
In June 2025, we filed a general rate case with the ACC based on a test year ended December 31, 2024.
Our key 2025 Rate Case proposals are described below:
•a $172 million net increase in retail revenues comprised of the following components:
◦a non-fuel retail revenue increase of $220 million over test year non-fuel retail revenues,
◦a $26 million decrease in fuel-related retail revenues, and
◦elimination of certain existing adjustor mechanisms, including the DSM surcharge, and, if a new proposed ARAM is approved, the ECA, TEAM, and LFCR mechanism, that result in a $22 million reduction in revenues collected from customers;
•a 7.73% return on original cost rate base of $4.3 billion, which includes a return on equity of 10.50% and an average cost of debt of 4.28%;

•a capital structure for ratemaking purposes of approximately 55% common equity and 45% long-term debt;
•a new ARAM that is a formula rate adjustor designed to update rates annually based on historical changes in our revenue requirement. The expected benefits of the ARAM include improved rate stability for customers, timely cost recovery, and reduced administrative burden;
◦if the proposed ARAM is not approved, a new SRB mechanism, which would help recover investments in significant generation resources, and a new LIRA, which would allow us to recover or refund differences between actual limited income tariff costs and the costs included in base rates; and
•a new CEM framework, which will support initiatives to achieve energy savings and load optimization. The framework will replace the existing energy efficiency implementation and transportation electrification plans. If approved, costs would be recovered through a CEM surcharge pending inclusion in the first ARAM adjustment.
We requested new rates to be implemented by September 1, 2026. We cannot predict the timing or outcome of this proceeding.
Roadrunner Reserve I Accounting Order
In April 2025, the ACC issued an accounting order allowing us to defer for future recovery in the 2025 Rate Case certain incurred costs associated with owning, operating, and maintaining Roadrunner Reserve I, including depreciation and amortization, property taxes, operations and maintenance expense, interest expense, and ITC transaction costs. These costs will be partially offset by future benefits associated with ITCs.
Southwest Power Pool Markets+
In November 2024, we, along with other Arizona utilities, announced plans to join Markets+, a day-ahead and real-time energy market, and expect to participate in the market as early as 2027. The Markets+ tariff was conditionally approved by the FERC in January 2025. In April 2025, the FERC accepted an agreement signed by TEP and other participating utilities to provide funding for the creation and implementation of Markets+.
City of Tucson Energy Sourcing Study
The City of Tucson engaged a consulting and engineering firm to prepare a study analyzing alternatives to our provision of service to the City of Tucson, including evaluating a municipalization option. While an initial draft of the study, published in April 2025, suggests that establishing a municipal utility that would primarily serve customers in the City of Tucson would result in potential customer savings, the study also notes that the City of Tucson would assume significant risks and incur substantial costs to pursue such an option. Such costs would include the purchase of property and plant at fair value and the costs to separate our remaining electrical grid from the City of Tucson. The City of Tucson would need to authorize the expenditure of funds for significant additional due diligence to demonstrate engineering and economic feasibility before the City of Tucson could pursue municipalization. Ultimately, establishing a municipal utility would require approval by a majority of the voters of the residents of the City of Tucson at a general or special municipal election. If such a measure were approved, the City of Tucson would need to exercise its right of eminent domain by filing an action for condemnation in Pima County Superior Court, and any determination in such condemnation proceedings would be subject to appeal. In May 2025, the Tucson City Council voted to accept the study and has not taken further action to pursue municipalization at this time.
Securitization
In May 2025, Arizona's governor signed House Bill 2679, which allows for securitization bond financing by public power utility companies in Arizona. Under the legislation, bonds can be issued by a special purpose entity, the costs of which are payable by the utility company's customers through an irrevocable tariff charged by the utility company upon approval of the tariff by the ACC. The proceeds of the bonds are used to finance the utility company's qualifying costs or investments including the remaining unrecovered book value of its assets retired or planned to be retired. This legislation allows for potentially lower overall financing costs to be recovered from customers than those charged through traditional rates. We do not currently have plans related to securitization bond financing.
Wildfire Mitigation Planning
In May 2025, Arizona's governor signed House Bill 2201 that requires us to submit a wildfire mitigation plan for approval by the Arizona Department of Forestry and Fire Management once every two years beginning in 2026. The plan will outline how we monitor and perform preventive actions to mitigate risk related to utility-caused wildfires. In the event of a wildfire in our service area, House Bill 2201 limits claims made against us if we are determined to be in compliance with our approved wildfire mitigation plan.

Generation Resource Strategy
Our long-term resource planning strategy is to continue our transition to a less carbon-intensive energy portfolio by expanding renewable energy, energy storage, and natural gas resources while planning to exit ownership interests in coal-fired generation by 2032. Our existing coal-fired generation fleet faces a number of uncertainties affecting the viability of continued operations, including changing state and federal law and energy policies, competition from other resources, fuel supply, and land lease contract extensions. Given these uncertainties and the need to economically replace such generation to support anticipated load identified in our 2023 IRP, we are pursuing a plan to convert Springerville Units 1 and 2 from coal-fired generation to natural gas-fired generation by 2030. This conversion allows us to leverage existing infrastructure with the development of replacement energy sources while also furthering our goals of ending our use of coal-fired generation and supporting both customer affordability and reliability. We will seek regulatory recovery for any amounts that would not otherwise be recovered as a result of the conversion of Springerville Units 1 and 2 and our planned exit of Four Corners in 2031.
In 2023, we filed our 2023 IRP with the ACC, which outlines our plan to expand our clean energy portfolio to support anticipated growth and maintain affordable, reliable service as we work towards an aspirational goal of net zero direct GHG emissions by 2050. In October 2024, the ACC acknowledged our 2023 IRP and found it to be reasonable and in the public interest. Our plan to convert Springerville Units 1 and 2 from coal-fired generation is expected to result in additional natural gas-fired generation compared to our 2023 IRP. The execution of our 2023 IRP is dependent on obtaining regulatory recovery in future rate proceedings.
In 2022, we issued an All-Source Request for Proposal (ASRFP), which allowed for all resource types, including, among others, new wind and solar generation, battery storage, and energy efficiency resources. As a result of our 2022 ASRFP, we entered into:
•an EPC agreement in September 2023 to develop Roadrunner Reserve I. Roadrunner Reserve I is a standalone BESS facility with a nominal capacity rating of 200 MW and energy capacity of 800 MWh that was placed in service on July 16, 2025;
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
Production Tax Credits
PTCs are per-kWh federal tax credits earned for electricity generated using qualified energy resources, which can be claimed for a 10-year period once a qualifying facility is placed in service. In 2021, Oso Grande, a qualified energy resource, was placed in service. While costs associated with operating the facility are recorded throughout the year, PTCs are recognized through the effective tax rate provision and are primarily recognized in the third quarter due to weather patterns that contribute to seasonal fluctuations in taxable earnings. We recorded approximately $4 million and $8 million in PTCs related to Oso Grande for the three and six months ended June 30, 2025, respectively, and $6 million and $10 million for the three and six months ended June 30, 2024, respectively. The PTC rate published by the Internal Revenue Service for electricity produced by a qualified facility using wind placed in service prior to 2022 is $0.03 for 2025 and was $0.029 for 2024.
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
In addition to the Energy Supply Agreement (ESA) described below, we are analyzing additional requests from potential new large retail customers and cannot predict the quantity or timing of the energy demand, if any, that may result.
Energy Supply Agreement
Subsequent to the end of the second quarter of 2025, we reached an agreement to serve a data center campus expected to be located in our service territory, requiring potential power demand of approximately 300 MW. The agreement is subject to ACC approval and other contractual contingencies. We also reached an agreement with respect to an accompanying construction project to design, engineer, procure, construct, install, and place into service transmission and switchyard facilities to provide retail electric service to the customer. The project construction agreement is subject to FERC approval. We cannot predict the timing or outcome of these requests for approval. The data center campus is projected to be operational as early as 2027, with a ramp schedule through 2029. We currently expect to serve this customer from our existing and planned generation resources.
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
The following discussion provides the significant items that affected our results of operations in the second quarter and first six months of 2025 compared with the same periods in 2024 presented on a pre-tax basis.

Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2025	2024	Percent	2025	2024	Percent
Operating Revenues
Retail	$315	$334	(5.7)%	$560	$616	(9.1)%
Wholesale, Short-Term (1)	20	27	(25.9)%	67	111	(39.6)%
Wholesale, Long-Term	11	12	(8.3)%	28	31	(9.7)%
Transmission	16	13	23.1%	30	26	15.4%
Springerville Units 3 and 4 Participant Billings	21	23	(8.7)%	41	59	(30.5)%
Other	24	21	14.3%	47	39	20.5%
Total Operating Revenues	$407	$430	(5.3)%	$773	$882	(12.4)%
(1)Includes revenue realized from wholesale trading as defined in the PPFAC plan of administration. We share 10% of any realized gains on trading transactions with retail customers through the PPFAC mechanism.
We reported Operating Revenues of $407 million in the second quarter of 2025 compared with $430 million in the same period for 2024. The decrease of $23 million, or 5%, was primarily due to:
•$19 million in lower retail revenue primarily due to lower PPFAC cost recoveries as a result of a decrease in the PPFAC rate; partially offset by an increase in the retail component of our transmission revenue requirement due to a higher rate base; and
•$7 million in lower short-term wholesale revenue primarily due to a decrease in volume; partially offset by an increase in price.
The decrease was partially offset by $3 million in higher transmission revenue due to an increase in our transmission revenue requirement due to a higher rate base.
We reported Operating Revenues of $773 million for the first six months of 2025 compared with $882 million in the same period for 2024. The decrease of $109 million, or 12%, was primarily due to:
•$56 million in lower retail revenue primarily due to lower PPFAC cost recoveries as a result of a decrease in the PPFAC rate;
•$44 million in lower short-term wholesale revenue primarily due to a decrease in volume and price, and a decrease in revenues from wholesale trading as defined in the PPFAC plan of administration due to unfavorable market conditions; and
•$18 million in lower Springerville Unit 4 participant billings primarily due to higher reimbursable planned outage costs in 2024.
The decrease was partially offset by:
•$8 million in higher other revenue primarily due to higher LFCR revenues; and
•$4 million in higher transmission revenue due to an increase in our transmission revenue requirement due to a higher rate base.

The following table provides key statistics impacting Operating Revenues:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(kWh in millions)	2025	2024	Percent	2025	2024	Percent
Electric Sales (kWh) (1)
Retail Sales	2,214	2,230	(0.7)%	3,973	4,025	(1.3)%
Wholesale, Long-Term	155	197	(21.3)%	447	514	(13.0)%
Wholesale, Short-Term	824	1,245	(33.8)%	1,714	2,778	(38.3)%
Total Electric Sales	3,193	3,672	(13.0)%	6,134	7,317	(16.2)%

Average Revenue (cents per kWh) (2)
Retail	14.24	14.96	(4.8)%	14.10	15.30	(7.8)%
Wholesale, Long-Term	6.92	6.17	12.2%	6.29	5.97	5.4%
Wholesale, Short-Term	2.39	2.11	13.3%	2.69	3.01	(10.6)%

Total Retail Customers (3)				455,743	450,126	1.2%
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
Operating Expenses
Fuel and Purchased Power Expense
We reported Fuel and Purchased Power expense of $117 million in the second quarter of 2025 compared with $145 million in the same period for 2024. The decrease of $28 million, or 19%, was primarily due to $38 million in lower PPFAC Recovery Treatment primarily due to a decrease in PPFAC cost recoveries and an increase in PPFAC eligible costs deferred as a regulatory asset for future recovery.
The decrease was partially offset by:
•$6 million in higher Fuel expenses primarily due to an increase in gas prices; partially offset by lower realized losses on natural gas swaps; and
•$4 million in higher Purchased Power expenses primarily due to an increase in volume and price.
We reported Fuel and Purchased Power expense of $232 million for the first six months of 2025 compared with $323 million for the same period for 2024. The decrease of $91 million, or 28%, was primarily due to:
•$72 million in lower PPFAC Recovery Treatment primarily due to a decrease in PPFAC cost recoveries and an increase in PPFAC eligible costs deferred as a regulatory asset for future recovery; and
•$19 million in lower Fuel expenses primarily due to lower realized losses on natural gas swaps and a decrease in Coal-Fired and Gas-Fired Generation volumes; partially offset by an increase in gas prices.

The following table provides key statistics impacting Fuel and Purchased Power:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(kWh in millions)	2025	2024	Percent	2025	2024	Percent
Sources of Energy
Coal-Fired Generation	586	643	(8.9)%	1,124	1,579	(28.8)%
Gas-Fired Generation	1,669	2,098	(20.4)%	3,210	3,990	(19.5)%
Utility-Owned Renewable Generation	200	216	(7.4)%	368	414	(11.1)%
Total Generation	2,455	2,957	(17.0)%	4,702	5,983	(21.4)%
Purchased Power	912	853	6.9%	1,712	1,574	8.8%
Total Generation and Purchased Power (1)	3,367	3,810	(11.6)%	6,414	7,557	(15.1)%

(cents per kWh)
Average Cost of Generated and Purchased Power
Coal (2)	4.42	3.53	25.2%	4.70	4.66	0.9%
Natural Gas (2)(3)	2.52	1.87	34.8%	2.81	2.23	26.0%
Purchased Power (4)	3.44	3.22	6.8%	3.61	3.41	5.9%
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
Operations and Maintenance Expense
We reported Operations and Maintenance expense of $111 million in the second quarter of 2025 compared with $106 million in the same period for 2024. The increase of $5 million, or 5%, was primarily due to higher operations and maintenance expenses at our generation facilities.
We reported Operations and Maintenance expense of $211 million for the first six months of 2025 compared with $224 million for the same period for 2024. The decrease of $13 million, or 6%, was primarily due to $18 million in lower reimbursable maintenance expense related to Springerville Unit 4 primarily due to higher planned outage costs in 2024.
The decrease was partially offset by:
•$2 million in higher employee benefits expenses; and
•$2 million in higher operations and maintenance expenses at our generation facilities.
Depreciation and Amortization Expense
We reported Depreciation and Amortization expense of $66 million in the second quarter of 2025 compared with $64 million in the same period for 2024. The increase of $2 million, or 3%, was primarily due to an increase in asset base.
We reported Depreciation and Amortization expense of $131 million for the first six months of 2025 compared with $127 million for the same period for 2024. The increase of $4 million, or 3%, was primarily due to an increase in asset base.

Other Income (Expense)
We reported Other Expense of $13 million in the second quarter of 2025 compared with $16 million in the same period for 2024. The decrease of $3 million, or 19%, was primarily due to:
•$8 million in higher AFUDC due to an increase in eligible construction expenditures; and
•$1 million increase in the value of investments used to support certain post-employment benefits as a result of favorable market conditions.
The decrease was partially offset by $7 million in higher interest expense due to the issuance of debt in August 2024 and February 2025.
We reported Other Expense of $28 million for the first six months of 2025 compared with $31 million in the same period for 2024. The decrease of $3 million, or 10%, was primarily due to:
•$15 million in higher AFUDC due to an increase in eligible construction expenditures; and
•$2 million increase in interest income due to higher cash balances in interest-bearing bank accounts in 2025.
The decrease was partially offset by $13 million in higher interest expense due to the issuance of debt in August 2024 and February 2025.

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
Available Liquidity

(in millions)	June 30, 2025
Cash and Cash Equivalents	$13
Amount Available under Revolving Credit Agreement (1)	216
Total Liquidity	$229
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

Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing, and financing activities:

	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2025	2024	Percent
Operating Activities	$220	$296	(25.7)%
Investing Activities	(468)	(296)	58.1%
Financing Activities	242	1	*
Net Increase (Decrease)	(6)	1	*
Beginning of Period	49	43	14.0%
End of Period	$43	$44	(2.3)%
* Not meaningful
Operating Activities
Net cash flows provided by operating activities decreased by $76 million in the first six months of 2025 compared with the same period in 2024 primarily due to lower PPFAC recoveries in 2025.
Investing Activities
Net cash flows used for investing activities increased by $172 million in the first six months of 2025 compared with the same period in 2024 primarily due to an increase in cash paid for capital expenditures.
Financing Activities
Net cash flows provided by financing activities increased by $241 million in the first six months of 2025 compared with the same period in 2024 primarily due to higher proceeds from debt issuance; partially offset by higher repayments of credit facility borrowings.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of June 30, 2025, we had no short-term investments.
Access to Credit
We have access to working capital through our credit agreement with lenders. Amounts borrowed from the 2021 Credit Agreement are used for working capital and other general corporate purposes. LOCs may be issued from time to time to support energy procurement, hedging transactions, and other business activities. As of June 30, 2025, there was $216 million available under the 2021 Credit Agreement, which reflects $15 million of outstanding borrowings and LOCs totaling $19 million issued with fees that accrue at a rate of 1.050% per annum. As of July 31, 2025, there was $181 million available under the 2021 Credit Agreement.
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
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of June 30, 2025, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- (negative) and A3 (stable), respectively.
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
Debt Covenants
Under certain agreements, should we fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of June 30, 2025, we were in compliance with these covenants.
We do not have any provisions in any of our debt agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contributions from Parent
We received no equity contributions from UNS Energy in the second quarter or first six months of 2025 or 2024.
Dividends Declared and Paid to Parent
We did not declare or pay dividends to UNS Energy in the second quarter or first six months of 2025 or 2024.
Master Trading Agreements
We conduct our wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, we may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits established for us based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of June 30, 2025, we had no cash posted as collateral to provide credit enhancement related to our wholesale marketing or risk management activities.
Capital Expenditures
Our routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. In the first six months of 2025, there were no material changes to our forecasted capital expenditures as reported in our 2024 Annual Report on Form 10-K. We are continuing to monitor government policy on foreign trade, including new or increased tariffs, and the potential impacts it may have on our capital projects. While there has been no material impact to date in 2025 on our operations or financial performance as a result of changes in government policy, new or increased tariffs and corresponding disruptions in the supply chain could significantly increase costs in future periods if we are unable to mitigate the impacts of such tariffs.
Income Tax Position
Tax Sharing Agreement
Under the terms of the tax sharing agreement with UNS Energy, we made $2 million and $5 million in tax sharing payments for the first six months of 2025, and 2024, respectively. Future tax sharing cash flows are subject to change and are not expected to have a significant impact on our operating cash flows.

Investment Tax Credits
Standalone battery storage systems that began construction before January 29, 2023 may qualify for a base federal tax credit equal to 30% of the eligible costs of the facility. We expect both Roadrunner Reserve I and II to qualify for the base federal tax credit and Roadrunner Reserve I to qualify for an additional 10% energy community bonus credit. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the ACC issued accounting order for Roadrunner Reserve I. The IRA provides an election to transfer (i.e., sell) some or all of certain tax credits generated by a qualifying facility to unrelated third parties in exchange for cash. Transfer elections must be made on a facility-by-facility and year-by-year basis. Any election to transfer tax credits must be made and cash must be received on or before the due date of the tax return for the year the facility is placed in service. Roadrunner Reserve I was placed in service on July 16, 2025, and Roadrunner Reserve II is expected to be placed in service in 2026.
One Big Beautiful Bill Act
On July 4, 2025, the OBBBA was signed into law enacting extensions of the expiring provisions of the 2017 Tax Cuts and Jobs Act and additional business tax provisions. The OBBBA also accelerates phase out of, and adds various restrictions to, PTCs and ITCs applicable to certain facilities per provisions generally enacted or extended as part of the Inflation Reduction Act of 2022. We do not expect the OBBBA to affect the federal tax credits for which Roadrunner Reserve I and Roadrunner Reserve II are eligible or our potential to transfer some or all of those credits for cash. We are assessing the impact the OBBBA may have on our financial position, results of operations, and cash flows.
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
In February 2025, in response to the EPA’s December 2024 final rule, TEP and SRP filed a joint Petition for Review with the U.S. Court of Appeals for the Ninth Circuit. TEP and SRP also concurrently filed a joint Petition for Administrative Reconsideration with the EPA. We requested the EPA reconsider the final rule and act to approve the ADEQ's Regional Haze SIP revision. On July 11, 2025, the Court entered an order continuing the previously ordered stay of the briefing and requiring each party to provide a status report by November 7, 2025. On July 14, 2025, TEP and SRP filed a supplement to the Petition for Administrative Reconsideration, providing further justification for the EPA to reconsider the final rule. On July 15, 2025, the EPA granted the request for reconsideration. We cannot predict the outcome of this matter.

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
Various legal challenges to the final rules are pending before the U.S. Court of Appeals for the District of Columbia Circuit. In April 2025, the Court granted the EPA's unopposed motion to hold the case in abeyance indefinitely (following a previous sixty-day stay), while the EPA conducts a rulemaking to reassess the rules. In June 2025, the EPA published a proposed rule containing two co-proposals to address the 2024 final rules. In the primary proposal, the EPA proposed to repeal the 2024 final rules in their entirety based on a determination that fossil-based electric generating units do not contribute significantly to GHG air pollution. In the alternative proposal, the EPA proposed to:
•repeal the best system of emission reductions determinations, presumptive standards of performance, and all related requirements in the emission guidelines for existing long-term and medium-term coal-fired steam EGUs;
•repeal the requirements for existing natural gas- and oil-fired steam EGUs; and
•repeal the phase 2 CCS-based requirements for new base load combustion turbine EGUs.
The public comment period closes on August 7, 2025. We are analyzing the EPA's proposed rule and cannot predict the outcome of the rulemaking or the legal challenges at this time.
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
We are analyzing the EPA's final rule for potential impacts to our operations. We anticipate CCRMUs will be identified at Springerville and Four Corners. The number, location, and size of these CCRMUs will be assessed in accordance with the compliance schedule outlined in the EPA's final rule; therefore, associated compliance costs cannot be accurately predicted at this time. SRP tentatively identified CCRMUs at Navajo. Our estimated cost to comply with the EPA's final rule at Navajo is not expected to have a significant impact on our financial position, results of operations, or cash flows. Legal challenges to the final rule are pending before the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of this matter.
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
In March 2025, the EPA filed a motion in the U.S. Court of Appeals for the District of Columbia Circuit indicating it plans to reconsider the Good Neighbor Rule. We cannot predict the outcome of this matter.

CRITICAL ACCOUNTING ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements and related notes. Management believes that there have been no significant changes during the six months ended June 30, 2025, to the items that we disclosed as our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of June 30, 2025. There was no change in TEP’s internal control over financial reporting during the quarter ended June 30, 2025, that materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
*31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Susan M. Gray.

*31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by J. Caleb Adcock.

**32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from TEP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	July 31, 2025	/s/ J. Caleb Adcock
J. Caleb Adcock
Chief Financial Officer and Vice President
(Principal Financial Officer and Principal Accounting Officer)