Form 10-Q
period 2025-09-30
TUCSON ELECTRIC POWER CO
filed 2025-11-04
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of November 3, 2025.

DEFINITIONS
The abbreviations and acronyms used in this Quarterly Report on Form 10-Q are defined below:
INDUSTRY ACRONYMS AND CERTAIN DEFINITIONS

2020 IRP	TEP's 2020 Integrated Resource Plan which outlines TEP's plan to reduce its carbon emissions by 80% (compared to 2005) by 2035
2021 Credit Agreement	The unsecured 2021 Credit Agreement, as amended in June 2023 and extended in October 2025, provides for $250 million of revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively, and a maturity date of October 2028
2023 IRP	TEP's 2023 Integrated Resource Plan which outlines TEP's aspirational goal to reach net zero direct greenhouse gas emissions by 2050
2023 Rate Order	Order issued by the ACC resulting in a new rate structure for TEP, effective on September 1, 2023
2025 Rate Case	TEP's June 2025 general rate case filed with the ACC based on a test year ended December 31, 2024
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
ADJ	SOFR Rate Spread Adjustment
AFUDC	Allowance for Funds Used During Construction
ARAM	Annual Rate Adjustment Mechanism
ASC	Accounting Standards Codification
BESS	Battery Energy Storage System
CCR	Coal Combustion Residuals
CEM	Customer Energy Management
Customer Rates	Rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment
DG	Distributed Generation
DSM	Demand Side Management
ECA	Environmental Compliance Adjustor
EE Standards	Energy Efficiency Standards
EPA	Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
IRA	Inflation Reduction Act of 2022, signed into law on August 16, 2022
ITC	Investment Tax Credit
LFCR	Lost Fixed Cost Recovery
LIRA	Limited Income Rate Adjustment
LOC	Letter(s) of Credit
Markets+	Southwest Power Pool Markets+
OBBBA	One Big Beautiful Bill Act, signed into law on July 4, 2025
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
PTC	Production Tax Credit
RES	Renewable Energy Standard
Roadrunner Reserve I Accounting Order	The April 2025 accounting order issued by the ACC allowing TEP to defer for future recovery certain incurred costs associated with owning, operating, and maintaining Roadrunner Reserve I
SIP	State Implementation Plan
SOFR	Secured Overnight Financing Rate
SRB	System Resource Benefit
TEAM	Tax Expense Adjustor Mechanism
ENTITIES AND GENERATING STATIONS

Fortis	Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada, whose principal executive offices are located at Fortis Place, Suite 1100, 5 Springdale Street, St. John's, NL A1E 0E4
Four Corners	Four Corners Power Plant
Navajo	Navajo Generating Station
Oso Grande	A 250 MW nominal capacity wind-powered electric generation facility, located in southeastern New Mexico
Roadrunner Reserve I	A standalone battery energy storage system facility with a nominal capacity rating of 200 MW and storage capacity of 800 MWh, located in southeast Tucson
Roadrunner Reserve II	A standalone battery energy storage system facility with a nominal capacity rating of 200 MW and storage capacity of 800 MWh, located in southeast Tucson, expected to be placed in service in 2026
San Juan	San Juan Generating Station
Springerville	Springerville Generating Station
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701
UNS Energy Affiliates	Affiliated subsidiaries of UNS Energy Corporation including UniSource Energy Services, Inc., UNS Electric, Inc., UNS Gas, Inc., and Millennium Energy Holdings, Inc.
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation

UNITS OF MEASURE

BBtu	Billion British thermal unit(s)
GWh	Gigawatt-hour(s)
kWh	Kilowatt-hour(s)
MW	Megawatt(s)
MWh	Megawatt-hour(s)

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
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed herein. We express our estimates, expectations, beliefs, aspirations, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, aspirations, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2024 Annual Report on Form 10-K; Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q; and other parts of this report. These factors include: voter initiatives and federal, state, and local regulatory and legislative decisions and actions, including changes in tax, tariff, and energy policies, as they may be affected by the policies and priorities of governmental officials at the federal, state, and local levels; any change in the structure of utility service in Arizona resulting from the ACC or state legislature's examination of the state's energy policies or the City of Tucson's study of municipalization; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; unfavorable rulings, penalties, or findings by the FERC; regional economic and market conditions that could affect customer growth and electricity usage; potential changes in the benefits of participation in the Western Energy Imbalance Market and Markets+; changes in electricity consumption by retail customers; risks related to climate change, including shifts in weather seasonality, extreme weather events, and their increasing frequency and severity, and wildfires, affecting electricity usage of our customers, operational performance, and operating and capital costs to ensure system reliability; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the demand plus reserve margin requirements; our ability to implement successfully our business strategies and meet the growing demand for electricity, particularly in view of potential for new large customer requirements; the cost of debt and equity capital and access to capital markets and bank markets during extended periods of volatility, which may affect our ability to raise additional capital and to use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and changes in interest rates, which affect the value of our pension and other postretirement benefit plan assets and related contribution requirements and expenses; our ability to manage timelines and budgets and to access necessary materials and labor, in each case, related to capital projects, including EPC agreements to develop standalone BESS, and/or to obtain the anticipated performance or other benefits of such capital projects; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense, including increases due to inflationary pressures, tariffs, international trade policy, heightened geopolitical instability, and/or global supply chain challenges; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting estimates; the ongoing impact of mandated energy efficiency and DG initiatives; our ability to meet our goal related to reducing carbon emissions by 2050 due to load growth required by potential new large customers, and the potential impact on our financial condition; our ability to exit all ownership interests in coal-fired generation by 2032; changes to long-term contracts; the cost of fuel and power supplies; fluctuations or increases in commodity prices; the ability to obtain coal or natural gas from our suppliers; the timing and cost of generation facility decommissioning and mine reclamation activities; cyber-attacks, data breaches, or other cyberspace attacks to our information security and our operations and technology infrastructure, including attacks that may arise from heightened geopolitical instability; physical attacks to our electric generation, transmission, and distribution assets; the performance of generation facilities, including renewable generation resources; the extent of the impact of a global health or other crisis on our business and operations, and any economic and/or societal disruptions resulting therefrom and from the government actions taken in response thereto; the implementation of our 2023 IRP; and our ability to obtain ACC approval of a formula rate plan with acceptable terms in response to our 2025 Rate Case.

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues	$544,515	$551,632	$1,317,495	$1,433,934

Operating Expenses
Fuel	103,862	92,063	250,153	257,165
Purchased Power	42,092	50,703	103,904	104,373
Transmission and Other PPFAC Recoverable Costs	19,231	18,904	43,730	52,371
Increase (Decrease) to Reflect PPFAC Recovery Treatment	(3,257)	26,114	(3,837)	97,349
Total Fuel and Purchased Power	161,928	187,784	393,950	511,258
Operations and Maintenance	115,526	105,877	326,712	330,143
Depreciation	59,183	56,942	175,021	168,913
Amortization	7,793	7,346	23,195	22,855
Taxes Other Than Income Taxes	18,414	17,384	55,471	53,629
Total Operating Expenses	362,844	375,333	974,349	1,086,798

Operating Income	181,671	176,299	343,146	347,136

Other Income (Expense)
Interest Expense	(29,652)	(27,189)	(91,013)	(75,442)
Allowance For Borrowed Funds	4,219	2,221	13,117	5,974
Allowance For Equity Funds	9,417	6,276	30,368	16,935
Unrealized Gains (Losses) on Investments	1,367	1,867	3,075	2,857
Interest Income	1,062	3,544	4,722	5,615
Other, Net	(1,187)	(1,425)	(2,811)	(1,780)
Total Other Income (Expense)	(14,774)	(14,706)	(42,542)	(45,841)

Income Before Income Tax Expense	166,897	161,593	300,604	301,295
Income Tax Expense	22,510	21,100	40,124	39,187
Net Income	$144,387	$140,493	$260,480	$262,108
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net Income	$260,480	$262,108
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	175,021	168,913
Amortization Expense	23,195	22,855
Amortization of Debt Issuance Costs	2,379	2,338
Use of Renewable Energy Credits for Compliance	37,257	35,976
Deferred Income Taxes	36,300	28,638
Pension and Other Postretirement Benefits Expense	13,532	13,529
Pension and Other Postretirement Benefits Funding	(13,967)	(17,815)
Allowance for Equity Funds Used During Construction	(30,368)	(16,935)
Changes in Current Assets and Current Liabilities:
Accounts Receivable	(62,317)	(58,522)
Materials, Supplies, and Fuel Inventory	(20,411)	(22,790)
Regulatory Assets	(14,907)	47,446
Other Current Assets	(3,473)	(8,243)
Accounts Payable and Accrued Charges	40,138	29,976
Income Taxes Receivable/Payable	1,128	1,932
Regulatory Liabilities	13,350	53,448
Other, Net	(3,604)	(12,283)
Net Cash Flows—Operating Activities	453,733	530,571
Cash Flows from Investing Activities
Capital Expenditures	(691,277)	(459,635)
Purchase Intangibles, Renewable Energy Credits	(44,304)	(46,291)
Contributions in Aid of Construction	7,684	1,314
Net Cash Flows—Investing Activities	(727,897)	(504,612)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	100,000	25,000
Repayments of Borrowings, Revolving Credit Facility	(100,000)	(25,000)
Proceeds from Issuance, Long-Term Debt—Net of Discount	299,322	399,376
Dividend Paid to Parent	—	(85,000)
Payment of Debt Issuance Costs	(3,641)	(3,221)
Other, Net	(805)	1,369
Net Cash Flows—Financing Activities	294,876	312,524
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	20,712	338,483
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	49,461	42,595
Cash, Cash Equivalents, and Restricted Cash, End of Period	$70,173	$381,078
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	September 30, 2025	December 31, 2024
ASSETS
Utility Plant
Plant in Service	$8,921,091	$8,349,638
Construction Work in Progress	863,133	850,443
Total Utility Plant	9,784,224	9,200,081
Accumulated Depreciation and Amortization	(2,804,625)	(2,713,492)
Total Utility Plant, Net	6,979,599	6,486,589

Investments and Other Property	72,477	75,662

Current Assets
Cash and Cash Equivalents	42,925	14,063
Accounts Receivable (Net of Allowance for Credit Losses of $12,884 and $12,561 as of September 30, 2025 and December 31, 2024, respectively)	258,951	196,194
Fuel Inventory	61,207	55,267
Materials and Supplies	207,801	196,515
Regulatory Assets	117,908	97,720
Derivative Instruments	11,928	9,732
Other	34,368	31,597
Total Current Assets	735,088	601,088

Regulatory Assets	173,349	177,963
Derivative Instruments	27,139	27,664
Other Noncurrent Assets	155,503	152,557

Total Assets	$8,143,155	$7,521,523
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	September 30, 2025	December 31, 2024
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of September 30, 2025 and December 31, 2024)	$1,746,539	$1,746,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	1,627,393	1,366,913
Accumulated Other Comprehensive Loss	(3,854)	(4,015)
Total Common Stock Equity	3,363,721	3,103,080
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of September 30, 2025 and December 31, 2024)	—	—
Long-Term Debt, Net	2,792,097	2,494,600
Total Capitalization	6,155,818	5,597,680
Current Liabilities
Borrowings Under Credit Agreement	70,000	70,000
Accounts Payable	134,614	151,278
Accrued Taxes Other than Income Taxes	84,481	57,847
Accrued Employee Expenses	41,776	37,921
Accrued Interest	40,081	22,260
Regulatory Liabilities	156,321	142,844
Customer Deposits	16,737	16,255
Derivative Instruments	31,918	25,710
Other	32,421	31,665
Total Current Liabilities	608,349	555,780

Deferred Income Taxes, Net	643,005	700,189
Regulatory Liabilities	432,499	362,859
Pension and Other Postretirement Benefits	64,034	68,816
Derivative Instruments	1,173	6,099
Asset Retirement Obligations	172,560	159,056
Other Noncurrent Liabilities	65,717	71,044
Total Liabilities	1,987,337	1,923,843

Commitments and Contingencies

Total Capitalization and Liabilities	$8,143,155	$7,521,523
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Three Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of June 30, 2024	$1,696,539	$(6,357)	$1,284,536	$(3,737)	$2,970,981
Net Income			140,493		140,493
Other Comprehensive Income (Loss), Net of Tax				99	99
Dividend Declared to Parent			(85,000)		(85,000)
Balances as of September 30, 2024	$1,696,539	$(6,357)	$1,340,029	$(3,638)	$3,026,573

Balances as of June 30, 2025	$1,746,539	$(6,357)	$1,483,006	$(3,908)	$3,219,280
Net Income			144,387		144,387
Other Comprehensive Income (Loss), Net of Tax				54	54
Balances as of September 30, 2025	$1,746,539	$(6,357)	$1,627,393	$(3,854)	$3,363,721

	Nine Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2023	$1,696,539	$(6,357)	$1,162,921	$(3,829)	$2,849,274
Net Income			262,108		262,108
Other Comprehensive Income (Loss), Net of Tax				191	191
Dividend Declared to Parent			(85,000)		(85,000)
Balances as of September 30, 2024	$1,696,539	$(6,357)	$1,340,029	$(3,638)	$3,026,573

Balances as of December 31, 2024	$1,746,539	$(6,357)	$1,366,913	$(4,015)	$3,103,080
Net Income			260,480		260,480
Other Comprehensive Income (Loss), Net of Tax				161	161
Balances as of September 30, 2025	$1,746,539	$(6,357)	$1,627,393	$(3,854)	$3,363,721
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
The Condensed Consolidated Financial Statements are unaudited, but, in management's opinion, include all normal, recurring adjustments necessary for a fair statement of the results for the interim periods presented. Because weather and other factors cause seasonal fluctuations in sales, TEP's quarterly operating results are not indicative of annual operating results. Certain amounts from prior periods have been reclassified to conform to the current period presentation. TEP has reclassified Interest Income from Other, Net and Asset Retirement Obligations from Other Noncurrent Liabilities in the prior period to a separately disclosed line on the Condensed Consolidated Statements of Income and the Condensed Consolidated Balance Sheets, respectively, to conform with the current period presentation. Additionally, TEP has reclassified Change in Long-Term Regulatory Assets and Liabilities from a separately disclosed line into Other, Net on the Condensed Consolidated Statements of Cash Flows to conform with the current period presentation. The reclassifications had no impact on TEP’s results of operation, financial position, or cash flows.
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
As of September 30, 2025, the carrying amounts of assets and liabilities in the balance sheet that relate to variable interests under long-term renewable PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as the Company would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.

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

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash and Cash Equivalents	$43	$354
Restricted Cash included in:
Investments and Other Property	20	18
Current Assets—Other	7	9
Cash, Cash Equivalents, and Restricted Cash, End of Period	$70	$381
Restricted cash primarily represents cash contractually required to be set aside to pay TEP's share of final mine reclamation and decommissioning costs at San Juan.
INCOME TAXES
Production Tax Credits
TEP realized PTC benefits associated with Oso Grande of $9 million and $17 million in Income Tax Expense on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025, respectively, and $10 million and $20 million for the three and nine months ended September 30, 2024, respectively.
Investment Tax Credits
TEP has elected to apply ASC 740, Income Taxes, to nonrefundable, transferable ITCs. In connection with ITCs generated by the Roadrunner Reserve I project, TEP recorded a $93 million deferred tax asset in Deferred Income Taxes, Net on the Condensed Consolidated Balance Sheets as of September 30, 2025, along with a corresponding regulatory liability in Regulatory Liabilities on the Condensed Consolidated Balance Sheets to reflect the anticipated return of benefits to customers. As of September 30, 2025, TEP recorded a $7 million valuation allowance against the deferred tax asset recognized for transferable ITCs, reflecting the expected discount in proceeds from a third-party sale.
The ACC approved TEP's request to defer recognition of ITC-related amounts that would otherwise be included in Income Tax Expense. See Note 2 for additional information regarding the ACC-issued accounting order for Roadrunner Reserve I. On the effective date of new rates, TEP expects to amortize the deferred ITC as a reduction to Income Tax Expense over five years.
One Big Beautiful Bill Act
In July 2025, the OBBBA was signed into law enacting extensions of the expiring provisions of the 2017 Tax Cuts and Jobs Act and additional business tax provisions. The OBBBA also accelerates phase out of, and adds various restrictions to, PTCs and ITCs applicable to certain facilities per provisions generally enacted or extended as part of the IRA. The OBBBA did not have a material impact on TEP’s financial position, results of operations, or cash flows.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NEW ACCOUNTING STANDARDS ISSUED AND NOT YET ADOPTED
Standards Recently Issued by the FASB
The following new authoritative accounting guidance issued by the FASB has not yet been adopted and is not reflected in TEP’s financial statements. TEP is assessing the impact such guidance may have on TEP’s financial position, results of operations, cash flows, and disclosures.
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued accounting guidance that updates the recognition criteria for internal-use software. The update removes references to software development project stages and requires capitalization of software costs once: (i) management has authorized and committed to funding the project; and (ii) it is probable the project will be completed and the software will perform its intended function. Evaluating the probability that the project will be completed includes an assessment of whether significant development uncertainty exists. The amendment requires entities to apply the disclosure requirements applicable to property, plant and equipment to all capitalized internal-use software costs, irrespective of financial statement presentation. The amendments are effective for annual and interim reporting periods beginning after January 1, 2028. The guidance may be applied prospectively, retrospectively, or using a modified transition approach. Early adoption is permitted.
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued accounting guidance amending ASC 326-20 to introduce a practical expedient for estimating expected credit losses on current accounts receivable arising from revenue transactions under ASC 606. Under the amendments, entities may assume that current conditions as of the balance sheet date remain unchanged over the remaining life of the receivable. This simplifies the estimation process by removing the need to forecast future changes in conditions for short-term assets. The amendments are effective for annual and interim reporting periods beginning after January 1, 2026. The guidance must be applied on a prospective basis, with early adoption permitted.
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
SEC Climate-Related Disclosures
The following final SEC rules regarding climate-related disclosures are pending further action by the SEC.
In March 2024, the SEC issued final rules that require disclosure of climate related risks and greenhouse gas emissions. In April 2024, the SEC issued an order staying the final rules pending judicial review of consolidated challenges to the rules by the Court of Appeals for the Eighth Circuit (Eighth Circuit). In March 2025, the SEC voted to end its defense of the rules and sent a letter to the Court stating that the SEC withdraws its defense. In April 2025, the Eighth Circuit ordered the litigation to be suspended and directed the SEC to indicate within 90 days whether the SEC will reconsider or review the climate disclosure rules. In July 2025, the SEC filed a response with the Eighth Circuit, indicating that the SEC does not intend to review or reconsider the climate disclosure rules at this time and requesting the court to lift the suspension on the litigation and issue a ruling. In September 2025, the Eighth Circuit paused its consideration of legal challenges against the rules, pending further action by the SEC. TEP awaits the SEC's decision whether it will defend, amend, or withdraw the rules, the timing of which TEP cannot currently predict.

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
Purchased Power and Fuel Adjustment Clause
TEP's PPFAC rate is adjusted annually on April 1st and goes into effect for the subsequent 12-month period unless the schedule is modified by the ACC. The PPFAC rate includes: (i) a forward component which is calculated by taking the difference between forecasted fuel and purchased power costs and the amount of those costs established in Customer Rates; and (ii) a true-up component that allows for reconciliation of differences between actual costs and those recovered in the preceding period.
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Beginning of Period	$(49)	$(31)	$(49)	$55
Deferred Fuel and Purchased Power Costs (1)	110	95	243	202
PPFAC and Base Power Recoveries	(106)	(120)	(239)	(313)
End of Period	$(45)	$(56)	$(45)	$(56)
(1)Includes costs eligible for recovery through the PPFAC and base power rates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded on the Condensed Consolidated Balance Sheets are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	September 30, 2025	December 31, 2024
Regulatory Assets
Pension and Other Postretirement Benefits (Note 9)	Various	$99	$103
Early Generation Retirement Costs	Various	39	46
Property Tax Deferrals (1)	1	32	32
Lost Fixed Cost Recovery	1	30	31
Transmission Revenue Requirement Balancing Account	1	27	11
Derivatives (Note 10)	4	24	19
Roadrunner Reserve I Accounting Order (2)	Various	8	—
Final Mine Reclamation (3)	14	7	9
Income Taxes Recoverable through Future Rates (4)	Various	4	5
Other Regulatory Assets	Various	21	20
Total Regulatory Assets		291	276
Less Current Portion	1	118	98
Total Noncurrent Regulatory Assets		$173	$178

Regulatory Liabilities
Income Taxes Payable through Future Rates (4)	Various	$216	$209
Renewable Energy Standard	Various	99	88
Deferred Investment Tax Credits (5)	Various	89	4
Net Cost of Removal (6)	Various	83	110
Over-Recovered Fuel and Purchased Energy Costs	1	45	49
Derivatives (Note 10)	4	26	22
Pension and Other Postretirement Benefits (Note 9)	Various	18	19
Demand Side Management	1	11	5
Other Regulatory Liabilities	Various	1	—
Total Regulatory Liabilities		588	506
Less Current Portion	1	156	143
Total Noncurrent Regulatory Liabilities		$432	$363
(1)Recorded as a regulatory asset based on historical ratemaking treatment allowing regulated utilities recovery of property taxes on a pay-as-you-go or cash basis. TEP records a liability to reflect the accrual for financial reporting purposes and an offsetting regulatory asset to reflect recovery for regulatory purposes.
(2)In April 2025, the ACC issued an accounting order allowing TEP to defer for future recovery in the 2025 Rate Case certain incurred costs associated with owning, operating, and maintaining Roadrunner Reserve I, including depreciation and amortization, property taxes, operations and maintenance expense, interest expense, and ITC transaction costs. These costs will be partially offset by benefits associated with ITCs.
(3)Represents costs associated with TEP’s jointly-owned facilities at San Juan and Four Corners. TEP recognizes these costs at future value and is permitted to fully recover these costs on a pay-as-you-go basis through the PPFAC mechanism. Final mine reclamation costs are expected to be funded by TEP through 2040. San Juan Unit 1 was retired in 2022.
(4)Amortized over 10 years or the lives of the assets.
(5)As federal ITCs are deferred, TEP records a regulatory liability to be refunded to customers. On the effective date of new rates, TEP expects to begin amortizing the portion of the deferred ITCs related to Roadrunner Reserve I over five years.
(6)Represents an estimate of the future cost of retirement, net of salvage value. These are amounts collected through revenue for transmission, distribution, generation, and general plant which are not yet expended.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory assets are either being collected or are expected to be collected through Customer Rates. With the exception of Early Generation Retirement Costs, Income Taxes Recoverable through Future Rates, and Transmission Revenue Requirement Balancing Account, TEP does not earn a return on regulatory assets. TEP pays a return on the majority of its regulatory liability balances.
Roadrunner Reserve I
In July 2025, Roadrunner Reserve I was placed in service. As of September 30, 2025, there was $346 million in costs related to Roadrunner Reserve I in Plant in Service on the Condensed Consolidated Balance Sheet.

NOTE 3. REPORTABLE SEGMENTS
TEP's principal business operations include generating, transmitting, and distributing electricity to its retail customers. In addition to retail sales, TEP sells electricity, transmission, and ancillary services to other utilities, municipalities, and energy marketing companies on a wholesale basis. TEP has one operating segment, its regulated utility operations. TEP’s chief operating decision maker (CODM) is Susan M. Gray who holds the position of President and Chief Executive Officer of TEP and its parent company, UNS Energy. The CODM uses net income to assess performance and decide how to allocate resources for UNS Energy overall (including employees and financial or capital resources) predominantly in the annual budget and forecasting process. Net income is reported on the Condensed Consolidated Statements of Income. Operations and Maintenance expense includes expenses reimbursed by third-parties and expenses related to customer-funded RES and DSM programs. Operations and Maintenance expense excluding these reimbursable and customer funded expenses totaled $91 million, and $261 million for the three and nine months ended September 30, 2025, respectively, and $83 million and $248 million for the three and nine months ended September 30, 2024, respectively. Total assets, the measure of segment assets, is reported on the Condensed Consolidated Balance Sheets. Capital expenditures are reported on the Condensed Consolidated Statements of Cash Flows.

NOTE 4. REVENUE
DISAGGREGATION OF REVENUES
TEP earns most of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Retail	$434	$436	$994	$1,052
Wholesale	61	72	166	212
Other Services	26	24	75	90
Revenues from Contracts with Customers	521	532	1,235	1,354
Alternative Revenues	14	11	38	30
Other	10	9	44	50
Total Operating Revenues	$545	$552	$1,317	$1,434

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable, Net on the Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2025	December 31, 2024
Retail	$150	$112
Retail, Unbilled	64	43
Retail, Allowance for Credit Losses	(13)	(13)
Wholesale (1)	33	24
Due from Affiliates (Note 6)	8	10
Other	17	20
Accounts Receivable, Net	$259	$196
(1)Includes $13 million and $8 million as of September 30, 2025, and December 31, 2024, respectively, of receivables related to revenue from derivative instruments.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Beginning of Period	$(11)	$(12)	$(13)	$(12)
Credit Loss Expense	(3)	(2)	(5)	(5)
Write-offs	1	1	5	4
End of Period	$(13)	$(13)	$(13)	$(13)

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
The following table presents the components of related party balances included in Accounts Receivable, Net and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2025	December 31, 2024
Receivables from Related Parties
UNS Electric	$6	$7
UNS Gas	2	2
UNS Energy	—	1
Total Due from Related Parties	$8	$10

Payables to Related Parties
UNS Electric	$2	$1
UNS Energy	1	1
Total Due to Related Parties	$3	$2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the components of related party transactions included on the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Goods and Services Provided by TEP to Affiliates
Common Costs, UNS Energy Affiliates (1)	$7	$6	$19	$18
Transmission Revenues, UNS Electric (2)	2	2	6	6
Wholesale Revenues, UNS Electric (2)	1	16	2	19
Control Area Services, UNS Electric (3)	1	1	2	2

Goods and Services Provided by Affiliates to TEP
Corporate Services, UNS Energy (4)	$1	$2	$7	$7
Purchased Power, UNS Electric (2)	1	—	2	—
Corporate Services, UNS Energy Affiliates (5)	—	—	1	1
Capacity Charges, UNS Gas (6)	—	—	1	1
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
(3)TEP charges UNS Electric for control area services under a FERC-filed Control Area Services Agreement.
(4)Corporate Services, UNS Energy includes legal and audit, and Fortis' management fees. Costs for corporate services provided by UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 84% of UNS Energy's allocated costs. TEP's share of Fortis' management fees was $1 million and $6 million for the three and nine months ended September 30, 2025, respectively, and $2 million and $6 million for the three and nine months ended September 30, 2024, respectively.
(5)Costs for corporate services (e.g., finance, accounting, tax, legal, and information technology) and other labor services for UNS Energy Affiliates are directly assigned to the benefiting entity at a fully burdened cost when possible.
(6)UNS Gas charges TEP for natural gas capacity used to supply Gila River Generating Station.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CREDIT AGREEMENT
2021 Credit Agreement
In October 2025, the maturity date of TEP's 2021 Credit Agreement was extended one year to October 2028 as permitted by the agreement. The terms of the 2021 Credit Agreement are as follows:

		Sub-Limit Swingline (1)	Sub-Limit LOC			Weighted Average Interest Rate (3)
	Capacity			Borrowed (2)	Available		Pricing (4)
($ in millions)	September 30, 2025
Agreement	$250	$15	$50	$91	$159	5.31%	SOFR+ADJ 0.10%+1.050% or ABR+0.050%
(1)ABR pricing would apply to swingline loans.
(2)The borrowed amount includes LOCs totaling $21 million at a rate of 1.050% per annum issued in October and November 2024 to support interconnection requests, and in May 2025 to support TEP's participation in Markets+. Upon TEP's request, LOCs totaling $6 million issued in October 2024 were cancelled in October 2025. The remaining LOCs expire at various dates between May 2026 and November 2026.
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
As of November 3, 2025, there was $165 million available under the 2021 Credit Agreement.

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
TEP is liable for a portion of final mine reclamation costs for the mines at Four Corners and San Juan. TEP’s liability balance related to its share of final mine reclamation costs at Four Corners totaled $3 million as of September 30, 2025, and December 31, 2024, and was recorded in Current Liabilities—Other and Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. TEP's coal supply agreement with Four Corners expires in 2031.
TEP ceased operations at San Juan upon expiration of the coal supply agreement in 2022. TEP’s remaining final mine reclamation liability at San Juan was $25 million and $31 million as of September 30, 2025, and December 31, 2024, respectively, and was recorded in Current Liabilities—Other and Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. TEP established a trust to fund its share of estimated final mine reclamation costs at San Juan, which will remain in effect through the completion of final mine reclamation activities currently projected to be 2040. See Note 1 for additional information on restricted cash relating to TEP's share of final mine reclamation and decommissioning costs at San Juan.
Performance Guarantees
TEP has joint generation participation agreements with participants at Four Corners and Luna Generating Station (Luna), which expire in 2041 and 2046, respectively. The participants at Four Corners and Luna, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. There is no maximum potential amount of future payments TEP could be required to make under the Luna guarantee. The maximum potential amount of future payments on the non-defaulting parties is $250 million at Four Corners. As of September 30, 2025, there have been no such payment defaults under either of the participation agreements.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. EMPLOYEE BENEFIT PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
(in millions)	2025	2024	2025	2024
Service Cost	$4	$4	$1	$1
Non-Service Cost (1)
Interest Cost	7	6	1	1
Expected Return on Plan Assets	(8)	(8)	(1)	(1)
Amortization of Net Loss	1	1	—	—
Net Periodic Benefit Cost	$4	$3	$1	$1

	Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Service Cost	$11	$11	$3	$3
Non-Service Cost (1)
Interest Cost	19	18	3	3
Expected Return on Plan Assets	(23)	(24)	(2)	(2)
Amortization of Net Loss	4	4	(1)	—
Net Periodic Benefit Cost	$11	$9	$3	$4
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	September 30, 2025
Assets
Restricted Cash (1)	$27	$—	$27
Energy Derivative Contracts, Regulatory Recovery (2)	—	35	35
Energy Derivative Contracts, No Regulatory Recovery (2)	—	4	4
Total Assets	27	39	66
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(33)	(33)
Total Liabilities	—	(33)	(33)
Total Assets (Liabilities), Net	$27	$6	$33

(in millions)	December 31, 2024
Assets
Restricted Cash (1)	$35	$—	$35
Energy Derivative Contracts, Regulatory Recovery (2)	—	33	33
Energy Derivative Contracts, No Regulatory Recovery (2)	—	4	4
Total Assets	35	37	72
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(31)	(31)
Energy Derivative Contracts, No Regulatory Recovery (2)	—	(1)	(1)
Total Liabilities	—	(32)	(32)
Total Assets (Liabilities), Net	$35	$5	$40
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
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis in the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	September 30, 2025
Derivative Assets
Energy Derivative Contracts	$39	$20	$—	$19
Derivative Liabilities
Energy Derivative Contracts	(33)	(20)	—	(13)

(in millions)	December 31, 2024
Derivative Assets
Energy Derivative Contracts	$37	$17	$—	$20
Derivative Liabilities
Energy Derivative Contracts	(32)	(17)	—	(15)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Unrealized Net Gain (Loss)	$(21)	$8	$(1)	$—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Operating Revenues	$2	$3	$23	$30
Derivative Volumes
As of September 30, 2025, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	September 30, 2025	December 31, 2024
Power Contracts GWh	2,755	1,634
Gas Contracts BBtu	78,736	86,070

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
The fair value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $29 million as of September 30, 2025, compared with $30 million as of December 31, 2024. TEP had no cash posted as collateral to provide credit enhancement as of September 30, 2025, and December 31, 2024. TEP would have been required to post $29 million and $30 million of collateral if the credit risk contingent features had been triggered on September 30, 2025, and December 31, 2024, respectively. TEP had $18 million and $15 million in outstanding net payable balances for settled positions as of September 30, 2025, and December 31, 2024, respectively.
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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Net Carrying Value		Fair Value
(in millions)		September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,792	$2,495	$2,529	$2,153

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION
CASH TRANSACTIONS

	Nine Months Ended September 30,
(in millions)	2025	2024
Interest Paid, Net of Amounts Capitalized	$59	$51
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that resulted in recognition of assets and liabilities but did not result in cash receipts or payments were as follows:

	Nine Months Ended September 30,
(in millions)	2025	2024
Accrued Capital Expenditures (1)	$42	$93
Asset Retirement Obligations Increase (Decrease)	5	(2)
Renewable Energy Credits	4	4
Net Cost of Removal Increase (Decrease) (2)	(16)	(5)
(1)In 2025, primarily represents accrued capital expenditures related to Roadrunner Reserve II. In 2024, primarily represents accrued capital expenditures related to Roadrunner Reserve I.
(2)Represents the change in accrual for future cost of retirement net of salvage values that does not impact earnings.

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
Performance - The third quarter of 2025 compared with the third quarter of 2024
We reported net income of $144 million in the third quarter of 2025 compared with net income of $140 million in the third quarter of 2024. The increase of $4 million, or 3%, was primarily due to (net of tax):
•$13 million in higher margin from retail revenue primarily due to an increase in the retail component of our transmission revenue requirement due to a higher rate base and higher LFCR revenues; and
•$5 million in higher AFUDC due to an increase in eligible construction expenditures.

The increase was partially offset by:
•$6 million in higher base operations and maintenance expenses primarily due to higher employee wages and benefits expenses and an increase in outside services expenses;
•$2 million in higher depreciation expense primarily due to an increase in asset base;
•$2 million in lower interest income due to lower cash balances in interest-bearing bank accounts in 2025; and
•$2 million in higher interest expense primarily due to the issuance of debt in August 2024 and February 2025.
Performance - The first nine months of 2025 compared with the first nine months of 2024
We reported net income of $260 million in the first nine months of 2025 compared with net income of $262 million in the first nine months of 2024. The decrease of $2 million, or 1%, was primarily due to (net of tax):
•$13 million in higher interest expense primarily due to the issuance of debt in August 2024 and February 2025;
•$11 million in higher base operations and maintenance expenses primarily due to higher employee benefits and wages expenses, higher operations and maintenance expenses at our generation facilities, and an increase in outside services expenses;
•$8 million in lower margin from wholesale transactions primarily due to unfavorable market conditions resulting in a decrease in revenues from wholesale trading as defined in the PPFAC plan of administration; and
•$5 million in higher depreciation expense primarily due to an increase in asset base.
The decrease was partially offset by:
•$18 million in higher AFUDC due to an increase in eligible construction expenditures; and
•$18 million in higher margin from retail revenue primarily due to an increase in the retail component of our transmission revenue requirement due to a higher rate base and higher LFCR revenues.

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
Roadrunner Reserve I Accounting Order
In April 2025, the ACC issued an accounting order allowing us to defer for future recovery in the 2025 Rate Case certain incurred costs associated with owning, operating, and maintaining Roadrunner Reserve I, including depreciation and amortization, property taxes, operations and maintenance expense, interest expense, and ITC transaction costs. These costs will be partially offset by benefits associated with ITCs.
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
Renewable Energy and Electric Energy Efficiency Standards Repeal
In January 2024, the ACC opened dockets to review the RES and EE Standards. Under the current RES rules, Arizona regulated electric utilities are required to gradually increase their use of renewable energy until it comprises at least 15% of total annual retail energy sales by the end of 2025, with a portion sourced from customer-sited DG. Under the EE Standards, the ACC requires electric utilities to implement cost-effective programs to reduce customers' energy consumption.
A Notice of Proposed Rulemaking (NOPR) recommending the repeal of the RES rules was published in the Arizona Administrative Register on October 3, 2025. A second NOPR, proposing the repeal of the EE Standards, was published on October 24, 2025. We are unable to predict the timing or outcome of these rulemaking proceedings.
City of Tucson Energy Sourcing Study
The City of Tucson engaged a consulting and engineering firm to prepare a study analyzing alternatives to our provision of service to the City of Tucson, including evaluating a municipalization option. While an initial draft of the study, published in April 2025, suggests that establishing a municipal utility that would primarily serve customers in the City of Tucson would result in potential customer savings, the study also notes that the City of Tucson would assume significant risks and incur substantial costs to pursue such an option. Such costs would include the purchase of property and plant at fair value and the costs to separate our remaining electrical grid from the City of Tucson. The City of Tucson would need to authorize the expenditure of funds for significant additional due diligence to demonstrate engineering and economic feasibility before the City of Tucson could pursue municipalization. Ultimately, establishing a municipal utility would require approval by a majority of the voters of the residents of the City of Tucson in a general or special municipal election. If such a measure were approved, the City of Tucson would need to exercise its right of eminent domain by filing an action for condemnation in Pima County Superior Court, and any determination in such condemnation proceedings would be subject to appeal. In May 2025, the Tucson City Council voted to accept the study and has not taken further action to pursue municipalization at this time.
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
In 2022, we issued an All-Source Request for Proposal (2022 ASRFP), which allowed for all resource types, including, among others, new wind and solar generation, battery storage, and energy efficiency resources. As a result of our 2022 ASRFP, we entered into:
•an EPC agreement in September 2023 to develop Roadrunner Reserve I. Roadrunner Reserve I is a standalone BESS facility with a nominal capacity rating of 200 MW and energy capacity of 800 MWh that was placed in service in July 2025;
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
Production Tax Credits
PTCs are per-kWh federal tax credits earned for electricity generated using qualified energy resources, which can be claimed for a 10-year period once a qualifying facility is placed in service. In 2021, Oso Grande, a qualified energy resource, was placed in service. While costs associated with operating the facility are recorded throughout the year, PTCs are recognized through the effective tax rate provision and are primarily recognized in the third quarter due to weather patterns that contribute to seasonal fluctuations in taxable earnings. We recorded approximately $9 million and $17 million in PTCs related to Oso Grande for the three and nine months ended September 30, 2025, respectively, and $10 million and $20 million for the three and nine months ended September 30, 2024, respectively. The PTC rate published by the Internal Revenue Service for electricity produced by a qualified facility using wind placed in service prior to 2022 is $0.030 for 2025 and was $0.029 for 2024.
Electricity generated from Oso Grande depends heavily on wind conditions. If such conditions vary from our estimates, or if any operational constraints exist, the project's electricity generation and associated PTCs may be substantially different compared to prior periods.
Pipeline Expansion Agreement
In September 2025, as part of ongoing efforts to support system reliability and to meet future load growth, we entered into a long-term gas transportation precedent agreement to secure reliable access to natural gas. The agreement supports the development of a new pipeline, expected to be in service by late 2029, which will be owned and operated by a third-party provider.
Upon successful construction and commercial operation of the pipeline, our purchase commitments under the related gas transportation services agreement are expected to begin in 2029. These commitments are estimated to total $1.5 billion over the 25-year service period.
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
In addition to the Energy Supply Agreement (ESA) described below, we are analyzing additional requests from existing and potential new large retail customers and cannot predict the quantity or timing of the energy demand, if any, that may result.
Energy Supply Agreement
In 2025, we reached an agreement to serve a data center campus expected to be located in our service territory, requiring potential power demand of approximately 300 MW. The agreement is subject to ACC approval and other contractual contingencies. We also reached an agreement with respect to an accompanying construction project to design, engineer, procure, construct, install, and place into service transmission and switchyard facilities to provide retail electric service to the customer. The project construction agreement is subject to FERC approval. We cannot predict the timing or outcome of these requests for approval. The data center campus is projected to be operational as early as 2027, with a ramp schedule through 2029. We currently expect to serve this customer from our existing and planned generation resources.
Weather Patterns
Changing weather patterns and other factors cause seasonal fluctuations in sales of power. Our retail sales are highest in the second and third quarters of the year when cooling demand is higher, which results in higher revenue during this period. By contrast, lower sales of power occur during the first and fourth quarters of the year, due to mild winter weather in our retail service territory. Our operating costs are generally consistent throughout the year, which produces higher operating income in the second and third quarters and lower operating income in the first and fourth quarters. As a result, seasonal fluctuations affect the comparability of our results of operations.
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
The following discussion provides the significant items that affected our results of operations in the third quarter and first nine months of 2025 compared with the same periods in 2024 presented on a pre-tax basis.
Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024	Percent	2025	2024	Percent
Operating Revenues
Retail	$434	$436	(0.5)%	$994	$1,052	(5.5)%
Wholesale, Short-Term (1)	33	45	(26.7)%	100	156	(35.9)%
Wholesale, Long-Term	15	13	15.4%	43	44	(2.3)%
Transmission	15	15	—%	45	41	9.8%
Springerville Units 3 and 4 Participant Billings	23	21	9.5%	64	80	(20.0)%
Other	25	22	13.6%	71	61	16.4%
Total Operating Revenues	$545	$552	(1.3)%	$1,317	$1,434	(8.2)%
(1)Includes revenue realized from wholesale trading as defined in the PPFAC plan of administration. We share 10% of any realized gains on trading transactions with retail customers through the PPFAC mechanism.
We reported Operating Revenues of $545 million in the third quarter of 2025 compared with $552 million in the same period for 2024. The decrease of $7 million, or 1%, was primarily due to:
•$12 million in lower short-term wholesale revenue primarily due to a decrease in price and volume; and
•$2 million in lower retail revenue primarily due to lower PPFAC recoveries as a result of a decrease in the PPFAC rate; partially offset by an increase in the retail component of our transmission revenue requirement due to a higher rate base.
The decrease was partially offset by:
•$3 million in higher other revenue primarily due to higher LFCR revenues;
•$2 million in higher Springerville Units 3 and 4 participant billings primarily due to higher reimbursable maintenance expenses; and
•$2 million in higher long-term wholesale revenue primarily due to an increase in price; partially offset by a decrease in volume as a result of less favorable market conditions.
We reported Operating Revenues of $1,317 million for the first nine months of 2025 compared with $1,434 million in the same period for 2024. The decrease of $117 million, or 8%, was primarily due to:
•$58 million in lower retail revenue primarily due to lower PPFAC cost recoveries as a result of a decrease in the PPFAC rate; partially offset by an increase in the retail component of our transmission revenue requirement due to a higher rate base;

•$56 million in lower short-term wholesale revenue primarily due to a decrease in volume and price, and a decrease in revenue from wholesale trading as defined in the PPFAC plan of administration due to unfavorable market conditions; and
•$16 million in lower Springerville Unit 4 participant billings primarily due to higher reimbursable planned outage costs in 2024.
The decrease was partially offset by:
•$10 million in higher other revenue primarily due to higher LFCR revenues; and
•$4 million in higher transmission revenue due to an increase in our transmission revenue requirement due to a higher rate base.
The following table provides key statistics impacting Operating Revenues:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(kWh in millions)	2025	2024	Percent	2025	2024	Percent
Electric Sales (kWh) (1)
Retail Sales	3,057	2,988	2.3%	7,030	7,013	0.2%
Wholesale, Long-Term	195	226	(13.7)%	642	740	(13.2)%
Wholesale, Short-Term	1,126	1,162	(3.1)%	2,840	3,940	(27.9)%
Total Electric Sales	4,378	4,376	—%	10,512	11,693	(10.1)%

Average Revenue (cents per kWh) (2)
Retail	14.20	14.60	(2.7)%	14.15	15.00	(5.7)%
Wholesale, Long-Term	7.66	6.08	26.0%	6.71	6.00	11.8%
Wholesale, Short-Term	3.14	3.87	(18.9)%	2.87	3.26	(12.0)%

Total Retail Customers (3)				456,330	451,072	1.2%
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
Operating Expenses
Fuel and Purchased Power Expense
We reported Fuel and Purchased Power expense of $162 million in the third quarter of 2025 compared with $188 million in the same period for 2024. The decrease of $26 million, or 14%, was primarily due to:
•$29 million in lower PPFAC Recovery Treatment primarily due to a decrease in PPFAC recoveries and an increase in PPFAC eligible costs deferred as a regulatory asset for future recovery; and
•$9 million in lower Purchased Power expense primarily due to a decrease in price; partially offset by an increase in volume.
The decrease was partially offset by $12 million in higher Fuel expenses primarily due to an increase in gas prices; partially offset by lower realized losses on natural gas swaps.

We reported Fuel and Purchased Power expense of $394 million for the first nine months of 2025 compared with $511 million for the same period for 2024. The decrease of $117 million, or 23%, was primarily due to:
•$101 million in lower PPFAC Recovery Treatment primarily due to a decrease in PPFAC recoveries and an increase in PPFAC eligible costs deferred as a regulatory asset for future recovery;
•$9 million in lower Transmission and Other PPFAC Recoverable Costs primarily due to a decrease in transmission service expenses; and
•$7 million in lower Fuel expenses primarily due to lower realized losses on natural gas swaps and a decrease in Coal-Fired and Gas-Fired Generation volumes; partially offset by an increase in gas prices.
The following table provides key statistics impacting Fuel and Purchased Power:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(kWh in millions)	2025	2024	Percent	2025	2024	Percent
Sources of Energy
Coal-Fired Generation	1,011	933	8.4%	2,135	2,512	(15.0)%
Gas-Fired Generation	2,584	2,696	(4.2)%	5,794	6,686	(13.3)%
Utility-Owned Renewable Generation	146	181	(19.3)%	514	595	(13.6)%
Total Generation	3,741	3,810	(1.8)%	8,443	9,793	(13.8)%
Purchased Power	815	749	8.8%	2,527	2,323	8.8%
Total Generation and Purchased Power (1)	4,556	4,559	(0.1)%	10,970	12,116	(9.5)%

(cents per kWh)
Average Cost of Generated and Purchased Power
Coal (2)	4.32	4.02	7.5%	4.52	4.42	2.3%
Natural Gas (2)(3)	2.27	1.97	15.2%	2.57	2.13	20.7%
Purchased Power (4)	5.16	6.78	(23.9)%	4.11	4.49	(8.5)%
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

Operations and Maintenance Expense
We reported Operations and Maintenance expense of $116 million in the third quarter of 2025 compared with $106 million in the same period for 2024. The increase of $10 million, or 9%, was primarily due to:
•$4 million increase in employee wages and benefits expenses;
•$2 million in higher reimbursable maintenance expense related to Springerville Units 3 and 4; and
•$2 million in higher outside services expenses.
We reported Operations and Maintenance expense of $327 million for the first nine months of 2025 compared with $330 million for the same period for 2024. The decrease of $3 million, or 1%, was primarily due to $16 million in lower reimbursable maintenance expense related to Springerville Unit 4 primarily due to higher planned outage costs in 2024.
The decrease was partially offset by:
•$6 million increase in employee benefits and wages expenses;
•$3 million in higher operations and maintenance expenses at our generation facilities; and
•$3 million in higher outside services expenses.
Depreciation and Amortization Expense
We reported Depreciation and Amortization expense of $67 million in the third quarter of 2025 compared with $64 million in the same period for 2024. The increase of $3 million, or 5%, was primarily due to an increase in asset base.
We reported Depreciation and Amortization expense of $198 million for the first nine months of 2025 compared with $192 million for the same period for 2024. The increase of $6 million, or 3%, was primarily due to an increase in asset base.
Other Income (Expense)
We reported Other Expense of $15 million in each of the third quarter of 2025 and 2024. Changes in 2025 compared to 2024 were primarily due to a $3 million decrease in interest income due to lower cash balances in interest-bearing bank accounts in 2025 and $3 million in higher interest expense due to the issuance of debt in August 2024 and February 2025; offset by $6 million in higher AFUDC due to an increase in eligible construction expenditures.
We reported Other Expense of $43 million for the first nine months of 2025 compared with $46 million in the same period for 2024. The decrease of $3 million, or 7%, was primarily due to $21 million in higher AFUDC due to an increase in eligible construction expenditures. The decrease was partially offset by $16 million in higher interest expense due to the issuance of debt in August 2024 and February 2025.
Income Tax Expense
We reported Income Tax Expense of $23 million in the third quarter of 2025 compared with $21 million in the same period for 2024. The increase of $2 million, or 10%, was primarily due to higher tax expense due to an increase in taxable earnings.
We reported Income Tax Expense of $40 million for the first nine months of 2025 compared with $39 million for the same period for 2024. The increase of $1 million, or 3%, was primarily due to $3 million in lower tax credits related to Oso Grande PTCs; partially offset by $2 million in lower tax expense due to higher AFUDC equity due to an increase in eligible construction expenditures.

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
Available Liquidity

(in millions)	September 30, 2025
Cash and Cash Equivalents	$43
Amount Available under Revolving Credit Agreement (1)	159
Total Liquidity	$202
(1)The 2021 Credit Agreement provides for $250 million of revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively. In October 2025, the maturity date was extended one year to October 2028. See Access to Credit below.
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
Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing, and financing activities:

	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024	Percent
Operating Activities (1)	$454	$530	(14.3)%
Investing Activities (1)	(728)	(505)	44.2%
Financing Activities (1)	295	313	(5.8)%
Net Increase (Decrease)	21	338	*
Beginning of Period	49	43	14.0%
End of Period	$70	$381	(81.6)%
*Not meaningful
(1)Calculated on rounded data and may not correspond exactly to amounts on the Condensed Consolidated Statements of Cash Flows.
Operating Activities
Net cash flows provided by operating activities decreased by $76 million in the first nine months of 2025 compared with the same period in 2024 primarily due to lower PPFAC recoveries in 2025.

Investing Activities
Net cash flows used for investing activities increased by $223 million in the first nine months of 2025 compared with the same period in 2024 primarily due to an increase in cash paid for capital expenditures.
Financing Activities
Net cash flows provided by financing activities decreased by $18 million in the first nine months of 2025 compared with the same period in 2024 primarily due to lower proceeds from debt issuance; partially offset by a decrease in dividends paid to UNS Energy.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of September 30, 2025, we had no short-term investments.
Access to Credit
We have access to working capital through our credit agreement with lenders. Amounts borrowed from the 2021 Credit Agreement are used for working capital and other general corporate purposes. LOCs may be issued from time to time to support energy procurement, hedging transactions, and other business activities. As of September 30, 2025, there was $159 million available under the 2021 Credit Agreement, which reflects $70 million of outstanding borrowings and LOCs totaling $21 million issued with fees that accrue at a rate of 1.050% per annum. As of November 3, 2025, there was $165 million available under the 2021 Credit Agreement.
See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8 in our 2024 Annual Report on Form 10-K for additional information regarding our 2021 Credit Agreement.
Debt Financing
We use debt financing to meet a portion of our capital needs and lower our overall cost of capital. Our cost of capital is also affected by our credit ratings. In March 2025, we filed with the SEC an automatic shelf registration statement on Form S-3, which expires in March 2028. On October 23, 2025, the ACC issued an order granting us financing authority that will take effect on January 1, 2026. The order provides authority through December 2030 for: (i) a maximum amount of outstanding long-term debt not to exceed $4.5 billion; (ii) parent equity contributions of up to $1.7 billion, provided that no such equity infusion results in an increase to the equity portion of our capital structure of more than 50 basis points above the level approved in our rate order in effect at the time of the contribution; and (iii) credit facilities not to exceed $350 million in the aggregate.
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
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of September 30, 2025, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- (negative) and A3 (stable), respectively.
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

Debt Covenants
Under certain agreements, should we fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of September 30, 2025, we were in compliance with these covenants.
We do not have any provisions in any of our debt agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contributions from Parent
We received no equity contributions from UNS Energy in the third quarter or first nine months of 2025 or 2024.
Dividends Declared and Paid to Parent
We did not declare or pay dividends to UNS Energy in the third quarter or first nine months of 2025. We declared and paid $85 million in dividends to UNS Energy in the third quarter and first nine months of 2024.
Master Trading Agreements
We conduct our wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, we may be required to post credit enhancements in the form of cash or LOCs due to exposures exceeding unsecured credit limits established for us based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of September 30, 2025, we had no cash posted as collateral to provide credit enhancement related to our wholesale marketing or risk management activities.
Capital Expenditures
Our routine capital expenditures support customer growth, system reinforcement, replacements and betterments, and compliance with environmental regulations. We prioritize capital projects that mitigate supply chain risks, particularly in light of ongoing geopolitical instability and global supply chain challenges. Capital expenditures for the first nine months of 2025 were $691 million.
Our forecasted capital expenditures presented below exclude amounts for AFUDC equity and other non-cash items:

	Years Ended December 31,
(in millions)	2025	2026	2027	2028	2029
Generation Facilities:
New Energy Resources (1)	$219	$6	$—	$—	$—
Other Generation Facilities (2)	137	90	62	97	120
Total Generation Facilities	356	96	62	97	120
Transmission and Distribution (3)	371	447	358	322	716
General and Other (4)	107	98	73	75	90
Total Capital Expenditures	$834	$641	$493	$494	$926
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

These estimates are subject to continuing review and adjustment. Actual capital expenditures may vary due to fluctuations in business and market conditions, including inflationary pressures, tariffs, construction schedules, supply chain constraints, labor shortages and/or labor strikes, potential early plant closures, shifts in generation resources, evolving environmental requirements, local, state or federal regulations and policies, and other factors. We continue to monitor government trade policies, particularly those related to tariffs, and assess their potential impact on our capital projects. Although there has been no material effect on our operations or financial performance in 2025, future increases in tariffs or related supply chain disruptions could significantly raise costs if mitigation efforts are unsuccessful. We expect to fund forecasted capital expenditures through a combination of internally generated cash and external financing, which may include long-term debt issuances, other borrowings, or equity contributions.
Income Tax Position
Tax Sharing Agreement
Under the terms of the tax sharing agreement with UNS Energy, we made $3 million and $9 million in tax sharing payments for the first nine months of 2025, and 2024, respectively. Future tax sharing cash flows are subject to change and are not expected to have a significant impact on our operating cash flows.
Investment Tax Credits
Standalone battery storage systems that began construction before January 29, 2023 may qualify for a base federal tax credit equal to 30% of the eligible costs of the facility. Roadrunner Reserve I has qualified for the base federal tax credit. Based on current eligibility criteria, we anticipate Roadrunner Reserve II will also qualify. See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to the ITCs generated by Roadrunner Reserve I. The IRA provides an election to transfer (i.e., sell) some or all of certain tax credits generated by a qualifying facility to unrelated third parties in exchange for cash. Transfer elections must be made on a facility-by-facility and year-by-year basis. Any election to transfer tax credits must be made and cash must be received on or before the due date of the tax return for the year the facility is placed in service. Roadrunner Reserve I was placed in service in July 2025, and Roadrunner Reserve II is expected to be placed in service in 2026.
One Big Beautiful Bill Act
In July 2025, the OBBBA was signed into law enacting extensions of the expiring provisions of the 2017 Tax Cuts and Jobs Act and additional business tax provisions. The OBBBA also accelerates phase out of, and adds various restrictions to, PTCs and ITCs applicable to certain facilities per provisions generally enacted or extended as part of the IRA. We do not expect the OBBBA to affect the federal tax credits for which Roadrunner Reserve I and Roadrunner Reserve II are eligible or our potential to transfer some or all of those credits for cash. The OBBBA did not have a material impact on TEP’s financial position, results of operations, or cash flows.
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
In February 2025, in response to the EPA’s December 2024 final rule, TEP and SRP filed a joint Petition for Review with the U.S. Court of Appeals for the Ninth Circuit. In September 2025, the Court granted a motion filed by the Coalition to Protect America’s National Parks, the National Parks Conservation Association, and Sierra Club to intervene in the case, which had the effect of taking the case out of abeyance and reinstating a briefing schedule. The petitioners (TEP, SRP, ASARCO, and Phoenix Cement) and respondents (the EPA) jointly filed a motion with the Court asking for the case to be held in abeyance.
In February 2025, TEP and SRP also concurrently filed a joint Petition for Administrative Reconsideration with the EPA. We requested the EPA reconsider the final rule and act to approve the ADEQ's Regional Haze SIP revision. In July 2025, TEP and SRP filed a supplement to the Petition for Administrative Reconsideration, providing further justification for the EPA to reconsider the final rule, and the EPA granted the request for reconsideration. In October 2025, we filed a modification to the original and supplemental Petition for Administrative Reconsideration providing justification for the EPA’s reconsideration with respect to Sundt Unit 3 and Springerville Units 1 and 2.
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
We cannot predict the outcome of the rulemaking or the legal challenges at this time.

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

CRITICAL ACCOUNTING ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements and related notes. Management believes that there have been no significant changes during the nine months ended September 30, 2025, to the items that we disclosed as our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of September 30, 2025. There was no change in TEP’s internal control over financial reporting during the quarter ended September 30, 2025, that materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
*31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Susan M. Gray.

*31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by J. Caleb Adcock.

**32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from TEP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	November 3, 2025	/s/ J. Caleb Adcock
J. Caleb Adcock
Chief Financial Officer and Vice President
(Principal Financial Officer and Principal Accounting Officer)