Form 10-K
period 2025-12-31
TUCSON ELECTRIC POWER CO
filed 2026-02-12
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: None
As of February 11, 2026, Tucson Electric Power Company had 32,139,434 shares of common stock, no par value, outstanding, all of which were held by UNS Energy Corporation, an indirect wholly-owned subsidiary of Fortis Inc.
Documents incorporated by reference: None
Tucson Electric Power Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is, therefore, filing portions of this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

DEFINITIONS
The abbreviations and acronyms used in the 2025 Form 10-K are defined below:
INDUSTRY ACRONYMS AND CERTAIN DEFINITIONS

2020 IRP	TEP's 2020 Integrated Resource Plan
2021 Credit Agreement	The unsecured 2021 Credit Agreement, as amended in June 2023 and extended in October 2025, provides for $250 million of revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively, and a maturity date of October 2028
2022 Final FERC Rate Order	Order issued by the FERC in 2022 approving the settlement agreement filed in conjunction with TEP's 2019 transmission rate case
2023 IRP	TEP's 2023 Integrated Resource Plan which outlines TEP's aspirational goal to reach net zero direct greenhouse gas emissions by 2050
2023 Rate Order	Order issued by the ACC resulting in a new rate structure for TEP, effective on September 1, 2023
2025 Rate Case	TEP's June 2025 general rate case filed with the ACC based on a test year ended December 31, 2024
ABR	Alternate Base Rate
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
ADJ	SOFR Rate Spread Adjustment
AFUDC	Allowance for Funds Used During Construction
AI	Artificial Intelligence
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ARAM	Annual Rate Adjustment Mechanism
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASRFP	All-Source Request for Proposal
BESS	Battery Energy Storage System
BRG	Business Resource Group
CCR	Coal Combustion Residuals
CCRMU	CCR Management Units
CCS	Carbon Capture and Sequestration
CEM	Customer Energy Management
CISSP	Certified Information Systems Security Professional
CO2	Carbon Dioxide
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus Disease 2019
Customer Rates	Rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment
DG	Distributed Generation
DSM	Demand Side Management
ECA	Environmental Compliance Adjustor
EDIT	Excess Deferred Income Taxes
EE Standards	Energy Efficiency Standards
EGUs	Electric Generating Units
EIM	Energy Imbalance Market
EPA	Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
v

ERM	Enterprise Risk Management
ESA	Energy Supply Agreement
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
GICSP	Global Industrial Cyber Security Professional
IBEW	International Brotherhood of Electrical Workers Local No. 1116
IRA	Inflation Reduction Act of 2022, signed into law on August 16, 2022
IRS	Internal Revenue Service
ITC	Investment Tax Credit
LFCR	Lost Fixed Cost Recovery
LIRA	Limited Income Rate Adjustment
LOC	Letter(s) of Credit
Markets+	Southwest Power Pool Markets+
NAAQS	National Ambient Air Quality Standard
NERC	North American Electric Reliability Corporation
NOx	Nitrogen Oxide
NOPR	Notice of Proposed Rulemaking
OATT	Open Access Transmission Tariff
OBBBA	One Big Beautiful Bill Act, signed into law on July 4, 2025
PBI	Performance Based Incentives
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
PSU	Performance Based Share Units
PTC	Production Tax Credit
PV	Photovoltaic
REC	Renewable Energy Credit
RES	Renewable Energy Standard
RMC	Risk Management Committee
RSU	Restricted Share Units
SERP	Supplemental Executive Retirement Plan
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SRB	System Resource Benefit
TCA	Transmission Cost Adjustor
TEAM	Tax Expense Adjustor Mechanism
VEBA	Voluntary Employee Beneficiary Association
VIE	Variable Interest Entity
ENTITIES AND GENERATING STATIONS

APS	Arizona Public Service Company
Fortis	Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada, whose principal executive offices are located at Fortis Place, Suite 1100, 5 Springdale Street, St. John's, NL A1E 0E4
FortisUS	Fortis intermediate holding company

Four Corners	Four Corners Power Plant
Gila River	Gila River Generating Station
Luna	Luna Generating Station
Navajo	Navajo Generating Station
Oso Grande	A 250 MW nominal capacity wind-powered electric generation facility, located in southeastern New Mexico
PNM	Public Service Company of New Mexico
Roadrunner Reserve I	A standalone battery energy storage system facility with a nominal capacity rating of 200 MW and energy capacity of 800 MWh, located in southeast Tucson
Roadrunner Reserve II	A standalone battery energy storage system facility with a nominal capacity rating of 200 MW and energy capacity of 800 MWh, located in southeast Tucson, expected to be placed in service in 2026
San Juan	San Juan Generating Station
Springerville	Springerville Generating Station
Springerville Common Facilities	Portion of the facilities at Springerville used in common with Springerville Units 1-4.
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
Tri-State	Tri-State Generation and Transmission Association, Inc.
UASTP	University of Arizona Science and Technology Park
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701
UNS Energy Affiliates	Affiliated subsidiaries of UNS Energy Corporation including UniSource Energy Services, Inc., UNS Electric, Inc., UNS Gas, Inc., and Millennium Energy Holdings, Inc.
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
Wilmot II	Wilmot Energy Center II
Winchester	Winchester Solar I, LLC
UNITS OF MEASURE

AC	Alternating Current
BBtu	Billion British thermal unit(s)
GWh	Gigawatt-hour(s)
kWh	Kilowatt-hour(s)
kV	Kilovolt
MMBtu	Million Metric British thermal units
MW	Megawatt(s)
MWh	Megawatt-hour(s)

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
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed herein. We express our estimates, expectations, beliefs, aspirations, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, aspirations, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of this report. These factors include: voter initiatives and federal, state, and local regulatory and legislative decisions and actions, including changes in tax, tariff, and energy policies (including, among other things, data center energy use, efficiency standards, and sources of power), as they may be affected by the policies and priorities of governmental officials at the federal, state, and local levels; any change in the structure of utility service in Arizona resulting from the ACC or state legislature's examination of the state's energy policies or the City of Tucson's study of municipalization; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; unfavorable rulings, penalties, or findings by the FERC; regional economic and market conditions that could affect customer growth and electricity usage; potential changes in the benefits of participation in the Western Energy Imbalance Market and Markets+; changes in electricity consumption by retail customers; risks related to climate change, including shifts in weather seasonality, extreme weather events, and their increasing frequency and severity, and wildfires, affecting electricity usage of our customers, operational performance, and operating and capital costs to ensure system reliability; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the demand plus reserve margin requirements; our ability to implement successfully our business strategies, including any impediments to implementing such strategies arising from state or local opposition, and meet the growing demand for electricity, particularly in view of potential for new large customer requirements; the ability and willingness of our large customer counterparties, including counterparties to data center ESAs, to satisfy their financial and performance commitments; the cost of debt and equity capital and access to capital markets and bank markets during extended periods of volatility, which may affect our ability to raise additional capital and to use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and changes in interest rates, which affect the value of our pension and other postretirement benefit plan assets and related contribution requirements and expenses; our ability to manage timelines and budgets and to access necessary materials and labor, in each case, related to capital projects, including EPC agreements to develop standalone BESS, and/or to obtain the anticipated performance or other benefits of such capital projects; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense, including increases due to inflationary pressures, tariffs, international trade policy, heightened geopolitical instability, and/or global supply chain challenges; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting estimates; the ongoing impact of mandated energy efficiency and DG initiatives and the potential repeal of such mandates; our ability to meet our aspirational goal related to reducing carbon emissions by 2050 due to load growth required by potential new large customers, and the potential impact on our financial condition; our ability to exit all ownership interests in coal-fired generation by 2032; changes to long-term contracts; the cost of fuel and power supplies; fluctuations or increases in commodity prices; the ability to obtain coal or natural gas from our suppliers; the timing and cost of generation facility decommissioning and mine reclamation activities; cyber-attacks, data breaches, or other cyberspace attacks to our information security and our operations and technology infrastructure, including attacks that may arise from heightened geopolitical instability or due to the evolution of AI or otherwise, as well as additional exposure to data breaches, algorithmic bias and legal liability resulting from the implementation of AI into our business operations; physical attacks to our electric generation, transmission, and distribution assets; the performance of generation facilities, including renewable generation resources; the extent of the impact of a global health or other crisis on our business and operations, and any economic and/or societal disruptions resulting therefrom and from the government actions taken in response thereto; the implementation of our 2023 IRP; and our ability to obtain ACC approval of a formula rate plan with acceptable terms in response to our 2025 Rate Case.

PART I
ITEM 1. BUSINESS
OVERVIEW OF BUSINESS
General
TEP and its predecessor companies have served the greater Tucson metropolitan area for 133 years. TEP was incorporated in the State of Arizona in 1963. TEP is a regulated electric utility company serving approximately 457,000 retail customers. TEP’s service territory covers 1,155 square miles and includes a population of over one million people in Pima County, as well as parts of Cochise County. TEP's principal business operations include generating, transmitting, and distributing electricity to its retail customers. In addition to retail sales, TEP sells electricity, transmission, and ancillary services to other utilities, municipalities, and energy marketing companies on a wholesale basis. TEP is subject to comprehensive state and federal regulation. The regulated electric utility operation is TEP's only segment.
TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis, whose principal executive offices are located in St. John's, Newfoundland and Labrador, Canada.
Regulated Electric Utility Operations
TEP delivers electricity to retail customers in southern Arizona. TEP owns or has contracts for natural gas-fired, coal-fired, and renewable generation resources, as well as battery storage to provide electricity. This electricity, together with electricity purchased in the wholesale market, is delivered over transmission lines within the Western Interconnection, a regional U.S. grid. The electricity is then transformed to lower voltages and delivered to customers through TEP's distribution system.
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
Renewable Energy Standard
The ACC’s RES required Arizona regulated electric utilities to increase their use of renewable energy each year until it represented at least 15% of their total annual retail energy sales by the end of 2025. In 2025, the percentage of TEP's retail kWh sales attributable to the RES was approximately 21%, exceeding the overall RES requirement. Consistent with prior years, TEP met these requirements through a combination of utility-owned resources, PPAs, and customer-sited DG.
In October 2025, a NOPR recommending the repeal of the RES rules was published in the Arizona Administrative Register. TEP is unable to predict the timing or outcome of this rulemaking proceeding.
Energy Efficiency Standard
Under the EE Standards, the ACC requires electric utilities to implement cost-effective programs to reduce customers' energy consumption. TEP has continued to exceed the ACC's cumulative annual targeted retail kWh savings each year since the 2020 compliance date. As of December 31, 2025, TEP’s cumulative annual energy savings was approximately 30%.

In October 2025, a NOPR recommending the repeal of the EE Standards was published in the Arizona Administrative Register. TEP is unable to predict the timing or outcome of this rulemaking proceeding.
See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding RES and EE Standards.
ACC Rates
Customer Rates are generally established in rate case proceedings. TEP's last rate case proceeding was finalized in 2023. As a result of past regulatory decisions, TEP has cost recovery mechanisms that allow for more timely recovery of certain costs between rate case proceedings. These mechanisms are generally reset annually through separate filings with the ACC. TEP's usage-based cost recovery mechanisms include:
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
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations and Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information on TEP's 2025 Rate Case and cost recovery mechanisms.

Customers
Electricity sold to retail and wholesale customers by class of customer and the average number of retail customers over the last five years were as follows:

(sales in GWh)	2025		2024		2023		2022		2021
Electric Sales
Residential	3,915	28%	3,964	27%	3,967	27%	3,879	27%	3,820	25%
Commercial	1,956	14%	1,956	13%	1,948	13%	1,917	13%	1,939	13%
Industrial, non-Mining	1,997	14%	1,952	13%	1,944	13%	1,946	13%	1,893	12%
Industrial, Mining	1,052	8%	1,078	7%	1,080	7%	1,053	7%	1,050	7%
Other	13	—%	14	—%	15	—%	15	—%	16	—%
Total Retail Sales	8,933	64%	8,964	60%	8,954	60%	8,810	60%	8,718	57%
Wholesale, Long-Term (1)	914	7%	940	6%	1,314	9%	1,659	11%	837	6%
Wholesale, Short-Term	4,072	29%	5,061	34%	4,486	31%	4,203	29%	5,643	37%
Total Electric Sales	13,919	100%	14,965	100%	14,754	100%	14,672	100%	15,198	100%

Average Number of Retail Customers
Residential	414,317	91%	409,548	91%	404,616	91%	400,751	91%	396,562	90%
Commercial	40,166	9%	39,958	9%	39,702	9%	39,547	9%	39,395	9%
Industrial, non-Mining	557	—%	564	—%	570	—%	574	—%	523	—%
Industrial, Mining	4	—%	4	—%	4	—%	4	—%	4	—%
Other	1,859	—%	1,862	—%	1,870	—%	1,875	—%	1,873	1%
Total Retail Customers	456,903	100%	451,936	100%	446,762	100%	442,751	100%	438,357	100%
(1)Decreases in 2024 and 2023 due to reductions in sales to certain long-term wholesale customers. Increase in 2022 primarily due to favorable market conditions.
Retail Customers
TEP provides electric utility service to a diverse group of residential, commercial, industrial, and public sector customers. Major industries served include copper mining, cement manufacturing, defense, healthcare, education, military bases, and governmental entities. TEP’s retail sales are influenced by several factors including economic conditions, seasonal weather patterns, DSM initiatives and the increasing use of energy-efficient products, and customer-sited DG. Retail sales may also be affected by emerging economic trends as companies expand operations and adjust supply chains to support growing AI‑driven demand for raw materials.
Local, regional, and national economic factors impact the growth in the number of customers in TEP’s service territory. In each of the past five years, TEP’s average number of retail customers increased by approximately 1%. TEP expects the number of retail customers to increase at a rate of approximately 1% in 2026 based on the estimated population growth in its service territory.
TEP’s retail sales volume in 2025 was 8,933 GWh, which is an increase of 3% from 2021 levels. During the past five years, increased sales volumes due to customer growth have been tempered by variations in weather and state requirements to promote energy efficiency and DG.
In 2025, TEP reached an agreement, subject to contractual contingencies, to serve a data center campus expected to be located in its service territory, requiring potential power demand of approximately 300 MW. In December 2025, the ACC approved the ESA. TEP also entered into a related construction agreement to design, engineer, procure, construct, install, and place into service transmission and switchyard facilities needed to provide retail electric service to this customer. In September 2025, the FERC approved the project construction agreement. The data center campus is projected to be operational as early as 2027, with a ramp schedule through 2029. TEP currently expects to serve this customer from its existing and planned generation resources. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations of this Form 10-K for additional information regarding the related ESA.

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
TEP's primary long-term wholesale sale contracts are presented in the table below:

Counterparty	Contracts Expire (1)
Navajo Tribal Utility Authority	2026
Central Arizona Water Conservation District	2026
Navopache Electric Cooperative	2027
(1)All contracts expire December 31st, except for Navopache Electric Cooperative which expires April 17th.
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
In November 2024, TEP and other Arizona utilities announced plans to join Southwest Power Pool Markets+, a day-ahead and real-time wholesale energy market, with anticipated participation as early as 2027. The FERC conditionally approved the Markets+ tariff in January 2025. In April 2025, the FERC accepted the funding agreement signed by TEP and other participating utilities to support the market's development and implementation. TEP’s participation in Markets+ is expected to (i) reduce our cost to serve customers; (ii) increase access to clean energy resources; and (iii) enhance system reliability.
Competition
Retail Customers
TEP is the only electric service provider to retail customers within its service territory and operates under a certificate of public convenience and necessity as regulated by the ACC.
The Tucson City Council engaged a consulting and engineering firm to analyze alternatives to TEP’s provision of electric service, including a study of a potential municipal electric service utility. While an initial draft of the study, published in April 2025, suggests that a city-owned utility serving primarily Tucson customers could offer potential customer savings, the study also notes that the City of Tucson would assume significant risks and incur substantial costs if it pursued municipalization. These costs would include purchasing TEP's property and plant at fair value and separating TEP's remaining electrical grid from the City of Tucson.
Before moving forward, the City of Tucson would need to authorize additional funding for extensive due diligence to demonstrate engineering and economic feasibility. Establishing a municipal electric service utility would ultimately require approval by a majority of the voters of the residents of the City of Tucson in a general or special municipal election. If voters approved municipalization, the City of Tucson would need to exercise its right of eminent domain by filing an action for condemnation in Pima County Superior Court, and any determination in such condemnation proceedings would be subject to appeal. In May 2025, the Tucson City Council voted to accept the study and has not taken further action to pursue municipalization at this time.
Wholesale Customers
TEP engages in long-term wholesale sales to optimize its generation resources. As a result of its wholesale power activity, TEP competes with other utilities, power marketers, and independent power producers in wholesale markets.
Generation Facilities
As of December 31, 2025, TEP had 3,127 MW of nominal generation capacity, as presented in the table below. Nominal rating is based on current unit design basis net output, measured in AC:

	Unit		Date	Capacity	Operating	TEP’s Share
Generation Source	No.	Location	In Service	(MW)	Agent	%	(MW)
Natural Gas
Gila River	2	Gila Bend, AZ	2003	607	SRP	100	607
Gila River	3	Gila Bend, AZ	2003	607	SRP	75.0	455
Luna	1	Deming, NM	2006	555	PNM	33.3	185
Sundt	3	Tucson, AZ	1962	104	TEP	100	104
Sundt	4	Tucson, AZ	1967	156	TEP	100	156
Sundt Reciprocating Internal Combustion Engines		Tucson, AZ	2019-2020	188	TEP	100	188
Sundt Internal Combustion Turbines		Tucson, AZ	1972-1973	50	TEP	100	50
DeMoss Petrie		Tucson, AZ	2001	75	TEP	100	75
North Loop		Tucson, AZ	2001	96	TEP	100	96
Coal
Springerville (1)	1	Springerville, AZ	1985	387	TEP	100	387
Springerville (1) (2)	2	Springerville, AZ	1990	406	TEP	100	406
Four Corners	4	Farmington, NM	1969	785	APS	7.0	55
Four Corners	5	Farmington, NM	1970	785	APS	7.0	55
Renewables
Utility-Owned Renewables		Various	2002-2023	308	TEP	100	308
Total Capacity							3,127
(1)In July 2025, TEP announced a plan to convert Springerville Units 1 and 2 from coal-fired generation to natural gas-fired generation by 2030.
(2)Springerville Unit 2 is owned by San Carlos Resources, Inc., a wholly-owned subsidiary of TEP.
Springerville Units 3 and 4 are each approximately 400 MW coal-fired generation facilities that are operated, but not owned, by TEP. These facilities are located at the same site as Springerville Units 1 and 2. Tri-State, the lessee of Springerville Unit 3, and SRP, the owner of Springerville Unit 4, compensate TEP for operating the facilities, including performance incentives depending on unit availability. Tri-State pays an allocated portion of the fixed costs related to the Springerville Common Facilities and Springerville Coal Handling Facilities. SRP owns 17.05% of the Springerville Coal Handling Facilities and 14% of the Springerville Common Facilities. In November 2025, SRP announced its plan to convert Springerville Unit 4 from coal-fired generation to natural gas-fired generation.

Utility-Owned Renewables
As of December 31, 2025, TEP owned 58 MW of PV solar generation capacity and 250 MW of wind generation capacity, measured in AC. The following table presents TEP's owned renewable generation resources:

Generation Source	Location	Date in Service	In Service Capacity (MW)	Under Development Capacity (MW)
Solar
Fort Huachuca Phase I & II (1)	Sierra Vista, AZ	2014-2017	18
Raptor Ridge	Tucson, AZ	2022	13
Springerville Solar	Springerville, AZ	2002-2014	13
UASTP Phase I & II (2)	Tucson, AZ	2010-2011	6
Solon Prairie Fire (2)	Tucson, AZ	2012	5
Small Solar Generation (<5MW) (3)	Tucson, AZ	2012-2023	3	3
Wind
Oso Grande (4)	Chaves County, NM	2021	250
Total Capacity			308	3
(1)TEP has a 30-year easement agreement to facilitate operations on behalf of the Department of the Army.
(2)UASTP Phase I & II and Solon Prairie Fire are located on properties held under land easements and leases.
(3)Under Development Capacity expected to be placed in service in 2028.
(4)Oso Grande is located on properties held under leases.
Renewable Power Purchase Agreements
As of December 31, 2025, TEP had renewable PPAs for 256 MW from solar resources and 179 MW from wind resources as presented in the table below. The solar PPAs contain options that allow TEP to purchase all or part of the related project at a future date. The following table's capacity is measured in AC:

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
Battery Storage
TEP's battery storage capacity (measured in AC) as of December 31, 2025, is presented in the table below:

Facility	Location	Date/Projected Date in Service	In Service Capacity (MW)	Under Development Capacity (MW)
Utility-Owned Battery Storage
Roadrunner Reserve I	Tucson, AZ	2025	200
Roadrunner Reserve II	Tucson, AZ	2026		200
PPA Battery Storage (1)
Wilmot I	Tucson, AZ	2021	30
Iron Horse	Tucson, AZ	2017	10
Pima Energy Storage (2)	Tucson, AZ	2017	10
Wilmot II	Tucson, AZ	2026		100
Winchester	Cochise County, AZ	2027		80
Total Capacity			250	380
(1)Payments for battery storage are accounted for as variable lease costs.
(2)Battery storage is attached to DeMoss Petrie substation.
Peak Demand and Future Resources
Peak Demand

(in MW)	2025	2024	2023	2022	2021
Retail Customers	2,498	2,357	2,393	2,273	2,427
In 2025, TEP's generation and purchased resources were sufficient to meet total retail and long-term wholesale peak demand, while maintaining a reserve margin in compliance with reliability criteria set forth by the Western Electricity Coordinating Council, a regional entity with delegated authority from NERC.
Peak demand occurs during the summer months due to the cooling requirements of retail customers in TEP’s service territory. Retail peak demand varies from year-to-year due to weather, energy conservation, DG, economic conditions, and other factors. The impacts of remote work as a result of COVID-19 increased peak demand for residential customers in 2021. The decrease in retail peak demand in 2022 was primarily due to less extreme heat during peak load. The increase in retail peak demand in 2025 was primarily due to extreme heat during peak load.
Forecasted retail peak demand for 2026 is 2,463 MW compared with actual peak demand of 2,498 MW in 2025. TEP’s 2026 estimated retail peak demand is based on weather patterns observed over a 10-year period and other factors, including estimates of customer usage. TEP believes that existing generation capacity and PPAs are sufficient to meet the expected demand and reserve margin requirements in 2026.

Future Resources
TEP's strategy on future resources is to continue its transition to a less carbon-intensive energy portfolio, while preserving customer reliability and affordability.
In 2023, TEP filed its 2023 IRP with the ACC, which outlines the Company's plan to expand its clean energy portfolio to support anticipated growth and maintain affordable, reliable service as the Company works towards an aspirational goal of net zero direct GHG emissions by 2050. While TEP still intends to exit all ownership interests in coal-fired generation by 2032, the Company is reevaluating its interim goal which aimed to reduce carbon emissions by 80% (compared to 2005) by 2035. TEP's ability to achieve these goals could be impacted by various federal and state energy policies, significant load growth, and the pace of development of clean energy technologies.
TEP’s transition to a less carbon-intensive energy portfolio focuses on reducing the Company's dependency on coal-fired generation, while developing new renewable energy projects and energy storage projects to meet customer demand. Investments in new natural gas-fired capacity will support the integration of these new renewable energy projects while maintaining system reliability and meeting future load growth. To meet the anticipated load identified in the 2023 IRP, the Company plans to convert Springerville Units 1 and 2 from coal-fired generation to natural gas-fired generation by 2030. This conversion allows TEP to leverage existing infrastructure while developing replacement energy sources, advancing the Company's goals of ending its use of coal-fired generation and supporting both customer affordability and reliability. TEP's plan to convert Springerville Units 1 and 2 from coal-fired generation is expected to result in additional natural gas-fired generation compared to the 2023 IRP.
See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations of this Form 10-K for additional information regarding TEP's 2023 IRP.
Fuel, Purchased Power, and Other Resources
A summary of fuel, purchased power, and other resource information is provided below:

	Average Cost (cents per kWh)			Percentage of Total kWh Resources
	2025	2024	2023	2025	2024	2023
Coal (1)	4.46	4.51	3.17	20%	20%	24%
Natural Gas	2.60	2.20	3.27	53%	56%	48%
Utility-Owned, Renewable	N/A	N/A	N/A	5%	5%	4%
Purchased Power (2)	4.16	4.41	6.11	22%	19%	24%
Total Fuel, Purchased Power and Other Resources				100%	100%	100%
(1)In 2024, coal prices increased due to the execution of a coal supply agreement for Springerville Units 1 and 2 through 2031, which includes price adjustment components that will affect future costs.
(2)The decrease in the average cost of purchased power is due to the expiration of a tolling agreement in October 2023.
Coal Supply
The coal used for generation is low-sulfur, bituminous or sub-bituminous coal sourced from mines in New Mexico. The table below provides information on TEP's coal supply contracts. The average cost of coal per MMBtu, including transportation, was $3.98 in 2025, $3.77 in 2024, and $2.92 in 2023.

Station	Coal Supplier	2025 Coal Consumption (tons in 000s)	Contract Expiration Date	Average Sulfur Content	Coal Obtained From
Springerville	Peabody CoalSales	1,446	2031	0.7%	Lee Ranch Mine/El Segundo Mine
Four Corners	NTEC	353	2031	0.9%	Navajo Mine
The coal supplies for Springerville Units 1 and 2 are transported approximately 200 miles by railroad from northwestern New Mexico. TEP expects to have access to coal supplies to fulfill the estimated requirements for each of the Springerville units over its respective remaining life.

Coal-Fired Generation Facilities Operated by Others
TEP participates in a jointly-owned coal-fired generation facility at Four Corners. Four Corners, which is operated by APS, is a mine-mouth generation facility located adjacent to the coal reserves. TEP expects coal reserves available to this jointly-owned generation facility to be sufficient for the remaining life of the station.
Natural Gas Supply
The table below provides information on the natural gas transportation agreements that deliver natural gas to TEP's generation facilities. The average cost of natural gas per MMBtu, including transportation, was $2.41 in 2025, $1.53 in 2024, and $3.72 in 2023. The increase in cost in 2025 compared to 2024 was primarily due to an increase in natural gas prices resulting from increased demand and colder weather conditions in early 2025. The decrease in cost in 2024 compared to 2023 was primarily due to a decrease in natural gas prices resulting from an increase in natural gas production.

Station	Natural Gas Transportation Counterparty	Contract Expiration Date(s)
Gila	Transwestern Pipeline Co./El Paso Natural Gas Company, LLC	2029-2040
Luna	El Paso Natural Gas Company, LLC	2032
Sundt	El Paso Natural Gas Company, LLC	2039-2048
DeMoss Petrie	Southwest Gas Corporation	Retail Tariff
North Loop	Southwest Gas Corporation	Retail Tariff
Transmission and Distribution
TEP owns and operates distribution and transmission facilities located in Arizona and New Mexico. These facilities are located on property owned by: (i) TEP; (ii) public entities; (iii) private entities; and (iv) Tribal Nations. TEP's transmission and distribution systems include approximately 2,233 miles of transmission lines and 8,088 miles of distribution lines as of December 31, 2025.
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
ENVIRONMENTAL MATTERS
The EPA regulates, or has the authority to regulate, the amount of SO2, NOx, CO2, particulate matter, mercury, and other by-products produced by generation facilities. TEP may incur additional costs to comply with future changes in federal and state environmental laws, regulations, and permit requirements at its facilities. Environmental laws and regulations are subject to a range of interpretations, which may ultimately be resolved by the courts. Because these laws and regulations continue to evolve, TEP is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. TEP expects recovery of the cost of environmental compliance through Customer Rates and cost recovery mechanisms.
Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources of this Form 10-K for additional information related to environmental laws and regulations as well as environmental compliance capital expenditures.
HUMAN CAPITAL
As of December 31, 2025, TEP had 1,809 employees, of which approximately 760 were represented by the IBEW. The current collective bargaining agreement between the IBEW and TEP was ratified in June 2023 and expires on June 30, 2028. TEP also engages with independent contractors in the ordinary course of its business, as necessary.
Human Capital Strategy and Code of Ethics Oversight
TEP is dedicated to cultivating a positive work environment for its employees through various initiatives consistent with its values. By fostering a strong organizational culture, TEP attracts and retains skilled talent while preserving institutional knowledge and mentorship opportunities. Active participation by the Executive Officers and Board of Directors in shaping strategies that support employee success is crucial. As part of its business strategy, TEP focuses on helping employees thrive by providing learning opportunities, fostering collaboration and inclusion, and further enhancing the Company’s safety culture.

TEP's compliance team and Board of Directors conduct an annual review of the Company's Code of Ethics and Business Conduct (Code), and considers employee feedback, as appropriate, when making any updates. The Code serves as TEP's ethical compass and expressly prohibits: (i) retaliation; (ii) discrimination; (iii) harassment; or (iv) abuse of positions of trust. The Code is designed to promote a safe and respectful workplace where employees feel valued and secure.
Employee Engagement, Inclusion, and Development
Engagement and inclusion are fundamental to TEP’s vision and values. TEP is committed to fostering an inclusive culture that respects varied perspectives and experiences. The Company remains dedicated to developing and strengthening capabilities that empower and motivate employees to achieve excellence together.
Business Resource Groups
The Company supports several BRGs, which are voluntary, employee-led organizations with defined missions, objectives, and practices designed to foster career development and engagement. BRGs are open to all employees, regardless of background or identity. These groups also support alignment with TEP’s strategic business priorities. Members collaborate by exchanging ideas and addressing issues, thereby contributing to an inclusive and respectful work environment. Notable BRGs include:
•Veterans in Energy — dedicated to: (i) building relationships among members; (ii) providing support and mentorship for military veterans and families; and (iii) promoting engagement and retention of military veteran employees.
•Women in Energy — dedicated to: (i) inspiring women in their professional growth; and (ii) promoting engagement.
•Native American, Tribal, and Indigenous Voices in Energy — dedicated to: (i) offering resources and a welcoming workplace for Native American employees; and (ii) supporting Native American employees' access to professional development opportunities.
Workforce Talent Pipeline
TEP's workforce talent pipeline initiatives center on attracting, engaging, and developing a workforce with a range of backgrounds and experiences.
TEP participates in the Troops to Energy Jobs program that works with the Center for Energy Workforce Development to match military skills with open positions across the Company. TEP has sponsored multiple military internships for separating or retiring service members in partnership with Davis-Monthan Air Force Base and other military bases. As of December 31, 2025, 10% of TEP's employees were military veterans.
Employee Safety
TEP maintains comprehensive programs designed to support employee safety and well-being, with an emphasis on occupational health, structured safety management practices, injury case management, and active safety committees. These efforts are intended to reduce the frequency and severity of workplace injuries and to promote a strong safety culture through prevention, employee involvement, and continuous improvement. Safety performance is closely monitored by management and overseen through TEP's ERM framework.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive Officers, who are elected annually by TEP’s Board of Directors, acting at the direction of the Board of Directors of UNS Energy, as of January 1, 2026, are as follows:

Name	Age	Position(s) Held	Executive Officer Since
Susan M. Gray (1)	53	Chief Executive Officer	2015
Erik B. Bakken	53	President	2018
J. Caleb Adcock (1)	42	Chief Financial Officer and Senior Vice President	2023
Cynthia A. Garcia	58	Chief Operating Officer and Senior Vice President	2020
Erik D. Keller	62	Chief Information Officer and Vice President	2025
Amy J. Welander (1)	47	Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer	2023
Dallas J. Dukes	58	Senior Vice President of Customer and Strategic Affairs	2019
D. Eric Bronner	56	Vice President, Energy Management, Planning and Development	2025
Ana M. Bustamante	53	Vice President, Energy Delivery	2025
Orrin T. Nay	61	Vice President of Energy Resources	2022
Christopher W. Norman	50	Vice President, Public Policy	2022
Jason J. Rademacher	48	Vice President, Finance and Rates	2025
Michael E. Sheehan	58	Vice President, Fuels and Resource Planning	2020
Gail M. Zody-Serbia	48	Vice President of Human Resources	2022
Martha B. Pritz	64	Treasurer	2017
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
Cybercrime, which includes the use of malware, ransomware attacks, computer viruses, and other means for disruption or unauthorized access has increased in frequency, scope, and potential impact in recent years due to heightened geopolitical instability, an increase in remote work, the increased threat actor use of AI, and the continued monetization of cybercrime. The Company is subject to inherent technological risk from hacking, ransomware, software viruses, and other types of data security breaches, as well as to third-party cybersecurity risk. Furthermore, the nature and sophistication of cyber-attacks continue to evolve as cyber-attackers use AI to develop malicious code and sophisticated phishing attempts and other attacks on operational control systems and data. The Company's utility business requires access to and retention of sensitive customer data, including personal and credit information, in the ordinary course of business. The Company relies on the continued operation of sophisticated digital information technology systems and network infrastructure to operate the utility as part of an interconnected regional electrical grid. TEP's operations technology systems face a heightened risk of cyber-attack due to the critical nature of such infrastructure.
TEP's information technology systems and network infrastructure have been subject to, and will likely continue to be subject to, cyber-attacks from foreign or domestic sources attempting to gain unauthorized access to information and/or information systems through computer viruses and phishing attempts either directly or indirectly through its vendors or related third parties. Such attempts could be motivated by a desire to disrupt utility operations or seek financial gain. A third-party or supply chain compromise may increase risk to Company systems and data in dynamic and unforeseeable ways.
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
New and changing technologies, including the integration of Artificial Intelligence into business operations, may expose TEP to risks related to data privacy breaches, algorithmic bias, and legal liability, which could have a negative impact on the Company's business and results of operations.
TEP is increasingly integrating AI technologies into various aspects of its operations, including cybersecurity phishing protection, wildfire detection, customer analytics, and user productivity tools. While these technologies are intended to improve efficiency and customer outcomes, they present exposure to risk. AI systems are subject to dynamic inaccuracy and bias, which may not be identifiable and for which TEP may be legally liable. Additionally, our use of AI could increase cybersecurity and data protection risks. AI systems may process sensitive data, and any mismanagement of such information could result in regulatory, legal, or reputational harm. The rapid evolution of AI technologies may expose TEP to new and unforeseeable risks, including challenges in compliance, oversight, and operational reliability. If, despite risk management efforts, any of these outcomes are realized, they could have a negative impact on TEP's business and results of operations.
TEP is subject to capacity shortfalls which could result in an inability for the Company to reliably serve load requirements and could negatively affect TEP’s results of operations, net income, and cash flows.
Increased capacity scarcity in the Western United States may result in TEP's inability to meet customer demand. Conditions that could cause a capacity shortfall include but are not limited to: water scarcity, fuel supply shortages related to constrained natural gas pipelines or coal delivery interruptions, increased customer demand, including, in each case, as a result of potential new large customers such as data centers, coal mine or natural gas well field outages, an extreme weather event, a wildfire, changes in regulatory policy, unplanned outages, including extensions of planned outages due to equipment failures or other complications, in-service delays of new generation and transmission resources, and/or retirement of generation resources. These conditions have and may continue to require collaboration with other regional energy providers to investigate additional resources and technologies, including nuclear and natural gas-fired generation and increased gas pipeline capacity, necessary to meet the future needs of customers. Additionally, these conditions may contribute to market price volatility and increased difficulty in procuring market energy. An inability to serve load requirements could negatively affect TEP’s results of operations, net income, and cash flows.
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

Federal actions have delayed some planned coal‑fired plant retirements. However, long‑term economic and regulatory pressures on coal generation persist, and coal suppliers continue to face financial strain, as evidenced by past bankruptcies and mine closures. As a result, coal supply and pricing may remain volatile, which could adversely affect the cost and reliability of fuel for our remaining coal‑fired facilities while they remain active, which is anticipated to continue until 2032.
Also, a significant portion of TEP's capital plan includes the construction of capital projects to serve the growing demand for electricity which may result from the introduction of new large customers. These projects and plans are subject to risks and uncertainties including, among others, changes in legislation or regulation, such as environmental compliance requirements, direct and indirect trade and tariff impacts, supply chain disruptions, regulatory approvals, state and local opposition, and other events beyond TEP's control, any of which could materially affect the schedule, cost, and performance of these projects. A failure to execute these projects successfully, and on a timely basis, could negatively affect TEP's financial condition or results of operations.
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
Drought conditions in the Western United States have and may continue to lead to a regional decrease in surface water and groundwater accessibility. Drought conditions may result in: (i) additional regulation, impacting TEP's water use for generation; and (ii) regional power constraints, impacting power market prices. Regional water scarcity may also impact new and existing customers' operations and future economic development, affecting retail sales volumes and related revenue, as well as the region's ability to contain and mitigate risk from wildfires.
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
TEP incurs costs to comply with legislative and regulatory requirements. Changes to these requirements, including those relating to clean energy, have occurred and could arise again in the future through federal, state, or local actions, including ballot initiatives. Additionally, the City of Tucson is studying the feasibility of municipalization. TEP could be adversely affected if we are subject to municipalization or other related government action.
TEP's ability to recover its investments and costs associated with legislative and regulatory initiatives will, in large part, depend on the final form of legislative, regulatory, or government actions and any subsequent repeal of such actions. Further increases to rates could negatively affect the affordability of rates charged to customers, which may negatively affect TEP’s results of operations, net income, and cash flows.
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
Retail Sales
TEP earns the majority of its operating revenue and net income in the second and third quarters of the year because retail customers increase their air conditioning usage during the summer. Conversely, net income is limited in the first and fourth quarters of the year due to relatively mild winter weather in TEP's retail service territory. Unseasonably cool summers or warm winters may reduce customer usage, negatively affecting results of operations, net income, and cash flows by reducing sales.
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
Research and development activities are ongoing for new technologies that produce power and/or reduce power consumption, such as renewable energy resources, including energy storage and customer-sited DG, energy-efficient products, and control systems. Ongoing development and use of these technologies continue to have a negative impact on TEP’s use per customer and overall retail sales. TEP's use per customer declined by an average of 1% per year from 2021 through 2025.
Significant Customers
Existing Large Customers
TEP is dependent on a small number of customers for a significant portion of future revenues. A reduction in the electricity sales to these customers would negatively affect results of operations, net income, and cash flows.
TEP’s ten largest customers represented 11% of total revenues in 2025. TEP sells electricity to mines, military installations, and other large commercial and industrial customers. Retail sales volumes and revenues from these customers could decline as a result of, among other things: global, national, and local economic conditions; curtailments of customers' operations due to unfavorable market conditions; military base reorganization or closure decisions by the federal government; the effects of energy efficiency; or the decision by customers to self-generate all or a portion of their energy needs. A reduction in retail kWh sales to any one of TEP’s ten largest customers would negatively affect the Company's results of operations, net income, and cash flows.
Future Large Customers
TEP's revenue growth projections and resource plans are based on assumed additions of a small number of customers with large load requirements. TEP could need to make significant infrastructure investments and commitments to service the associated demand growth. Meeting such demand growth may create challenges to TEP's ability to achieve its aspirational goal related to reducing carbon emissions by 2050. If these prospective customers do not ultimately locate in our service territory, or if the potential customers reduce their load projections for which TEP planned after significant investments are made, it could materially impact our financial condition. Additionally, if TEP is unable to serve these prospective customers, the Company may not be able to fully recover its infrastructure investments and could lose future growth opportunities resulting in reputational harm, including with regulators. A concentration of sales to a small number of such customers, and the scale of investment required to support those customers, intensifies this risk and the potential for a negative impact on TEP's results of operations, net income, and cash flows, as well as on its ability to achieve its carbon emission reduction goals. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of

Operations, Sales Growth and Seasonality, Energy Supply Agreement for additional information regarding our ESA and generation resources to serve a data center campus expected to be located in our service territory.
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
Existing environmental laws and regulations may be revised, and new environmental laws and regulations may be adopted or become applicable to the Company's facilities. Increased compliance costs or additional operating restrictions from revised or additional regulation could have a negative effect on TEP's results of operations, particularly if those costs are not timely and fully recoverable from TEP customers. TEP’s obligation to comply with these laws and regulations as an owner or participant in regulated facilities like Springerville and Four Corners, coupled with the financial impact of future climate change legislation, other environmental regulations and policies, and other business considerations, could jeopardize the economic viability of these generation facilities, including during the conversion of certain of such units from coal-fired to natural gas-fired generation. Additionally, these regulations may jeopardize continued generation facility operations or the ability of individual participants to meet their obligations and willingness to continue their participation in these facilities, potentially resulting in increased operational costs for the remaining participants.
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
FINANCIAL
Early closures of coal-fired or other generation facilities, including uncertainty regarding the timing of such closures, could result in TEP recognizing regulatory impairments or incurring increased costs of operations if recovery of TEP's remaining investments in such facilities and the costs associated with early closures are not permitted through rates charged to customers.
TEP's remaining coal-fired generation facilities may close before the end of their useful lives in response to our transition to a less carbon-intensive energy portfolio, economic conditions, operational considerations, and/or changes in regulation. However, future regulatory, operational, or reliability requirements could also necessitate continued operation of these facilities. TEP has previously closed coal-fired generation facilities prior to the end of their useful lives. If any additional generation facilities from which TEP obtains power, including but not limited to coal-fired units, are closed prior to the end of their useful lives, TEP may need to seek regulatory recovery of the remaining net book value and could incur added expenses relating to accelerated depreciation and amortization, decommissioning and reclamation activities, and cancellation or modification of long-term fuel supply or transportation contracts. As of December 31, 2025, the net book value of TEP's in-service coal-fired generation facilities was $1.0 billion.
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

We rely on access to bank and capital markets as a significant source of liquidity and for capital requirements not satisfied by the cash flows from TEP's operations. Market disruptions such as those experienced in the financial crises of 2008, 2009, and 2020 in the United States and abroad and the ongoing geopolitical tensions may increase the Company's cost of borrowing or negatively affect TEP's ability to access sources of liquidity needed to finance the Company's operations and satisfy its obligations as they become due. These disruptions may include turmoil in the financial services industry, including substantial uncertainty surrounding particular lending institutions with which we do business, increases in interest rates, significant volatility in the bank and capital markets, and general economic downturns in TEP's utility service territory or in the broader economy. If TEP is unable to access credit at reasonable rates, or if the Company's borrowing costs dramatically increase, TEP's ability to finance its operations, meet debt obligations, and execute its financial strategy could be negatively affected. Increases in short-term interest rates would increase the cost of borrowings under TEP's credit facility.
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
The Company is subject to taxation by the various taxing authorities at the federal, state, and local levels where it does business. Legislation or regulation could be enacted, modified, or terminated by any of these governmental authorities, which could affect the Company’s tax positions, results of operations, net income, and cash flows.
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

Risk Management and Strategy
TEP’s cybersecurity risk management program is informed by the National Institute of Standards and Technology Cybersecurity Framework. This program includes dedicated investments in people, processes, and technology to manage and reduce cybersecurity risk, including third-party threats. Multiple layers of security controls are deployed across asset and technology classes with a special emphasis on the reliable and safe operation of TEP’s utility systems. Cybersecurity controls employed include firewalls, access management, multi-factor authentication, backups, endpoint protection, threat intelligence, and security monitoring. TEP continues to adjust and refine this program in response to the shifting threat landscape (including AI-related threats), third-party assessments, and industry best practices.
Cybersecurity risk is tactically and strategically managed by TEP’s Enterprise Cybersecurity team comprised of experienced professionals with various cybersecurity certifications, including CISSP and GICSP. This team uses governmental and industry threat intelligence, such as the Electricity Information Sharing and Analysis Center, Cybersecurity and Infrastructure Security Agency, and internal cybersecurity tools to proactively identify, assess, manage, and respond to risk, including network monitoring and vulnerability scanning.
TEP regularly conducts evaluations and testing of its design and operational effectiveness of security controls and is subject to external independent cybersecurity audits including those associated with the NERC Critical Infrastructure Protection standards. TEP engages third-party services to provide consulting on best practices to address new and existing challenges. TEP participates in regular cybersecurity roundtable discussions with peer cybersecurity professionals to review current threats and opportunities, lessons learned, and best practices. TEP’s Compliance Program Management Office provides additional ongoing internal oversight of response to cybersecurity regulation. Third-party cybersecurity risk is addressed through vendor risk management processes and includes technology reviews and contractual specifications. Third-party risk management is designed to reduce risk associated with the use of third-party providers.
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
Governance
Cybersecurity risk is identified and tracked through TEP’s ERM program that consists of formal vetting and quarterly reporting to the UNS Energy Audit and Risk Committee and the UNS Energy Board. The UNS Energy Board Environmental, Safety, and Security Committee oversees cybersecurity strategy, performance, and risk, and timely reviews cybersecurity events, depending on severity, even if not material to TEP. The UNS Energy Board is notified of significant cybersecurity events as outlined in UNS Energy's Cybersecurity Incident Response and Reporting Plan.
TEP's Security Steering Committee provides management oversight to its cybersecurity strategy, performance, and risk assessment and management. This committee also reviews significant cybersecurity events, including the scope of the incident and the associated prevention, detection, mitigation, and remediation efforts. This committee includes the Chief Operating Officer, Chief Information Officer, Chief Compliance Officer, Chief Financial Officer, Senior Director overseeing Enterprise Security, and others with the requisite cybersecurity experience, training, and skills who oversee TEP’s ERM program. The Chief Information Officer has 20 years of experience leading technology strategy, operations, transformation, cybersecurity, and compliance across diverse industries, including large public and private equity-owned firms. The Senior Director overseeing Enterprise Security has 17 years of experience in managing technology and risks and advising on cybersecurity issues, and holds CISSP and GICSP certifications.

ITEM 2. PROPERTIES
TEP owns its corporate headquarters and operational support facilities serving its Tucson-area operations, all of which are located in Tucson, Arizona.
TEP maintains land easements for transmission facilities on tribal lands of the Zuni, Navajo, and Tohono O’odham Nations. Four Corners is located on property held under a land easement from the United States and a lease from the Navajo Nation. TEP's land easements expire at various times and require renewal by the applicable tribal or federal agencies. The cost to renew certain transmission rights-of-way remains uncertain. TEP jointly owns the property where Luna is located with PNM and Samchully Power & Utilities 1 LLC. TEP also jointly owns the property where Gila River is located with SRP and UNS Electric.
TEP’s rights under certain land easements and leases may be subject to defects such as:
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

ITEM 3. LEGAL PROCEEDINGS
TEP is party to various legal actions arising in the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company believes such normal and routine litigation will not have a material impact on its operations or financial results.
See Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.
Pursuant to Item 103 of Regulation S-K under the Exchange Act, TEP discloses environmental proceedings to which a governmental authority is a party if TEP reasonably believes such proceedings may result in monetary sanctions, exclusive of interest and costs, above a stated threshold. TEP has elected a threshold of $1 million for this purpose. As of the date of this filing, no environmental proceeding meets the Company's disclosure threshold.

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
This section primarily discusses 2025 and 2024 items and year-to-year comparisons between these years. Discussions of 2023 activity and year-to-year comparisons between 2024 and 2023 can be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for our fiscal year ended December 31, 2024.
Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes in Part II, Item 8 of this Form 10-K. For information on factors that may cause our actual future results to differ from those we currently anticipate, see Forward-Looking Information and Part I, Item 1A. Risk Factors of this Form 10-K.
References to "we," "our," and "us" refer to TEP.

OUTLOOK AND STRATEGIES
Our financial performance and outlook are affected by many factors, including: (i) global, national, regional, and local economic conditions; (ii) volatility in the financial markets; (iii) environmental laws, regulations, and policies; and (iv) other regulatory and legislative actions, and changes in governmental policies, programs, and priorities, such as energy policy, as well as their impact on the factors listed above. Our plans and strategies include:
•Maintaining affordable rates and reliable service for our customers while promoting economic development within our service territory to enable prosperity in the communities we serve.
•Achieving constructive outcomes in our regulatory proceedings that will provide us more timely cost recovery and an opportunity to earn an appropriate return on our rate base investments.
•Continuing our transition to a less carbon-intensive energy portfolio while complying with regulatory requirements and maintaining financial strength. We have established an aspirational goal of net zero direct GHG emissions by 2050 emphasizing our commitment to decarbonize while preserving customer reliability and affordability. While we still intend to exit all ownership interests in coal-fired generation by 2032, we are reevaluating our interim goal which aimed to reduce carbon emissions by 80% (compared to 2005) by 2035. Our ability to achieve these goals could be impacted by various federal and state energy policies, significant load growth, and the pace of clean-energy technology development.
•Focusing on our core utility business through operational excellence, investing in infrastructure to ensure reliable service, and maintaining a strong community presence.
Performance - 2025 Compared with 2024
We reported net income of $283 million in 2025 compared with $289 million in 2024. The decrease of $6 million, or 2%, was primarily due to (net of tax):
•$13 million in higher interest expense primarily due to the issuance of debt in August 2024 and February 2025;

•$11 million in higher base operations and maintenance expenses primarily due to an increase in employee wages and benefits expenses and an increase in outside services expenses; partially offset by lower operation and maintenance expenses at our generation facilities;
•$8 million in higher depreciation expense primarily due to an increase in asset base;
•$6 million in lower margin from wholesale transactions primarily due to unfavorable market conditions resulting in a decrease in revenues from wholesale trading as defined in the PPFAC plan of administration;
•$6 million in lower other service revenue primarily due to lower fees earned for serving as the operator of Springerville Units 3 & 4; and
•$3 million in lower interest income due to lower cash balances in interest-bearing bank accounts in 2025.
The decrease was partially offset by:
•$19 million in higher AFUDC due to an increase in eligible construction expenditures;
•$17 million in higher margin from retail revenue primarily due to an increase in the retail component of our transmission revenue requirement due to a higher rate base and higher LFCR revenue; partially offset by lower usage as a result of milder temperatures moderated by customer growth; and
•$6 million in higher margin from transmission revenue due to an increase in our transmission revenue requirement due to a higher rate base.

FACTORS AFFECTING RESULTS OF OPERATIONS
The most significant factors affecting our current and future results of operations include regulatory matters, generation resource strategy, and sales growth and seasonality.
Regulatory Matters
We are subject to comprehensive regulation. The following discussion describes material regulatory developments, market participation initiatives, and government actions that affect our business.
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
•a new ARAM that is a formula rate adjustor designed to update rates annually based on historical changes in our revenue requirement;
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
ACC Formula Rate Plan Policy
In December 2024, the ACC adopted a formula rate policy statement that provides a framework for regulated utilities to propose a formula rate plan in future rate cases. A formula rate plan, if approved by the ACC, would adjust rates annually based on a predetermined formula. Formula rate plans are expected to improve rate stability for customers, while also reducing regulatory lag and related costs, as well as reducing the reliance on and number of adjustor mechanisms. The Residential Utility Consumer Officer (RUCO) has challenged the ACC's authority to implement this framework through a policy statement, and in November 2025, the Arizona Court of Appeals ruled that the RUCO may proceed with its challenge. We are unable to predict the timing or outcome of these regulatory and legal processes. The ACC has previously approved adjustor mechanisms, including formula-based mechanisms, in rate cases.
Southwest Power Pool Markets+
In November 2024, we and other Arizona utilities announced plans to join Southwest Power Pool Markets+, a day-ahead and real-time wholesale energy market, with anticipated participation as early as 2027. The FERC conditionally approved the Markets+ tariff in January 2025. In April 2025, the FERC accepted the funding agreement signed by us and other participating utilities to support the market's development and implementation. Our participation in Markets+ is expected to (i) reduce our cost to serve customers; (ii) increase access to clean energy resources; and (iii) enhance system reliability.
Renewable Energy and Electric Energy Efficiency Standards Repeal
In January 2024, the ACC opened dockets to review the RES and EE Standards. Under the current RES rules, Arizona regulated electric utilities were required to gradually increase their use of renewable energy until it represented at least 15% of their total annual retail energy sales by the end of 2025, with a portion sourced from customer-sited DG. Under the EE Standards, the ACC requires electric utilities to implement cost-effective programs to reduce customers' energy consumption.
In October 2025, a NOPR recommending the repeal of the RES rules was published in the Arizona Administrative Register. A second NOPR, proposing the repeal of the EE Standards, was also published in October 2025. We are unable to predict the timing or outcome of these rulemaking proceedings.
City of Tucson Energy Sourcing Study
The City of Tucson engaged a consulting and engineering firm to analyze alternatives to our provision of electric service, including a study of a potential municipal electric service utility. While an initial draft of the study, published in April 2025, suggests that a city-owned utility serving primarily Tucson customers could offer potential customer savings, the study also notes that the City of Tucson would assume significant risks and incur substantial costs if it pursued municipalization. These costs would include purchasing property and plant at fair value and separating our remaining electrical grid from the City of Tucson.
Before moving forward, the City of Tucson would need to authorize additional funding for extensive due diligence to demonstrate engineering and economic feasibility. Establishing a municipal electric service utility would ultimately require approval by a majority of the voters of the residents of the City of Tucson in a general or special municipal election. If voters approved municipalization, the City of Tucson would need to exercise its right of eminent domain by filing an action for condemnation in Pima County Superior Court, and any determination in such condemnation proceedings would be subject to appeal. In May 2025, the Tucson City Council voted to accept the study and has not taken further action to pursue municipalization at this time.

Securitization
In May 2025, Arizona's governor signed House Bill 2679, which allows for securitization bond financing by public power utility companies in Arizona. Under the legislation, bonds can be issued by a special purpose entity, the costs of which are payable by the utility company's customers through an irrevocable tariff charged by the utility company upon approval of the tariff by the ACC. The proceeds of such bonds are required to be used to finance the utility company's qualifying costs or investments including the remaining unrecovered book value of its assets retired or planned to be retired. This legislation allows for potentially lower overall financing costs to be recovered from customers than those charged through traditional rates. We do not currently have plans related to securitization bond financing.
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
Generation Resource Strategy
Our long-term resource planning strategy is to continue our transition to a less carbon-intensive energy portfolio by expanding renewable energy, energy storage, and natural gas resources while planning to exit ownership interests in coal-fired generation by 2032. Our existing coal-fired generation fleet faces a number of uncertainties affecting the viability of continued operations, including changing state and federal law and energy policies, competition from other resources, fuel supply, and land lease contract extensions. Given these uncertainties and the need to economically replace such generation to support anticipated load identified in our 2023 IRP, we plan to convert Springerville Units 1 and 2 from coal-fired generation to natural gas-fired generation by 2030. This conversion allows us to leverage existing infrastructure with the development of replacement energy sources while also furthering our goals of ending our use of coal-fired generation and supporting both customer affordability and reliability. We will seek regulatory recovery for any amounts that would not otherwise be recovered as a result of the conversion of Springerville Units 1 and 2 and our planned exit from Four Corners in 2031.
In 2023, we filed our 2023 IRP with the ACC, which outlines our plan to expand our clean energy portfolio to support anticipated growth and maintain affordable, reliable service as we work towards an aspirational goal of net zero direct GHG emissions by 2050. In October 2024, the ACC acknowledged our 2023 IRP and found it to be reasonable and in the public interest. Our plan to convert Springerville Units 1 and 2 from coal-fired generation is expected to increase natural gas-fired generation compared to our 2023 IRP. The execution of our 2023 IRP is dependent on obtaining regulatory recovery in future rate proceedings.
In 2022, we issued an ASRFP (2022 ASRFP), which allowed for all resource types, including, among others, new wind and solar generation, battery storage, and energy efficiency resources. As a result of our 2022 ASRFP, we entered into:
•an EPC agreement in September 2023 to develop Roadrunner Reserve I. Roadrunner Reserve I is a standalone BESS facility with a nominal capacity rating of 200 MW and energy capacity of 800 MWh that was placed in service in July 2025;
•a renewable PPA in January 2024 with Wilmot II. Wilmot II will have 100 MW of solar capacity accompanied by 100 MW of battery storage with energy capacity of 400 MWh, with an anticipated in-service date in 2026; and
•a renewable PPA in April 2024 with Winchester. Winchester will have 80 MW of solar capacity accompanied by 80 MW of battery storage with energy capacity of 320 MWh, with an anticipated in-service date in 2027.
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
Production Tax Credits
PTCs are federal tax credits earned per-kWh of electricity generated using qualified energy resources for a 10-year period after a qualifying facility is placed in service. In 2021, Oso Grande, a qualifying energy resource, was placed in service. While costs associated with operating the facility are recorded throughout the year, PTCs are recognized through the effective tax rate provision and are primarily recognized in the third quarter due to weather patterns that contribute to seasonal fluctuations in taxable earnings. We recorded approximately $17 million and $21 million in PTCs related to Oso Grande in 2025 and 2024, respectively. The PTC rate published by the IRS for wind facilities placed in service prior to 2022 is $0.030 for 2025 and was $0.029 for 2024.
Electricity generated from Oso Grande depends heavily on wind conditions. If actual conditions differ from our estimates, or if operational constraints arise, including insufficient transmission capacity to deliver the electricity, then the project's generation and associated PTCs may vary significantly from prior periods.
Pipeline Expansion Agreement
In September 2025, as part of ongoing efforts to support system reliability and to meet future load growth, we entered into a long-term gas transportation precedent agreement to secure reliable access to natural gas. The agreement supports the development of a new third-party pipeline. Subject to the receipt of required regulatory approvals and other conditions, the pipeline is expected to be in service by late 2029.
Once the pipeline enters commercial operation, we will enter into a gas transportation service agreement with estimated purchase commitments of approximately $1.5 billion over 25 years.
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
In addition to the ESA described below, we are analyzing additional requests from existing and potential new large retail customers and cannot predict the quantity or timing of the energy demand, if any, that may result.
Energy Supply Agreement
In 2025, we reached an agreement, subject to contractual contingencies, to serve a data center campus expected to be located in our service territory, requiring potential power demand of approximately 300 MW. In December 2025, the ACC approved the ESA. The ESA provides additional consumer protections such as establishing minimum monthly payment obligations that apply irrespective of customer energy use, authorizing termination fees supported by financial assurance mechanisms, and imposing credit standards designed to mitigate the risk of default. We also reached an agreement with respect to an accompanying construction project to design, engineer, procure, construct, install, and place into service transmission and switchyard facilities to provide retail electric service to the customer. In September 2025, the FERC approved the project construction agreement. The data center campus is projected to be operational as early as 2027, with a ramp schedule through 2029. We currently expect to serve this customer from our existing and planned generation resources.
Following the ACC's approval in December 2025, certain parties, including the Arizona Attorney General and the City of Tucson, contested the ACC's decision to approve the ESA and requested a rehearing by the ACC. The ACC did not respond to these requests and as a result they were deemed denied. The deadline for parties to file formal legal challenges is February 19, 2026. We cannot predict the timing or outcome of these proceedings.
Weather Patterns
Changing weather patterns and other factors cause seasonal fluctuations in power sales. Our retail sales are highest in the second and third quarters of the year when cooling demand is higher, which results in higher revenue during this period. By contrast, lower sales of power occur during the first and fourth quarters of the year, due to mild winter weather in our retail service territory. Our operating costs are generally consistent throughout the year, which produces higher operating income in the second and third quarters and lower operating income in the first and fourth quarters.
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
The following discussion provides the significant items that affected our results of operations for the year ended 2025 compared to 2024 presented on a pre-tax basis.
Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Years Ended December 31,		Increase (Decrease)	Year Ended December 31,	Increase (Decrease)
(in millions)	2025	2024	Percent	2023	Percent
Operating Revenues
Retail	$1,250	$1,321	(5.4)%	$1,283	3.0%
Wholesale, Long-Term	60	57	5.3%	76	(25.0)%
Wholesale, Short-Term (1)	139	186	(25.3)%	253	(26.5)%
Transmission	61	55	10.9%	56	(1.8)%
Springerville Units 3 and 4 Participant Billings	89	106	(16.0)%	111	(4.5)%
Other	90	80	12.5%	96	(16.7)%
Total Operating Revenues	$1,689	$1,805	(6.4)%	$1,875	(3.7)%
(1)Includes revenue realized from wholesale trading as defined in the PPFAC plan of administration. We share 10% of any realized gains on trading transactions with retail customers through the PPFAC mechanism.
We reported Operating Revenues of $1,689 million in 2025 compared with $1,805 million in 2024. The decrease of $116 million, or 6%, was primarily due to:
•$71 million in lower retail revenue primarily due to lower PPFAC cost recoveries as a result of a decrease in the PPFAC rate and lower usage as a result of milder temperatures moderated by customer growth; partially offset by an increase in the retail component of our transmission revenue requirement due to a higher rate base;
•$47 million in lower short-term wholesale revenue primarily due to a decrease in volume and price, and a decrease in revenue from wholesale trading as defined in the PPFAC plan of administration due to unfavorable market conditions; and
•$17 million in lower Springerville Unit 4 participant billings primarily due to higher reimbursable planned outage costs in 2024 and lower fees earned for serving as the operator of Springerville Units 3 and 4 in 2025.
The decrease was partially offset by:
•$10 million in higher other revenue primarily due to higher LFCR revenues; and
•$6 million in higher transmission revenue due to an increase in our transmission revenue requirement due to a higher rate base.

The following table provides key statistics impacting Operating Revenues:

	Years Ended December 31,		Increase (Decrease)	Year Ended December 31,	Increase (Decrease)
(kWh in millions)	2025	2024	Percent	2023	Percent
Electric Sales (kWh) (1)
Retail Sales	8,933	8,964	(0.3)%	8,954	0.1%
Wholesale, Long-Term	914	940	(2.8)%	1,314	(28.5)%
Wholesale, Short-Term	4,072	5,061	(19.5)%	4,486	12.8%
Total Electric Sales	13,919	14,965	(7.0)%	14,754	1.4%

Average Revenue (cents per kWh) (2)
Retail	13.99	14.74	(5.1)%	14.33	2.9%
Wholesale, Long Term	6.54	6.09	7.4%	5.79	5.2%
Wholesale, Short-Term	2.93	3.12	(6.1)%	5.23	(40.3)%

Total Retail Customers (3)	456,903	451,937	1.1%	446,762	1.2%
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
Operating Expenses
Fuel and Purchased Power Expense
We reported Fuel and Purchased Power expense of $516 million in 2025 compared with $633 million in 2024. The decrease of $117 million, or 18%, was primarily due to lower PPFAC Recovery Treatment primarily due to a decrease in PPFAC recoveries and an increase in PPFAC eligible costs deferred as a regulatory asset for future recovery.

The following table provides key statistics impacting Fuel and Purchased Power:

	Years Ended December 31,		Increase (Decrease)	Year Ended December 31,	Increase (Decrease)
(kWh in millions)	2025	2024	Percent	2023	Percent
Sources of Energy
Coal-Fired Generation	2,974	3,054	(2.6)%	3,688	(17.2)%
Gas-Fired Generation	7,705	8,679	(11.2)%	7,336	18.3%
Utility-Owned Renewable Generation	660	821	(19.6)%	654	25.5%
Total Generation	11,339	12,554	(9.7)%	11,678	7.5%
Purchased Power	3,135	2,938	6.7%	3,630	(19.1)%
Total Generation and Purchased Power (1)	14,474	15,492	(6.6)%	15,308	1.2%

(cents per kWh)
Average Cost of Generated and Purchased Power
Coal (2)(3)	4.46	4.51	(1.1)%	3.17	42.3%
Natural Gas (2)(4)	2.60	2.20	18.2%	3.27	(32.7)%
Purchased Power (5)	4.16	4.41	(5.7)%	6.11	(27.8)%
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
(5)This metric represents cost as cents per kWh for purchased power. This number is calculated as purchased power cost divided by Purchased Power (kWh). Management uses this metric to compare and monitor the costs of purchased power.
Operations and Maintenance Expense
We reported Operations and Maintenance expense of $449 million in 2025 compared with $447 million in 2024. The increase of $2 million, or less than 1%, was primarily due to:
•$11 million increase in employee wages and benefits expenses; and
•$5 million in higher outside services expenses.
The increase was partially offset by:
•$10 million in lower reimbursable maintenance expense related to Springerville Unit 4 primarily due to higher planned outage costs in 2024; and
•$4 million in lower operations and maintenance expenses at our generation facilities.
Depreciation and Amortization Expense
We reported Depreciation and Amortization expense of $266 million in 2025 compared with $257 million in 2024. The increase of $9 million, or 4%, was primarily due to an increase in asset base.
Other Income (Expense)
We reported Other Expense of $56 million in 2025 compared with $63 million in 2024. The decrease of $7 million, or 11%, was primarily due to $22 million in higher AFUDC due to an increase in eligible construction expenditures.

The decrease was partially offset by:
•$15 million in higher interest expense due to the issuance of debt in August 2024 and February 2025; and
•$3 million in lower interest income due to lower cash balances in interest-bearing bank accounts in 2025.
Income Tax Expense
We reported Income Tax Expense of $45 million in 2025 compared with $44 million in 2024. The increase of $1 million, or 2%, was primarily due to $4 million in lower tax credits related to Oso Grande PTCs; partially offset by $3 million in lower tax expense due to higher AFUDC equity due to an increase in eligible construction expenditures.

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
Available Liquidity

(in millions)	December 31, 2025
Cash and Cash Equivalents	$26
Amount Available under Revolving Credit Agreement (1)	236
Total Liquidity	$262
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
See Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding our market risks. See Note 1, Note 7 and Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding our leases, financing arrangements, and purchase commitments, respectively.

Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing, and financing activities:

	Years Ended		Increase (Decrease)	Year Ended	Increase (Decrease)
(in millions)	2025	2024	Percent	2023	Percent
Operating Activities (1)	$590	$663	(11.0)%	$560	18.4%
Investing Activities (1)	(872)	(788)	10.7%	(633)	24.5%
Financing Activities (1)	289	131	120.6%	65	101.5%
Net Increase (Decrease)	7	6	*	(8)	*
Beginning of Period	49	43	14.0%	51	(15.7)%
End of Period	$56	$49	14.3%	$43	14.0%
*     Not meaningful
(1)Calculated on rounded data and may not correspond exactly to amounts on the Consolidated Statements of Cash Flows.
Operating Activities
Net cash flows provided by operating activities decreased by $73 million in 2025 compared with 2024 primarily due to lower PPFAC recoveries in 2025; partially offset by the receipt of proceeds from the sale of investment tax credits.
Investing Activities
Net cash flows used for investing activities increased by $84 million in 2025 compared with 2024 primarily due to an increase in cash paid for capital expenditures.
Financing Activities
Net cash flows provided by financing activities increased by $158 million in 2025 compared with 2024 primarily due to: (i) the redemption of long-term debt in 2024; (ii) dividends paid to UNS Energy in 2024, with no dividends paid to UNS Energy in 2025; and (iii) an increase in equity contributions from UNS Energy; partially offset by: (i) higher repayments of credit facility borrowings, net of proceeds; and (ii) lower proceeds from debt issuance.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of December 31, 2025, we had no short-term investments.
Access to Credit
We have access to working capital through our credit agreement with lenders. Amounts borrowed from the 2021 Credit Agreement are used for working capital and other general corporate purposes. LOCs may be issued from time to time to support energy procurement, hedging transactions, and other business activities. As of December 31, 2025, there was $236 million available under the 2021 Credit Agreement, which reflects no outstanding revolver borrowings and LOCs totaling $14 million issued with fees that accrue at a rate of 1.050% per annum.
See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding our 2021 Credit Agreement.
Debt Financing
We use debt financing to meet a portion of our capital needs and lower our overall cost of capital. Our cost of capital is also affected by our credit ratings. In March 2025, we filed with the SEC an automatic shelf registration statement on Form S-3 which expires in March 2028. In October 2025, the ACC issued an order granting us financing authority which took effect on January 1, 2026. The order provides authority through December 2030 for: (i) a maximum amount of outstanding long-term debt not to exceed $4.5 billion; (ii) parent equity contributions of up to $1.7 billion provided that no such equity infusion results in an increase to the equity portion of our capital structure of more than 50 basis points above the level approved in our rate order in effect at the time of the contribution; and (iii) credit facilities not to exceed $350 million in the aggregate.

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
We anticipate incurring debt in 2026.
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of December 31, 2025, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- (stable) and A3 (stable), respectively.
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
Debt Covenants
Under certain agreements, should we fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of December 31, 2025, we were in compliance with these covenants.
We do not have any provisions in any of our debt agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contributions from Parent
We received equity contributions from UNS Energy of $65 million in 2025 and $50 million in 2024.
Dividends Declared and Paid to Parent
We did not declare or pay dividends to UNS Energy in 2025. We declared and paid $85 million in dividends to UNS Energy in 2024.
Master Trading Agreements
We conduct our wholesale marketing and risk management activities under certain master trading agreements. These agreements may require us to post credit enhancements in the form of cash or LOCs if our exposures exceed unsecured credit limits established for us based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of December 31, 2025, we had no cash posted as collateral to provide credit enhancement related to our wholesale marketing or risk management activities.
Capital Expenditures
Our routine capital expenditures support customer growth, system reinforcement, replacements and betterments, and compliance with environmental rules and regulations. In 2025, total capital expenditures of $828 million included: (i) investments in distribution and transmission assets, including payments for the construction of the Vail to Tortolita 230kV transmission line; and (ii) investments in Roadrunner Reserve II. In 2024, total capital expenditures of $733 million included: (i) investments in distribution and transmission assets, including payments for the construction of the Vail to Tortolita 230kV transmission line; and (ii) investments in Roadrunner Reserve I and II.

Our forecasted capital expenditures presented below exclude amounts for AFUDC equity and other non-cash items:

	Years Ended December 31,
(in millions)	2026	2027	2028	2029	2030
Generation Facilities:
New Energy Resources (1)	$6	$—	$—	$—	$—
Other Generation Facilities (2)	90	62	97	120	346
Total Generation Facilities	96	62	97	120	346
Transmission and Distribution (3)	447	358	322	716	228
General and Other (4)	98	73	75	90	71
Total Capital Expenditures	$641	$493	$494	$926	$645
(1)Includes investments in renewable energy and Roadrunner Reserve II in alignment with our long-term strategy of transitioning to a less carbon-intensive energy portfolio.
(2)Includes investments in existing facilities, including upgrades and ongoing maintenance to ensure reliability.
(3)Investments in transmission capacity and distribution system reliability.
(4)Includes costs for information technology, fleet, facilities, and communication equipment.
These estimates are subject to continuing review and adjustment. Actual capital expenditures may vary due to fluctuations in business and market conditions, including inflationary pressures, tariffs, construction schedules, supply chain constraints, labor shortages and/or labor strikes, potential early plant closures, shifts in generation resources, any changes to governmental programs, such as loans, grants, guarantees, and other subsidies, evolving environmental requirements, local, state or federal regulations and policies, and other factors. We continue to monitor government trade policies, particularly those related to tariffs, and assess their potential impact on our capital projects. Although there has been no material effect on our operations or financial performance in 2025, future increases in tariffs or related supply chain disruptions could significantly raise costs if mitigation efforts are unsuccessful. We expect to fund forecasted capital expenditures through a combination of internally generated cash and external financing, which may include long-term debt issuances, other borrowings, or equity contributions.
Roadrunner Reserve II
In August 2024, we entered into an EPC agreement to develop Roadrunner Reserve II at a cost of $268 million. In 2025, change orders were issued that increased costs by $34 million, bringing the total EPC cost to $302 million. The facility is expected to be placed in service in 2026. As of December 31, 2025, total cost of construction incurred from inception was $302 million. The project costs incurred to date are recorded in Construction Work in Progress on the Consolidated Balance Sheets.
See Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding the EPC agreement.
Income Tax Position
Tax Sharing Agreement
Under the terms of the tax sharing agreement with UNS Energy, we made $4 million in net tax sharing payments in 2025 and $13 million in 2024. Future cash flows are subject to change and are not expected to have a significant impact on our operating cash flows.
Investment Tax Credits
Standalone battery storage systems that began construction before January 29, 2023, may qualify for a base federal tax credit equal to 30% of the eligible costs of the facility. Roadrunner Reserve I has qualified for the base federal tax credit. Based on current eligibility criteria, we anticipate Roadrunner Reserve II will also qualify. See Note 1 and Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information related to the ITCs generated by Roadrunner Reserve I. The IRA provides an election to transfer (i.e., sell) some or all of certain tax credits generated by a qualifying facility to unrelated third parties in exchange for cash. Transfer elections must be made on a facility-by-facility and year-by-year basis. Any election to transfer tax credits must be made and cash must be received on or before the due date of the tax return for the year the facility is placed in service. Roadrunner Reserve I was placed in service in July 2025, and Roadrunner

Reserve II is expected to be placed in service in 2026. In December 2025, TEP received $46 million in cash proceeds for the sale of ITCs related to Roadrunner Reserve I.
One Big Beautiful Bill Act
In July 2025, the OBBBA was signed into law extending several expiring provisions of the 2017 Tax Cuts and Jobs Act and introducing additional business tax provisions. The OBBBA also accelerates the phase out of, and adds various restrictions to, the availability and use of PTCs and ITCs applicable to certain facilities per provisions generally enacted or extended as part of the IRA. The OBBBA did not have a material impact on TEP’s financial position, results of operations, or cash flows.
Environmental Matters
The EPA has the authority to regulate emissions of SO2, NOx, CO2, particulate matter, mercury, and other by-products produced from generation facilities. We may incur additional costs to comply with future changes in federal and state environmental laws, regulations, and permit requirements at our generation facilities. Environmental laws and regulations are subject to a range of interpretations, which may ultimately be resolved by the courts. Because these laws and regulations continue to evolve, we are unable to predict the impact they may have on our operations and consolidated financial results. Complying with these changes may reduce operating efficiency and increase capital and operating costs.
We capitalized $2 million in 2025 and $3 million in 2024 in costs incurred to comply with environmental rules and regulations. In addition, we recorded operations and maintenance expenses related to environmental compliance of $6 million in each of 2025 and 2024. We expect environmental compliance related capital expenditures of $1 million in each year from 2026 through 2029 and $2 million in 2030. We will request and expect recovery of the costs of environmental compliance through Customer Rates and cost recovery mechanisms.
Regional Haze Regulations
The EPA's Regional Haze rule requires certain industrial facilities to reduce emissions that impair visibility in national parks and wilderness areas. The rule calls for states to establish goals and emission reduction strategies for improving visibility in these areas. States must submit these goals and strategies to the EPA for approval in the form of a SIP and must review and submit revisions to the SIP on a periodic basis.
In December 2016, the EPA signed a final rule that, among other things, moved the next deadline for Regional Haze SIP revisions from 2018 to 2021. Following this change, the ADEQ began developing a control strategy to make reasonable progress toward the national visibility goal. In July 2019, the ADEQ notified us that Sundt Unit 3 and Springerville Units 1 and 2 had been selected for potential emissions controls evaluations. We conducted the potential emissions controls evaluations, commonly referred to as the four-factor analysis, for the three units. These evaluations were submitted to the ADEQ in March 2020 and compliance measures for the three units were included in the revised SIP.
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
In February 2025, in response to the EPA’s December 2024 final rule, TEP and SRP filed a joint Petition for Review with the U.S. Court of Appeals for the Ninth Circuit. In September 2025, the Court granted a motion filed by the Coalition to Protect America’s National Parks, the National Parks Conservation Association, and Sierra Club to intervene in the case, which had the effect of taking the case out of abeyance and reinstating a briefing schedule. The petitioners (TEP, SRP, ASARCO, and Phoenix Cement) and respondents (the EPA) jointly filed a motion with the Court asking for the case to be held in abeyance, which the Court granted in December 2025.
In February 2025, TEP and SRP also concurrently filed a joint Petition for Administrative Reconsideration with the EPA. We requested that the EPA reconsider the final rule and act to approve the ADEQ's Regional Haze SIP revision. In July 2025, TEP and SRP filed a supplement to the Petition for Administrative Reconsideration, providing further justification for the EPA to reconsider the final rule, and the EPA granted the request for reconsideration. In October 2025, we filed a modification to the original and supplemental Petition for Administrative Reconsideration providing justification for the EPA’s reconsideration with respect to Sundt Unit 3 and Springerville Units 1 and 2.
We cannot predict the outcome of this matter.

Greenhouse Gas Regulation
In May 2024, the EPA published final rules to regulate GHG emissions from two categories of fossil-based EGUs: (i) existing steam units (including coal- and natural gas-fired); and (ii) new natural gas-fired turbines.
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
•a requirement for states to establish standards of performance that align with the emission guidelines in the form of emission limits. States must submit these standards of performance to the EPA for approval in the form of a state plan, which is due to the EPA in May 2026; and
•new source performance standards for new stationary natural gas-fired combustion turbines, which are subcategorized based on the annual capacity factor for each unit. For base load units (i.e., units with an annual capacity factor greater than 40%), the EPA established a two-phased performance standard. For phase 1, new base load units must initially meet performance standards based on the use of highly efficient combined cycle generation with the best operating and maintenance practices. For phase 2, the final rule requires that such base load units achieve emissions reductions aligned with a 90% CCS rate beginning on January 1, 2032.
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
In May 2024, the EPA published the final Legacy CCR Surface Impoundments Rule that expands the scope of the 2015 CCR Rule to address the impacts from historical CCR management and placement activities that would have ceased prior to 2015. The EPA rule establishes two new categories of federally regulated CCR: (i) legacy surface impoundments, which are inactive surface impoundments at inactive facilities that no longer receive CCR but contained both CCR and liquids on or after October 19, 2015; and (ii) CCRMUs which broadly encompass any location at an operating coal-fired generation facility where CCR would have been placed on land. A CCRMU includes not only historically closed landfills and surface impoundments, but also prior applications of CCR on land, such as for structural fill. The final rule also establishes assessment, groundwater monitoring, closure, and post-closure requirements for legacy CCR impoundments and CCRMUs.

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
Good Neighbor Federal Implementation Plan
In September 2018, the ADEQ submitted to the EPA the Arizona SIP Revision to address the interstate transport of ozone (Arizona Ozone Transport SIP Revision) under the 2015 ozone NAAQS. In June 2022, the EPA proposed to approve the Arizona Ozone Transport SIP Revision, finding that it contained adequate provisions to prohibit emissions that will significantly contribute to nonattainment or interference with maintenance of the 2015 ozone NAAQS in other states.
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
In March 2025, the EPA filed a motion in the U.S. Court of Appeals for the District of Columbia Circuit indicating it plans to reconsider the Good Neighbor Rule. On January 30, 2026, the EPA published the first proposal of a two-phase plan to revise the interstate transport regulations for the 2015 ozone NAAQS. The EPA proposed to approve SIPs from eight states (including Arizona) based on a determination that emissions from these states do not significantly contribute to nonattainment or interfere with maintenance of the 2015 ozone NAAQS in downwind states. The public comment deadline is March 2, 2026. We cannot predict the outcome of this matter.

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
As of December 31, 2025, regulatory liabilities net of regulatory assets in the balance sheet totaled $269 million. There are no current or expected changes in the regulatory environment that impact our ability to apply accounting guidance for regulated operations. If we conclude in a future period that our operations no longer meet the criteria in this guidance, we will record our pension and other postretirement benefit plan regulatory assets or liabilities in AOCL and recognize other regulatory assets and liabilities in the income statement. The impact of this change would be material to our financial statements. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding regulatory matters.
Plant Asset Depreciable Lives
We have significant investments in electric generation, transmission, and distribution assets. We calculate depreciation expense based on our estimate of the useful lives of our plant assets and estimated net removal costs. Depreciation rates for our generation, distribution, and general plant assets are approved by the ACC, and depreciation rates for our transmission, general plant, and intangible assets are subject to approval by FERC. The useful lives of plant assets are further detailed in Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. Changes to depreciation estimates resulting from a change of estimated service life or removal costs could have a significant impact on the amount of depreciation expense recorded in the income statement. See Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding depreciation rates.
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
We identified legal obligations to retire generation facilities specified in land leases for our jointly-owned Four Corners, Navajo, and San Juan facilities. Four Corners and Navajo reside on land leased from the Navajo Nation. The provisions of the Four Corners' lease require the lessees to remove the facilities at Four Corners upon request of the Navajo Nation at expiration of the lease. We are currently incurring costs to remove facilities at Navajo at the request of the Navajo Nation. We also have certain environmental obligations at Gila River, Luna, Sundt, and Springerville. We estimate that our share of the AROs to remove the Navajo and Four Corners facilities and settle the Luna, San Juan, Sundt, Gila River, and Springerville environmental and contractual obligations will be approximately $358 million at the retirement dates. Additionally, we entered into land lease agreements or land easement agreements with certain landowners for the installation of PV and wind assets. The provisions of the PV and wind land leases or land easements require us to remove the PV or wind facilities upon expiration of the agreements. In addition, we are required to properly dispose of or recycle certain PV and energy storage assets under the Resource Conservation and Recovery Act. We estimate our ARO related to the PV, energy storage, and wind assets to be approximately $59 million at the retirement dates. We have identified no other legal obligations to retire generation or energy storage assets.
We have various transmission and distribution lines that operate under land easements and rights-of-way that contain end dates and may contain site restoration clauses. We operate transmission and distribution lines as if they will be operated in perpetuity and will continue to be used or sold without land remediation. As such, there are no AROs for these assets.
The total net present value of our ARO liability recorded in Current Liabilities—Other and Asset Retirement Obligations was $180 million as of December 31, 2025. See Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding AROs.
Additionally, ACC-approved depreciation rates include a component designed to accrue the future costs of retiring assets for which no legal obligations exist. The accumulated balances are recorded as a regulatory liability and represent non-legal estimated cost of removal accruals, net of actual removal costs incurred and salvage proceeds realized. See Note 2 of Notes to

Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding future net cost of removal.
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
•expected returns on plan assets;
•compensation increases;
•mortality assumptions; and
•healthcare cost trend rates.
Discount Rates
As of December 31, 2025, we discounted our future pension obligations at a rate of 5.8% and our other postretirement benefit obligations at a rate of 5.4%. The discount rate for future pension and other postretirement benefit obligations is determined annually based on the rates currently available on high-quality, non-callable, long-term bonds. The discount rate is based on a corporate yield curve using an average yield between the 60th and 90th percentile of Aa-graded U.S. corporate bonds with future cash flows that match the timing and amount of expected future benefit payments.
Expected Returns on Plan Assets
To establish the expected return on assets assumption, we review the asset allocation and develop return assumptions for each asset class based on advice from sources including an investment consultant and the pension’s actuary that includes both historical performance analysis and forward-looking views of the financial markets. As of December 31, 2025, we assumed that our pension plans’ assets would generate a long-term rate of return of 7.3%.
Compensation Increases
As of December 31, 2025, we used an age-based assumption with a weighted average compensation increase of 3.9% to measure pension obligations.
Mortality
The PRI-2012 mortality table projected with a version of improvement scale MP-2021 modified to remove improvements for 2020-2023 due to COVID-19 and with a 15-year convergence and a 0.75% long-term rate was utilized to measure pension obligations as of December 31, 2025.
Healthcare Cost Trend Rates
We used a current year healthcare cost trend rate range between 6.0% and 7.5% in valuing our other postretirement benefit obligation as of December 31, 2025. This rate reflects both market conditions and historical experience.

Sensitivity Analysis
The table below shows the effect on our expense and obligation of a 100-basis point change to its assumptions as of December 31, 2025:

	Effect on Expense		Effect on Obligation
(in millions)	Increase	Decrease	Increase	Decrease
Change to Pension
Discount Rate	$(6)	$8	$(60)	$74
Long-Term Rate of Return on Plan Assets	(4)	4	N/A	N/A
Change to Other Postretirement Benefits
Discount Rate	(1)	1	(5)	6
Long-Term Rate of Return on Plan Assets			N/A	N/A
Healthcare Cost Trend Rate	1	(1)	5	(4)
In 2026, we will incur net periodic pension benefit costs of $11 million and net periodic other postretirement benefit costs of $1 million. We expect to record: (i) $14 million to operations and maintenance expense; and (ii) $4 million to capital. In 2026, we expect to make pension plan contributions of $12 million and other postretirement benefit payments of $4 million.
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
The market prices used to determine fair values for our derivative instruments as of December 31, 2025, are estimated based on various factors including broker quotes, exchange prices, over the counter prices, and time value.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TEP is exposed to certain market risks that can affect asset and liability fair value, results of operations, and cash flows. TEP's significant market risks are primarily associated with commodity prices, interest rates, and extension of credit to counterparties. TEP may enter into financing transactions to manage changes in interest rates. The RMC oversees commodity price risk and credit risk related to wholesale energy marketing and power procurement activities. To limit TEP’s exposure to commodity price risk, the RMC sets trading and hedging policies and limits, which are reviewed frequently to respond to changing market conditions. To limit TEP’s exposure to credit risk, the RMC reviews counterparty credit exposure as well as credit policies and limits on a regular basis.
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
Certain commodity contracts qualify as derivatives and are recorded at fair value. The changes in fair value of such contracts have a high correlation to price changes in the hedged commodities. The following table shows the changes in fair value of TEP's derivative positions:

(in millions)	2025	2024	2023
Unrealized Net Gain (Loss) Recorded to Regulatory (Assets) Liabilities	$(7)	$1	$(81)
TEP's derivative contracts mature on various dates through 2029. The table below displays the valuation methodologies and maturities of derivative contracts by source of fair value:

	Unrealized Gain (Loss) of TEP’s Hedging Activities
	Maturity 0 – 6 months	Maturity 6 – 12 months	Maturity over 1 yr.	Total Unrealized Gain (Loss)
(in millions)	December 31, 2025
Prices Actively Quoted	$(18)	$(4)	$19	$(3)
Sensitivity Analysis of Derivatives
TEP uses sensitivity analysis to measure the potential impact of favorable and unfavorable changes in market prices on the fair value of its derivative contracts. TEP primarily records unrealized gains and losses as either a regulatory asset or liability, respectively. As contracts settle, unrealized gains and losses are reversed and realized gains or losses are recorded to the PPFAC. As of December 31, 2025, TEP did not have derivatives related to the purchase and sale of power. As a result, a 10% change in the market price of purchased power would have no effect on unrealized positions reported as a regulatory asset or liability. For derivatives related to natural gas price hedges, a 10% change in the market price of energy would affect unrealized positions reported as a regulatory asset or liability by approximately $20 million.
Coal Supply Agreements
TEP is subject to fuel price risk from changes in the price of coal used to fuel its coal-fired generation facilities. Risk is mitigated by using long-term coal supply agreements with limited price movement. TEP's coal supply agreements expire in 2031. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations and Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.
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
TEP enters into short-term and long-term transactions related to wholesale marketing and natural gas hedging activities with various counterparties. As of December 31, 2025, TEP's total credit exposure was approximately $30 million including approximately $2 million of exposure to non-investment grade counterparties.
As of December 31, 2025, TEP had no cash posted as collateral to provide credit enhancement and held less than $1 million collateral from wholesale counterparties.
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
The 2021 Credit Agreement provides for: (i) $250 million in revolving credit commitments; (ii) a $15 million swingline sublimit; and (iii) a $50 million LOC sublimit. The agreement matures in October 2028. As of December 31, 2025, TEP had no outstanding revolver borrowings and LOCs totaling $14 million under its credit facility.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of
Tucson Electric Power Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tucson Electric Power Company and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, changes in stockholder's equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
The Company is subject to rate regulation by the Arizona Corporation Commission (“ACC”) and Federal Energy Regulatory Commission (“FERC”). The ACC has jurisdiction with respect to the rates of electric distribution companies in Arizona. The FERC regulates rates and services for electric transmission and wholesale power sales in interstate commerce. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as utility plant; regulatory assets and liabilities; operating revenues; total fuel expense and purchased power expense; increase (decrease) to reflect PPFAC recovery treatment; operation and maintenance expense; and depreciation expense.
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
•We inspected regulatory orders for any evidence that intervenors are challenging full recovery of the cost of any capital projects. For significant projects that were over budget or if full recovery of project costs is being challenged by intervenors, we evaluated management’s assessment of the probability of a disallowance of such costs.

/s/ Deloitte & Touche LLP

Tempe, Arizona
February 11, 2026
We have served as the Company's auditor since 2017.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands)

	Years Ended December 31,
	2025	2024	2023
Operating Revenues	$1,688,702	$1,804,772	$1,875,448

Operating Expenses
Fuel	339,573	334,369	372,692
Purchased Power	130,297	129,431	221,781
Transmission and Other PPFAC Recoverable Costs	59,871	68,061	81,706
Increase (Decrease) to Reflect PPFAC Recovery Treatment	(13,955)	101,157	80,207
Total Fuel and Purchased Power	515,786	633,018	756,386
Operations and Maintenance	449,004	447,287	444,826
Depreciation	234,596	226,051	198,919
Amortization	31,244	30,687	36,876
Taxes Other Than Income Taxes	73,588	71,493	67,484
Total Operating Expenses	1,304,218	1,408,536	1,504,491

Operating Income	384,484	396,236	370,957

Other Income (Expense)
Interest Expense	(120,271)	(105,269)	(95,389)
Allowance For Borrowed Funds	17,306	9,368	5,145
Allowance For Equity Funds	39,778	25,516	14,763
Unrealized Gains (Losses) on Investments	3,328	1,945	2,992
Interest Income	5,827	8,820	11,372
Other, Net	(1,797)	(3,329)	(1,957)
Total Other Income (Expense)	(55,829)	(62,949)	(63,074)

Income Before Income Tax Expense	328,655	333,287	307,883
Income Tax Expense	45,273	44,295	49,229
Net Income	$283,382	$288,992	$258,654
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net Income	$283,382	$288,992	$258,654
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	234,596	226,051	198,919
Amortization Expense	31,244	30,687	36,876
Amortization of Debt Issuance Costs	3,168	3,272	3,067
Use of Renewable Energy Credits for Compliance	50,129	47,800	45,416
Deferred Income Taxes	39,902	31,357	41,618
Pension and Other Postretirement Benefits Expense	16,618	18,038	15,241
Pension and Other Postretirement Benefits Funding	(14,660)	(20,873)	(18,391)
Allowance for Equity Funds Used During Construction	(39,778)	(25,516)	(14,763)
Change in Long-Term Regulatory Assets and Liabilities	(3,810)	12,501	3,615
Sales of Investment Tax Credits	45,730	—	—
Changes in Current Assets and Current Liabilities:
Accounts Receivable	227	20,745	95,724
Materials, Supplies, and Fuel Inventory	(22,239)	(48,070)	(19,381)
Regulatory Assets	(24,428)	43,192	62,827
Other Current Assets	(826)	(3,089)	(3,229)
Accounts Payable and Accrued Charges	(15,025)	(918)	(128,780)
Regulatory Liabilities	1,136	50,076	(7,545)
Other, Net	4,742	(10,928)	(10,317)
Net Cash Flows—Operating Activities	590,108	663,317	559,551
Cash Flows from Investing Activities
Capital Expenditures	(827,896)	(733,096)	(577,766)
Purchase Intangibles, Renewable Energy Credits	(56,165)	(59,521)	(62,444)
Other Investments	—	—	2,935
Contributions in Aid of Construction	11,831	4,850	4,252
Net Cash Flows—Investing Activities	(872,230)	(787,767)	(633,023)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	100,000	95,000	—
Repayments of Borrowings, Revolving Credit Facility	(170,000)	(25,000)	—
Proceeds from Issuance, Long-Term Debt—Net of Discount	299,322	399,376	373,954
Repayments of Long-Term Debt	—	(300,000)	(240,745)
Dividends Paid to Parent	—	(85,000)	(64,100)
Payment of Debt Issuance Costs	(3,693)	(3,744)	(4,095)
Contributions from Parent	65,000	50,000	—
Other, Net	(1,576)	684	72
Net Cash Flows—Financing Activities	289,053	131,316	65,086
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	6,931	6,866	(8,386)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	49,461	42,595	50,981
Cash, Cash Equivalents, and Restricted Cash, End of Period	$56,392	$49,461	$42,595
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2025	2024
ASSETS
Utility Plant
Plant in Service	$9,000,669	$8,349,638
Construction Work in Progress	890,095	850,443
Total Utility Plant	9,890,764	9,200,081
Accumulated Depreciation and Amortization	(2,837,619)	(2,713,492)
Total Utility Plant, Net	7,053,145	6,486,589

Investments and Other Property	75,717	75,662

Current Assets
Cash and Cash Equivalents	26,192	14,063
Accounts Receivable (Net of Allowance for Credit Losses of $13,827 and $12,561 as of December 31, 2025 and December 31, 2024, respectively)	195,923	196,194
Fuel Inventory	59,281	55,267
Materials and Supplies	211,555	196,515
Regulatory Assets	126,836	97,720
Derivative Instruments	9,187	9,732
Other	31,864	31,597
Total Current Assets	660,838	601,088

Regulatory Assets	167,108	177,963
Derivative Instruments	21,123	27,664
Other Noncurrent Assets	161,339	152,557

Total Assets	$8,139,270	$7,521,523
The accompanying notes are an integral part of these financial statements.
(Continued)

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2025	2024
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of December 31, 2025 and 2024)	$1,811,539	$1,746,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	1,650,295	1,366,913
Accumulated Other Comprehensive Loss	(6,930)	(4,015)
Total Common Stock Equity	3,448,547	3,103,080
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of December 31, 2025 and 2024)	—	—
Long-Term Debt, Net	2,792,642	2,494,600
Total Capitalization	6,241,189	5,597,680
Current Liabilities
Borrowings Under Credit Agreement	—	70,000
Accounts Payable	128,540	151,278
Accrued Taxes Other than Income Taxes	58,410	57,847
Accrued Employee Expenses	42,383	37,921
Accrued Interest	23,627	22,260
Regulatory Liabilities	143,851	142,844
Customer Deposits	17,508	16,255
Derivative Instruments	31,143	25,710
Other	29,743	31,665
Total Current Liabilities	475,205	555,780

Deferred Income Taxes, Net	704,199	700,189
Regulatory Liabilities	419,132	362,859
Pension and Other Postretirement Benefits	54,158	68,816
Derivative Instruments	1,750	6,099
Asset Retirement Obligations	175,128	159,056
Other Noncurrent Liabilities	68,509	71,044
Total Liabilities	1,898,081	1,923,843

Commitments and Contingencies

Total Capitalization and Liabilities	$8,139,270	$7,521,523
The accompanying notes are an integral part of these financial statements.
(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Amounts in thousands)

	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2022	$1,696,539	$(6,357)	$968,367	$(2,884)	$2,655,665
Net Income			258,654		258,654
Other Comprehensive Income (Loss), Net of Tax				(945)	(945)
Dividends Declared to Parent			(64,100)		(64,100)
Balances as of December 31, 2023	$1,696,539	$(6,357)	$1,162,921	$(3,829)	$2,849,274
Net Income			288,992		288,992
Other Comprehensive Income (Loss), Net of Tax				(186)	(186)
Dividends Declared to Parent			(85,000)		(85,000)
Contributions from Parent	50,000				50,000
Balances as of December 31, 2024	$1,746,539	$(6,357)	$1,366,913	$(4,015)	$3,103,080
Net Income			283,382		283,382
Other Comprehensive Income (Loss), Net of Tax				(2,915)	(2,915)
Contributions from Parent	65,000				65,000
Balances as of December 31, 2025	$1,811,539	$(6,357)	$1,650,295	$(6,930)	$3,448,547
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
TEP is a regulated utility that generates, transmits, and distributes electricity to approximately 457,000 retail customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the Western United States. TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis.
BASIS OF PRESENTATION
TEP's consolidated financial statements and disclosures are presented in accordance with GAAP, including specific accounting guidance for regulated operations. The consolidated financial statements include the accounts of TEP and its subsidiaries. In the consolidation process, accounts of the parent and subsidiaries are combined, and intercompany balances and transactions are eliminated. TEP jointly owns several generation facilities and transmission systems with both affiliated and non-affiliated entities. The Company records its proportionate share of: (i) jointly-owned facilities in Utility Plant on the Consolidated Balance Sheets; and (ii) operating costs associated with these facilities on the Consolidated Statements of Income. Certain amounts from prior periods have been reclassified to conform to the current year presentation. TEP has reclassified Asset Retirement Obligations from Other Noncurrent Liabilities in the prior period to a separately disclosed line on the Consolidated Balance Sheets to conform with the current period presentation. The reclassification had no impact on TEP’s results of operation, financial position, or cash flows.
Accounting for Regulated Operations
TEP applies accounting standards that recognize the economic effects of rate regulation. As a result, TEP capitalizes certain costs that would be recorded as expense or in AOCI by unregulated companies. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in Customer Rates charged to retail customers or in rates charged to wholesale customers through transmission tariffs. Regulatory liabilities represent expected future costs that have already been collected from customers or amounts that are expected to be returned to customers through billing reductions in future periods.
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
Variable Interest Entities
A VIE is an entity in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity investment at risk for the entity to finance its activities without additional subordinated financial support. TEP regularly reviews contracts to determine if it has a variable interest in an entity, if that entity is a VIE, and if TEP is the primary beneficiary of the VIE. The primary beneficiary is required to consolidate the VIE when it has: (i) the power to direct activities that most significantly impact the economic performance of the VIE; and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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
As of December 31, 2025, the carrying amounts of assets and liabilities in the balance sheet that relate to variable interests under long-term PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as the Company would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.
REPORTABLE SEGMENTS
TEP's principal business operations include generating, transmitting, and distributing electricity to its retail customers. In addition to retail sales, TEP sells electricity, transmission, and ancillary services to other utilities, municipalities, and energy marketing companies on a wholesale basis. TEP has one operating segment, its regulated utility operations. TEP’s CODM is Susan M. Gray who holds the position of Chief Executive Officer of TEP and its parent company, UNS Energy. The CODM uses net income to assess performance and decide how to allocate resources for UNS Energy overall (including employees and financial or capital resources) predominantly in the annual budget and forecasting process. Net income is reported on the Consolidated Statements of Income. Operations and Maintenance expense includes expenses reimbursed by third-parties and expenses related to customer-funded RES and DSM programs. Operations and Maintenance expense excluding these reimbursable and customer funded expenses totaled $355 million, $343 million, and $317 million for the years ended December 31, 2025, 2024, and 2023, respectively. Total assets, the measure of segment assets, is reported on the Consolidated Balance Sheets. Capital expenditures are reported on the Consolidated Statements of Cash Flows.
NEW ACCOUNTING STANDARDS ISSUED AND ADOPTED
The following new authoritative accounting guidance issued by the FASB was adopted in 2025. Adoption of the new guidance had an insignificant impact on TEP's financial position, results of operations, cash flows, and disclosures.
Income Tax Disclosures
In December 2023, the FASB issued accounting guidance that requires additional annual disclosure of disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively. TEP adopted the guidance as of January 1, 2025, and applied the standard retrospectively. See Note 13 for additional disclosures related to income taxes.
NEW ACCOUNTING STANDARDS ISSUED AND NOT YET ADOPTED
Standards Recently Issued by the FASB
The following new authoritative accounting guidance issued by the FASB has not yet been adopted and reflected in TEP’s financial statements. Unless otherwise indicated, TEP is assessing the impact such guidance may have on TEP’s financial position, results of operations, cash flows, and disclosures.
Government Grants
In December 2025, the FASB issued accounting guidance that establishes recognition, measurement, and presentation requirements for government grants for business entities. The update applies to transfers of monetary or tangible nonmonetary assets from a government to a business entity, excluding certain transaction types such as tax incentives. The recognition, measurement, and presentation of a government grant is dependent on the classification of the grant as either related to an asset or related to income. Grants cannot be recognized until it is probable that the entity will comply with the conditions attached to the grant and that the grant will be received. The amendments are effective for annual and interim reporting periods beginning after January 1, 2029, for public business entities. The guidance may be applied using a modified prospective, modified retrospective, or full retrospective approach. Early adoption is permitted.
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued accounting guidance that updates the recognition criteria for internal-use software. The update removes references to software development project stages and requires capitalization of software costs once: (i) management has authorized and committed to funding the project; and (ii) it is probable that the project will be completed and the software will perform its intended function. Evaluating the probability that the project will be completed includes an assessment of whether significant development uncertainty exists. The amendment requires entities to apply the disclosure requirements applicable to property, plant, and equipment to all capitalized internal-use software costs, irrespective of financial statement presentation. The amendments are effective for annual and interim reporting periods beginning after January 1, 2028. The guidance may be applied prospectively, retrospectively, or using a modified transition approach. Early adoption is permitted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Depreciation rates also include a component for estimated future removal costs that have not been identified as legal obligations. TEP recovers estimated future removal costs in Customer Rates and records an obligation for estimated costs of removal as regulatory liabilities.
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

	Years Ended December 31,
(in millions)	2025	2024	2023
Cash and Cash Equivalents	$26	$14	$9
Restricted Cash included in:
Investments and Other Property	23	28	24
Current Assets—Other	7	7	10
Total Cash, Cash Equivalents, and Restricted Cash	$56	$49	$43
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
INVENTORY
TEP values materials, supplies, and fuel inventory at the lower of weighted average cost and net realizable value. Materials and supplies consist of generation, transmission, and distribution construction and repair materials. The majority of TEP's inventory will be recovered in Customer Rates. Handling and procurement costs (such as labor, overhead costs, and transportation costs) are capitalized as part of the cost of the inventory.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The average AFUDC rates on regulated construction expenditures are included in the table below:

	2025	2024	2023
Average AFUDC Rates	7.11%	7.01%	6.91%
Depreciation
Depreciation is recorded for owned utility plant on a group method straight-line basis, excluding software intangible plant, at depreciation rates based on the economic lives of the assets, including estimates for salvage value and removal costs. Depreciation rates for TEP's generation, distribution, and general plant assets are approved by the ACC, and depreciation rates for TEP's transmission, general plant, and intangible assets are subject to approval by FERC.
Below are the average annual depreciation rates for all utility plant:

	2025	2024	2023
Average Annual Depreciation Rates	3.28%	3.22%	3.01%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
TEP has operating leases for office facilities, land, rail cars, and communication tower space that are included in the balance sheet as follows:

	December 31,
(in millions)	2025	2024
Lease Assets
Other Noncurrent Assets	$4	$4
Lease Liabilities
Current Liabilities, Other	1	1
Other Noncurrent Liabilities	3	3
As of December 31, 2025, TEP's future minimum operating lease payments, excluding payments to lessors for variable costs, are $1 million or less in each year from 2026 through 2030 and $2 million thereafter.
TEP's variable lease costs primarily consist of capacity payments for the right to use energy storage facilities associated with certain renewable PPAs with terms through 2041. Variable lease costs totaled $4 million, $3 million, and $4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
RENEWABLE ENERGY CREDITS
The ACC measures compliance with the RES requirements through RECs. A REC represents one kWh generated from renewable resources. When TEP purchases renewable energy, the premium paid above the market cost of conventional generation constitutes the REC cost. For PPAs that achieved commercial operation prior to the filing of the 2024 RES implementation plan, these REC costs are recoverable through the RES tariff. For PPAs that achieved commercial operation after the filing of the 2024 RES implementation plan, the market cost of conventional power and all associated PPA costs, including renewable energy premiums, are recoverable through the PPFAC mechanism.

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
The table below summarizes the balance of TEP's RECs that are included in Other Noncurrent Assets on the Consolidated Balance Sheets:

	December 31,
(in millions)	2025	2024
Beginning of Period	$101	$94
Purchased	51	55
Used for Compliance	(50)	(48)
End of Period	$102	$101
TEP expenses the cost of internally developed RECs and PBI activity, which are not included in the table above. PBI costs are recoverable through the RES tariff.
In October 2025, a NOPR recommending the repeal of the RES rules was published in the Arizona Administrative Register. TEP is unable to predict the timing or outcome of this rulemaking proceeding.
PENSION AND OTHER POSTRETIREMENT BENEFITS
TEP sponsors noncontributory, defined benefit pension plans for substantially all employees hired before January 1, 2025. Benefits are based on years of service and average compensation. The Company also provides limited healthcare and life insurance benefits for retirees hired before January 1, 2025. Employees in non-bargaining roles and specified bargaining units hired on or after January 1, 2025, are not eligible for pension benefits.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Federal ITCs are deferred and amortized as a reduction to income tax expense over a time period approved by the ACC. All other federal and state income tax credits, including PTCs, are treated as a reduction to income tax expense in the year the credit arises.
Current and deferred income tax expense is calculated using the separate-return method, as if TEP filed its own tax return. Under the tax sharing agreement with UNS Energy, TEP makes payments to UNS Energy using this same method.
Investment Tax Credits
TEP has elected to apply ASC 740, Income Taxes, to nonrefundable, transferable ITCs. TEP also presents any gain or loss from the sale of these credits as a component of Income Tax Expense and considers the expected proceeds from such sales in evaluating the realizability of deferred tax assets associated with the credits.
The ACC approved TEP's request to defer recognition of Roadrunner Reserve I ITC-related amounts that would otherwise be included in Income Tax Expense. On the effective date of new rates, TEP expects to amortize the deferred ITC as a reduction to Income Tax Expense over five years.

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
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Years Ended December 31,
(in millions)	2025	2024
Beginning of Period	$(49)	$55
Deferred Fuel and Purchased Power Costs (1)	312	277
PPFAC and Base Power Recoveries	(295)	(381)
End of Period	$(32)	$(49)
(1)Includes costs eligible for recovery through the PPFAC and base power rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Renewable Energy Standard
The ACC’s RES required Arizona regulated electric utilities to increase their use of renewable energy each year until it represented at least 15% of their total annual retail energy sales by the end of 2025. In 2025, TEP's retail kWh sales attributable to renewable energy met the 2025 RES requirement of 15%. Consistent with prior years, TEP met these requirements through a combination of utility-owned resources, PPAs, and customer-sited DG. TEP recovers approved costs of meeting the requirements from retail customers through a RES tariff.
In May 2024, the ACC approved an extension of TEP's 2021 RES implementation plan with a budget of $66 million until further order of the ACC and an increase to the RES tariff to recover under-collected RES funds totaling $17 million. The ACC also waived for TEP the general requirement that Arizona utilities file an annual RES implementation plan. The approved amount funds: (i) above market cost for renewable power purchases under agreements that were operational when the implementation plans were filed; (ii) previously awarded incentives for customer-installed DG; and (iii) various other program costs.
In October 2025, a NOPR recommending the repeal of the RES rules was published in the Arizona Administrative Register. TEP is unable to predict the timing or outcome of this rulemaking proceeding.
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
In October 2025, a NOPR recommending the repeal of the EE Standards was published in the Arizona Administrative Register. TEP is unable to predict the timing or outcome of this rulemaking proceeding.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
filing with the ACC requesting recovery of LFCR revenues recognized in the prior year. The recovery is subject to a year-over-year increase cap of 2% of TEP's applicable retail revenues.
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded on the Consolidated Balance Sheets are summarized in the table below:

	Remaining Recovery Period (years)	December 31,
($ in millions)		2025	2024
Regulatory Assets
Pension and Other Postretirement Benefits (Note 9)	Various	$91	$103
Early Generation Retirement Costs	Various	36	46
Lost Fixed Cost Recovery	1	33	31
Property Tax Deferrals (1)	1	32	32
Transmission Revenue Requirement Balancing Account	1	32	11
Derivatives (Note 12)	4	23	19
Roadrunner Reserve I Accounting Order (2)	Various	16	—
Self-Insured Medical & Short-Term Disability	1	7	4
Income Taxes Recoverable through Future Rates (3)	Various	4	5
Final Mine Reclamation (4)	14	4	9
Unamortized Loss on Reacquired Debt	Various	3	4
Other Regulatory Assets	Various	13	12
Total Regulatory Assets		294	276
Less Current Portion	1	127	98
Total Noncurrent Regulatory Assets		$167	$178

Regulatory Liabilities
Income Taxes Payable through Future Rates (3)	Various	$199	$209
Renewable Energy Standard	Various	102	88
Deferred Investment Tax Credits (5)	Various	94	4
Net Cost of Removal (6)	Various	75	110
Pension and Other Postretirement Benefits (Note 9)	Various	32	19
Over-Recovered Fuel and Purchased Energy Costs	1	32	49
Derivatives (Note 12)	4	20	22
Demand Side Management	1	9	5
Total Regulatory Liabilities		563	506
Less Current Portion	1	144	143
Total Noncurrent Regulatory Liabilities		$419	$363
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
(3)Amortized over 10 years or the lives of the assets. See Note 1 and Note 13 for additional information regarding income taxes.
(4)Represents costs associated with TEP’s jointly-owned facilities at San Juan and Four Corners. TEP recognizes these costs at future value and is permitted to fully recover these costs on a pay-as-you-go basis through the PPFAC mechanism. Final mine reclamation costs are expected to be funded by TEP through 2040. San Juan Unit 1 was retired in 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(5)As federal ITCs are deferred, TEP records a regulatory liability to be refunded to customers. On the effective date of new rates, TEP expects to begin amortizing the portion of the deferred ITCs related to Roadrunner Reserve I over five years.
(6)Represents an estimate of the future cost of retirement, net of salvage value. The reserve is funded through ACC‑approved depreciation rates for transmission, distribution, generation, and general plant assets. These amounts are billed to customers but will not be spent until the assets are retired.
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

NOTE 3. UTILITY PLANT AND JOINTLY-OWNED FACILITIES
UTILITY PLANT
The following table shows Plant in Service on the Consolidated Balance Sheets by major class:

	Annual Depreciation Rate (4)	Average Remaining Life in Years (4)	December 31,
($ in millions)			2025	2024
Plant in Service
Generation	3.05%	20	$3,731	$3,651
Distribution	2.61%	44	2,617	2,407
Transmission	1.69%	31	1,519	1,370
Energy Storage (1)	6.77%	15	355	—
General Plant	6.13%	7	590	703
Intangible Plant, Software Costs, and Other (2)	Various	Various	180	210
Plant Held for Future Use	—	—	9	9
Total Plant in Service (3)			$9,001	$8,350
(1)In July 2025, TEP placed in service Roadrunner Reserve I. Annual Depreciation Rate and Average Remaining Life in Years are based on an industry study and reflect rates requested for approval in the 2025 Rate Case. TEP is deferring depreciation expense for future recovery as part of the Roadrunner Reserve I Accounting Order.
(2)Primarily represents computer software, which is being amortized over three to five years for smaller application software and 10 years for large enterprise software and has an average remaining life of three years.
(3)Includes plant acquisition adjustments of $(206) million as of December 31, 2025 and 2024.
(4)With the exception of Transmission, Energy Storage, and Intangible Plant, based on the 2022 depreciation study available for the major classes of Plant in Service, effective September 1, 2023, as approved by the ACC as part of the 2023 Rate Order. TEP implemented new depreciation rates for Transmission based on the 2018 depreciation study, effective August 1, 2019, as approved as part of the 2022 Final FERC Rate Order.
Roadrunner Reserve I
In July 2025, TEP placed in service Roadrunner Reserve I, a standalone battery energy storage system facility with a nominal capacity rating of 200 MW and energy capacity of 800 MWh, located in southeast Tucson. As of December 31, 2025, there was $355 million in costs related to Roadrunner Reserve I in Plant in Service on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Amortization of Intangible Plant
Intangible Plant primarily consists of computer software. Accumulated amortization of computer software costs was $64 million and $104 million as of December 31, 2025 and 2024, respectively. Amortization of computer software costs totaled $26 million in 2025, $25 million in 2024, and $27 million in 2023. Future estimated amortization costs for existing computer software are $30 million in 2026, $25 million in 2027, $20 million in 2028, $16 million in 2029, and $11 million in 2030.
Intangible Plant includes $(4) million in acquisition discounts not subject to amortization as of December 31, 2025 and 2024.
JOINTLY-OWNED FACILITIES
As of December 31, 2025, TEP was a participant in the following jointly-owned generation facilities and transmission systems:

($ in millions)	Ownership Percentage	Plant in Service	Construction Work in Progress	Accumulated Depreciation	Net Book Value
Four Corners Units 4 and 5	7.0%	$213	$2	$(114)	$101
Luna	33.3%	72	1	6	79
Gila River Unit 3	75.0%	237	4	(64)	177
Gila River Common Facilities	43.8%	84	—	(33)	51
Springerville Coal Handling Facilities	83.0%	207	1	(109)	99
Springerville Common Facilities	86.0%	407	1	(249)	159
Transmission Facilities	Various	601	26	(247)	380
Total		$1,821	$35	$(810)	$1,046
As a participant in these jointly-owned facilities, TEP is responsible for its share of operating and capital costs. TEP accounts for its share of operating expenses and utility plant costs related to these facilities using proportionate consolidation.
ASSET RETIREMENT OBLIGATIONS
The liability for AROs, primarily related to TEP's generation assets, is included in Current Liabilities—Other and Asset Retirement Obligations on the Consolidated Balance Sheets. The following table reconciles the beginning and ending aggregate carrying amounts of TEP's ARO liabilities:

	December 31,
(in millions)	2025	2024
Beginning of Period	$168	$114
Liabilities Incurred (1)	9	—
Liabilities Settled (2)	(3)	(2)
Regulatory Deferral/Accretion Expense	8	6
Revisions to the Present Value of Estimated Cash Flows (3)	(2)	50
End of Period	$180	$168
(1)In 2025, TEP incurred an ARO for Roadrunner Reserve I.
(2)Primarily related to the retirement of Navajo and San Juan.
(3)In 2025, primarily related to revised decommissioning estimates for San Juan and Four Corners. In 2024, primarily related to revised cost estimates to close the Springerville coal ash landfill.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DISAGGREGATION OF REVENUES
The following table presents the disaggregation of TEP’s Operating Revenues on the Consolidated Statements of Income by type of service:

	Years Ended December 31,
(in millions)	2025	2024	2023
Retail	$1,250	$1,321	$1,283
Wholesale	234	268	364
Other Services	102	120	124
Revenues from Contracts with Customers	1,586	1,709	1,771
Alternative Revenues	48	39	38
Other	55	57	66
Total Operating Revenues	$1,689	$1,805	$1,875
Retail Revenues
TEP’s tariff-based sales to residential, commercial, and industrial customers are regulated by the ACC and recognized when power is delivered at the amount of consideration that the Company expects to receive in exchange. Retail revenues include an estimate for unbilled revenues from service that has been provided but not billed by the end of an accounting period. At the end of the month, amounts of power delivered since the last meter reading are estimated and the corresponding unbilled revenue is calculated using anticipated Customer Rates. Unbilled revenues are dependent upon a number of factors that require management’s judgment including estimates of retail sales, customer usage patterns, and pricing. Unbilled revenues primarily increase during spring and summer months then decrease during fall and winter months due to the seasonal fluctuations of TEP’s actual load. The timing of revenue recognition, billings, and cash collections results in billed and unbilled accounts receivable balances. See Note 5 for components of Accounts Receivable, Net on the Consolidated Balance Sheets.
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
Other Revenues
Other Revenues include gains and losses on derivative contracts, common cost allocations to affiliates, and late and returned payment finance charges. See Note 6 for information regarding revenue from related parties and Note 12 for information regarding derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable, Net on the Consolidated Balance Sheets:

	December 31,
(in millions)	2025	2024
Retail	$107	$112
Retail, Unbilled	47	43
Retail, Allowance for Credit Losses	(14)	(13)
Wholesale (1)	33	24
Due from Affiliates (Note 6)	9	10
Other	14	20
Accounts Receivable, Net	$196	$196
(1)Includes $10 million and $8 million as of December 31, 2025 and 2024, respectively, of receivables related to revenue from derivative instruments.
ALLOWANCE FOR CREDIT LOSSES
TEP separately evaluates retail, wholesale, and other accounts receivable for credit losses and has not recorded an allowance for credit losses for non-retail accounts receivable. The following table presents the change in the balance of Retail, Allowance for Credit Losses included in Accounts Receivable, Net on the Consolidated Balance Sheets:

	Years Ended December 31,
(in millions)	2025	2024	2023
Beginning of Period	$(13)	$(12)	$(9)
Credit Loss Expense	(8)	(6)	(7)
Write-offs	7	5	4
End of Period	$(14)	$(13)	$(12)

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
The following table presents the components of related party balances included in Accounts Receivable, Net and Accounts Payable on the Consolidated Balance Sheets:

	December 31,
(in millions)	2025	2024
Receivables from Related Parties
UNS Electric	$7	$7
UNS Gas	2	2
UNS Energy	—	1
Total Due from Related Parties	$9	$10

Payables to Related Parties
UNS Energy	$4	$1
UNS Electric	1	1
Total Due to Related Parties	$5	$2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the components of related party transactions included on the Consolidated Statements of Income:

	Years Ended December 31,
(in millions)	2025	2024	2023
Goods and Services Provided by TEP to Affiliates
Common Costs, UNS Energy Affiliates (1)	$26	$25	$23
Transmission Revenues, UNS Electric (2)	7	8	8
Wholesale Revenues, UNS Electric (2)	3	20	39
Control Area Services, UNS Electric (3)	2	2	2

Goods and Services Provided by Affiliates to TEP
Corporate Services, UNS Energy (4)	$9	$9	$8
Purchased Power, UNS Electric (2)	3	—	2
Corporate Services, UNS Energy Affiliates (5)	1	2	1
Capacity Charges, UNS Gas (6)	1	1	2
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
(3)TEP charges UNS Electric for control area services under a FERC-filed Control Area Services Agreement.
(4)Corporate Services, UNS Energy includes legal and audit, and Fortis' management fees. Costs for corporate services provided by UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 84% of UNS Energy's allocated costs. TEP's share of Fortis' management fees was $8 million in 2025, and $7 million in each of 2024 and 2023.
(5)Costs for corporate services (e.g., finance, accounting, tax, legal, and information technology) and other labor services for UNS Energy Affiliates are directly assigned to the benefiting entity at a fully burdened cost when possible.
(6)UNS Gas charges TEP for natural gas capacity used to supply Gila River.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. DEBT AND CREDIT AGREEMENT
DEBT
Long-term debt matures more than one year from the date of debt issuance. The following table presents the components of Long-Term Debt, Net on the Consolidated Balance Sheets:

			December 31,
($ in millions)	Interest Rate	Maturity Date	2025	2024
Notes
2020 Senior Notes	1.50%	2030	$300	$300
2022 Senior Notes	3.25%	2032	325	325
2024 Senior Notes	5.20%	2034	400	400
2014 Senior Notes	5.00%	2044	150	150
2018 Senior Notes	4.85%	2048	300	300
2020 Senior Notes	4.00%	2050	350	350
2021 Senior Notes	3.25%	2051	325	325
2023 Senior Notes	5.50%	2053	375	375
2025 Senior Notes	5.90%	2055	300	—
Total Long-Term Debt (1)			2,825	2,525
Less Unamortized Discount and Debt Issuance Costs			32	30
Less Current Maturities of Long-Term Debt			—	—
Total Long-Term Debt, Net			$2,793	$2,495
(1)As of December 31, 2025 and 2024, all of TEP's debt is unsecured.
Debt Issuances and Redemptions
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
In December 2024, TEP redeemed at par prior to maturity $300 million aggregate principal amount of 3.05% senior unsecured notes.
Maturities
Long-term debt matures on the following dates:

($ in millions)	Long-Term Debt (1)
2026	$—
2027	—
2028	—
2029	—
2030	300
Thereafter	2,525
Total	$2,825
(1)Total long-term debt excludes $23 million of related unamortized debt issuance costs and $9 million of unamortized original issue discount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CREDIT AGREEMENT
In October 2025, the maturity date of the 2021 Credit Agreement was extended to October 2028. The original credit agreement provided for two optional one-year extensions if certain conditions were satisfied. Both optional one-year extensions have been exercised. Amounts borrowed under the 2021 Credit Agreement are used for working capital and other general corporate purposes and are recorded in Borrowings Under Credit Agreement on the Consolidated Balance Sheets. Interest rates and fees are based on a pricing grid tied to TEP's credit rating.
LOCs are issued from time to time to support energy procurement, hedging transactions, and other business activities.
The terms of the 2021 Credit Agreement are as follows:

		Sub-Limit Swingline(1)	Sub-Limit LOC			Weighted Average Interest Rate(3)
	Capacity			Borrowed(2)	Available		Pricing(4)
($ in millions)	December 31, 2025
Agreement	$250	$15	$50	$14	$236	—%	SOFR+ADJ 0.10%+1.050% or ABR+0.050%

($ in millions)	December 31, 2024
Agreement	$250	$15	$50	$82	$168	5.52%	SOFR+ADJ 0.10%+1.050% or ABR+0.050%
(1)ABR pricing would apply to swingline loans.
(2)The borrowed amount includes LOCs totaling $14 million at a rate of 1.050% per annum issued in October and November 2024 to support interconnection requests, and in May 2025 to support TEP's participation in Markets+. Upon TEP's request, LOCs totaling $6 million issued in October 2024 were canceled in October 2025. The remaining LOCs expire at various dates between October 2026 and May 2027.
(3)The weighted average interest rate is calculated on outstanding revolver borrowings.
(4)TEP's pricing through October 15, 2026, may be adjusted based on performance measured using two sustainability targets: (i) the three-year average Occupational Safety and Health Administration total recordable incident rate, excluding solely COVID-19 pandemic-related incidents; and (ii) capacity targets for owned plus firm purchased power agreement renewable generation, including energy storage.

NOTE 8. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
As of December 31, 2025, TEP had the following commitments:

(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Minimum Purchase Commitments
Fuel, Including Transportation	$70	$70	$59	$59	$50	$175	$483
Transmission	31	24	24	13	7	—	99
Purchase Commitments
Renewable PPAs and Other - Commercially Operable	81	80	82	82	79	531	935
Renewable PPAs and Other - Non-Commercially Operable (1)	20	31	32	24	31	465	603
RES Performance-Based Incentives	4	4	4	4	4	7	27
Total Commitments	$206	$209	$201	$182	$171	$1,178	$2,147
(1)Includes purchase commitments that are contingent upon the developers obtaining commercial operation. The non-commercially operable PPAs are expected to be placed in service in 2026 and 2027.
Costs for Fuel, Including Transportation, Non-Renewable Purchased Power, and Transmission are recoverable from customers through the PPFAC mechanism. Costs for PPAs commercially operable prior to the filing of the 2024 RES implementation plans are recovered through both the PPFAC and the RES tariff, while costs for PPAs commercially operable after the filing are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
recovered through the PPFAC. PBI costs are recoverable through the RES tariff. See Note 2 for information on ACC approved cost recovery mechanisms.
Minimum Purchase Commitments
Fuel, Including Transportation
TEP has long-term agreements for the purchase and delivery of coal with expiration dates through 2031. Amounts paid under these contracts depend on actual quantities purchased and delivered. Some of these agreements include price adjustment components that will affect future costs.
TEP has firm natural gas transportation agreements with capacity sufficient to meet its load requirements. These agreements expire in various years between 2029 and 2048. In September 2025, TEP amended and extended a firm gas transportation agreement, securing capacity through 2040 to support long-term fuel supply for generation.
Transmission
TEP maintains long-term firm contracts for point-to-point transmission services over lines within the Western Interconnection, a regional U.S. grid. These agreements currently expire in various years between 2026 and 2031. In January 2025, TEP amended and extended one agreement to 2031 and entered into a new agreement with the same expiration date. In February 2025, TEP amended and extended another agreement to 2029. On February 8, 2026, TEP amended and extended another agreement through 2029. Estimated future payments related to this agreement, which are not included in the table above, are $6 million per year for each of the years from 2027 through 2029.
Purchase Commitments
Renewable Power Purchase Agreements
TEP has entered into long-term renewable PPAs that require TEP to purchase 100% of the output and associated RECs from specified renewable generation facilities once those facilities achieve commercial operation. Although TEP is not obligated to make payments if power is not delivered, estimated future payments under those agreements are reflected in the table above. These agreements have varying expiration dates ranging from 2027 to 2051.
RES Performance-Based Incentives
TEP has entered into agreements to purchase RECs, which represent the environmental attributes of solar energy generated by retail customers. Payments for these RECs, called PBIs, are made at agreed intervals (typically quarterly) based on metered renewable energy production. These agreements have varying expiration dates ranging from 2026 to 2034.
EPC Agreement
In August 2024, TEP entered into an EPC agreement to develop Roadrunner Reserve II at a cost of $268 million. In 2025, change orders were issued that increased costs by $34 million, bringing the total EPC cost to $302 million. TEP will own and operate the facility, which will be located in southeast Tucson and will have a nominal capacity rating of 200 MW and energy capacity of 800 MWh. Roadrunner Reserve II is expected to be placed in service in 2026. TEP made payments in connection with the construction and development of Roadrunner Reserve II of $226 million in 2025 and $76 million in 2024.
CONTINGENCIES
Legal Matters
TEP is involved in various legal proceedings that arise in the ordinary course of business. These matters include, from time to time, claims for punitive or exemplary damages. Based on currently available information, TEP does not believe that the outcome of these proceedings will have a material adverse effect on TEP's financial position, results of operations, or cash flows.
Mine Reclamation at Generation Facilities Not Operated by TEP
TEP pays ongoing mine reclamation costs for coal mines that supply generation facilities where TEP holds an ownership interest but is not the operator. The estimated liability for final mine reclamation depends on assumptions such as projected costs, timing, and inflation. When these assumptions change, TEP adjusts future expense recognition over the remaining term of the applicable coal supply agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TEP’s PPFAC allows the pass-through of final mine reclamation costs to retail customers as part of fuel costs. Therefore, TEP defers these expenses by recording a regulatory asset and a reclamation liability over the remaining life of the respective coal supply agreement. TEP recovers the regulatory asset through the PPFAC as final mine reclamation costs are funded. After expiration of the related coal supply agreement, any changes in the estimated liability are recorded to both the regulatory asset and reclamation liability.
TEP is responsible for a portion of final mine reclamation costs for the mines at Four Corners and San Juan. TEP's liability related to Four Corners totaled $3 million as of December 31, 2025 and 2024, and was recorded in Current Liabilities—Other and Other Noncurrent Liabilities on the Consolidated Balance Sheets. TEP's Four Corners coal supply agreement expires in 2031.
TEP ceased operations at San Juan in 2022 following expiration of its coal supply agreement. TEP's remaining final mine reclamation liability at San Juan was $23 million and $31 million as of December 31, 2025 and 2024, respectively, and was recorded in Current Liabilities—Other and Other Noncurrent Liabilities on the Consolidated Balance Sheets. TEP established a trust to fund its share of estimated final mine reclamation costs at San Juan that will remain in effect until reclamation activities are completed, which are currently projected to be completed in 2040. See Note 1 for additional information on restricted cash related to reclamation and decommissioning costs at San Juan.
Performance Guarantees
TEP participates in joint generation agreements at Four Corners and Luna, which expire in 2041 and 2046, respectively. Under these agreements, all participants, including TEP, guarantee certain performance obligations. If a participant defaults on payment, the non-defaulting participants must cover the defaulting party's share of expenses based on their ownership percentage. In return, the non-defaulting participants are entitled to receive a proportionate share of the defaulting participant's generation capacity. For Luna, there is no maximum potential payment under this guarantee. For Four Corners, the maximum potential payment for non-defaulting participants is $250 million. As of December 31, 2025, no payment defaults have occurred under either agreement.
The Navajo and San Juan participation agreements expired in 2019 and 2022, respectively, but certain performance obligations continue through the decommissioning of both generation facilities. In the case of a default on these continuing obligations, the non-defaulting participants are entitled to seek financial recovery directly from the defaulting party.
Environmental Matters
TEP operates under federal, state, and local environmental laws and regulations covering air and water quality, renewable portfolio standards, emissions performance, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species, and other environmental matters that have the potential to impact TEP's current and future operations. These requirements are subject to interpretation and may be clarified by the court decisions. Because these laws and regulations continue to evolve, TEP is unable to predict the impact of the changing laws and regulations on its operations or consolidated financial results. TEP expects to recover environmental compliance costs through customer rates. TEP believes it is in material compliance with applicable environmental laws and regulations.

NOTE 9. EMPLOYEE BENEFITS PLANS
DEFINED BENEFIT PENSION PLANS
TEP sponsors three noncontributory, defined benefit pension plans, with benefits determined by years of service and average compensation. Two plans cover non-bargaining employees, bargaining unit employees, and executive management hired on or before December 31, 2024, collectively encompassing most of the Company's workforce. Employees in non-bargaining roles and specified bargaining units hired on or after January 1, 2025, are not eligible for pension benefits. The Company funds these plans in compliance with IRS minimum contribution requirements. Additionally, TEP maintains a SERP for eligible executive management.
OTHER POSTRETIREMENT BENEFITS PLAN
TEP provides limited healthcare and life insurance benefits for retirees. Employees hired on or before December 31, 2024, are eligible to receive postretirement benefits upon retiring from TEP. Employees in non-bargaining roles and specified bargaining units hired on or after January 1, 2025, are not eligible for postretirement benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TEP funds its other postretirement benefits for bargaining unit employees through a VEBA. Other postretirement benefits for non-bargaining unit employees are self-funded.
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
The following table presents pension and other postretirement benefit amounts (excluding tax balances) included in the balance sheet:

	Pension Benefits		Other Postretirement Benefits
	December 31,
(in millions)	2025	2024	2025	2024
Regulatory Assets	$91	$103	$—	$—
Regulatory Liabilities	—	—	(32)	(19)
Other Noncurrent Assets	11	8	7	—
Accrued Employee Expenses	(1)	(1)	(2)	(2)
Pension and Other Postretirement Benefits	(27)	(30)	(27)	(39)
Accumulated Other Comprehensive Loss	9	5	—	—
Net Amount Recognized	$83	$85	$(54)	$(60)
OBLIGATIONS AND FUNDED STATUS
The Company measured the actuarial present values of all defined benefit pension and other postretirement benefit obligations as of December 31, 2025 and 2024. The table below presents the status of all TEP pension and other postretirement benefit plans.

	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,
(in millions)	2025	2024	2025	2024
Change in Benefit Obligation
Beginning of Period	$456	$461	$71	$83
Actuarial Loss (Gain)	24	(19)	(12)	(14)
Interest Cost	25	24	4	4
Service Cost	14	15	4	4
Benefits Paid	(26)	(25)	(5)	(6)
Other Adjustment (1)	—	—	(6)	—
End of Period (2)	493	456	56	71
Change in Fair Value of Plan Assets
Beginning of Period	433	432	30	27
Actual Return on Plan Assets	58	11	5	3
Benefits Paid	(25)	(24)	(2)	(4)
Employer Contributions (3)	10	14	1	4
End of Period (4)	476	433	34	30
Funded Status at End of Period	$(17)	$(23)	$(22)	$(41)
(1)Reclassified continuation of healthcare benefits for a limited population to a separate liability.
(2)The increase in the pension benefit obligation was primarily due to a decrease in the discount rate. The decrease in the other postretirement benefit obligation resulted from a change in actuarial assumption that eliminated a certain benefit accrual for active participants. This change was recognized as an increase in TEP's regulatory liabilities.
(3)TEP expects to contribute approximately $12 million to the pension plans and does not anticipate making any contributions to the VEBA trust in 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4)The increase in pension and other postretirement benefit plan assets was primarily due to positive equity and fixed income returns.
As of December 31, 2025, one pension plan had a projected benefit obligation in excess of plan assets, compared to two pension plans as of December 31, 2024. For the single plan in 2025, the projected benefit obligation balance increased due to a decrease in discount rates. The plan's total projected benefit obligation was $28 million and there were no plan assets. As of December 31, 2024, the two plans with projected benefit obligations in excess of plan assets had total projected benefit obligations and plan assets of $288 million and $257 million, respectively.
The other postretirement benefits plan had an accumulated postretirement benefit obligation in excess of the fair value of plan assets as of December 31, 2025 and 2024.
The accumulated benefit obligation for all pension plans was $432 million and $399 million as of December 31, 2025 and 2024, respectively. One pension plan had an accumulated benefit obligation in excess of plan assets as of December 31, 2025 and 2024. The following table includes information for the pension plan with an accumulated benefit obligation in excess of pension plan assets:

	December 31,
(in millions)	2025	2024
Accumulated Benefit Obligation	$23	$20
Fair Value of Plan Assets	—	—
The following table provides the components of TEP’s regulatory assets, regulatory liabilities, and AOCL that have not been recognized as components of net periodic benefit cost as of the dates presented:

	Pension Benefits		Other Postretirement Benefits
	December 31,
(in millions)	2025	2024	2025	2024
Net Loss (Gain)	$99	$107	$(31)	$(18)
Prior Service Cost (Benefit)	1	1	(1)	(1)
The Company measures service and interest costs by applying the specific spot rates along the yield curve to the plans' liability cash flows. Net periodic benefit plan cost includes the following components:

	Pension Benefits			Other Postretirement Benefits
	Years Ended December 31,
(in millions)	2025	2024	2023	2025	2024	2023
Service Cost	$14	$15	$12	$4	$4	$4
Non-Service Cost
Interest Cost	25	24	22	4	4	4
Expected Return on Plan Assets	(31)	(32)	(29)	(3)	(2)	(2)
Amortization of Net Loss (Gain)	5	6	5	(1)	—	—
Other Adjustment (1)	—	—	—	(1)	—	—
Net Periodic Benefit Cost	$13	$13	$10	$3	$6	$6
(1)Reclassification of continuation of healthcare benefits for a limited population reduced current year net periodic benefit cost.
TEP capitalized 22% of service cost as construction cost in each of 2025 and 2024, and 21% in 2023. The non-service components of net periodic benefit cost are primarily included in Other, Net on the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The changes in plan assets and benefit obligations recognized as regulatory assets, regulatory liabilities, or in AOCL were as follows:

	Pension Benefits						Other Postretirement Benefits
	Regulatory Asset			AOCL			Regulatory Asset/Liability
(in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Current Year Actuarial (Gain) Loss	$(7)	$2	$22	$4	$—	$1	$(14)	$(15)	$4
Amortization of Net (Loss) Gain	(5)	(6)	(5)	—	—	—	1	—	—
Total Recognized (Gain) Loss	$(12)	$(4)	$17	$4	$—	$1	$(13)	$(15)	$4
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
The following table includes the weighted average assumptions used to determine benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
Discount Rate	5.8%	5.9%	5.4%	5.7%
Rate of Compensation Increase	3.9%	3.9%	N/A	N/A
The following table includes the weighted average assumptions used to determine net periodic benefit costs:

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Discount Rate, Service Cost	6.1%	5.6%	5.9%	5.9%	5.3%	5.7%
Discount Rate, Interest Cost	5.6%	5.2%	5.6%	5.4%	5.2%	5.5%
Rate of Compensation Increase	3.9%	3.2%	2.9%	N/A	N/A	N/A
Expected Return on Plan Assets	7.3%	7.5%	7.5%	7.3%	7.5%	7.5%
Healthcare cost trend rates are assumed to decrease gradually from next year to the year the ultimate rate is reached:

	December 31,
	2025	2024
Next Year (Pre-65)	7.5%	6.8%
Next Year (Post-65)	6.0%	5.3%
Ultimate Rate Assumed (Pre-65 and Post-65)	4.5%	4.5%
Year Ultimate Rate is Reached (Pre-65)	2034	2034
Year Ultimate Rate is Reached (Post-65)	2030	2028

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
PENSION AND OTHER POSTRETIREMENT BENEFIT PLAN ASSETS
TEP calculates the fair value of plan assets on December 31st, the measurement date. Asset allocations, by asset category, on the measurement date were as follows:

	Pension		Other Postretirement Benefits
	2025	2024	2025	2024
Asset Category
Equity Securities	55%	55%	61%	56%
Fixed Income Securities	39%	38%	38%	38%
Real Estate	5%	6%	—%	—%
Other	1%	1%	1%	6%
Total	100%	100%	100%	100%
As of December 31, 2025, the fair value of VEBA trust assets was $34 million, of which $13 million were fixed income investments and $21 million were equities. As of December 31, 2024, the fair value of VEBA trust assets was $30 million, of which $11 million were fixed income investments, $17 million were equities, and $2 million were cash and short-term investments. The VEBA trust assets are primarily Level 1 assets within the fair value hierarchy described below. There are no Level 3 assets in the VEBA trust.
The following tables present the fair value measurements of pension plan assets/(liabilities) by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
(in millions)	December 31, 2025
Asset/(Liability) Category
Cash Equivalents	$3	$—	$—	$3
Equity Securities:
United States Large Cap	—	81	—	81
United States Small Cap	—	29	—	29
Non-United States	—	77	—	77
Global	—	76	—	76
Fixed Income	(1)	185	—	184
Real Estate	—	—	25	25
Private Equity	—	—	1	1
Total	$2	$448	$26	$476

(in millions)	December 31, 2024
Asset/(Liability) Category
Cash Equivalents	$5	$—	$—	$5
Equity Securities:
United States Large Cap	—	77	—	77
United States Small Cap	—	26	—	26
Non-United States	—	67	—	67
Global	—	68	—	68
Fixed Income	(2)	165	—	163
Real Estate	—	—	25	25
Private Equity	—	—	2	2
Total	$3	$403	$27	$433
•Level 1 cash equivalents are based on observable market prices and are comprised of the fair value of commercial paper, money market funds, and certificates of deposit. Level 1 fixed income investments are based on observable market prices and are comprised of futures contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

(in millions)	Private Equity	Real Estate	Total
Balance as of December 31, 2023	$2	$27	$29
Actual Return on Plan Assets:
Assets Held at Reporting Date	—	(2)	(2)
Purchases, Sales, and Settlements	—	—	—
Balance as of December 31, 2024	2	25	27
Actual Return on Plan Assets:
Assets Held at Reporting Date	—	—	—
Purchases, Sales, and Settlements	(1)	—	(1)
Balance as of December 31, 2025	$1	$25	$26
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
	December 31, 2025
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
ESTIMATED FUTURE BENEFIT PAYMENTS
TEP expects the following benefit payments to be made by the plans, which reflect future service, as appropriate:

(in millions)	2026	2027	2028	2029	2030	2031-2035
Pension Benefits	$29	$29	$30	$31	$31	$171
Other Postretirement Benefits	4	4	4	4	4	23
DEFINED CONTRIBUTION PLAN
TEP offers a defined contribution savings plan to all eligible employees. The plan meets the IRS required standards for 401(k) qualified plans. Participants direct the investment of contributions to certain funds in their account. The Company matches part of a participant’s contributions to the plan. Effective January 1, 2025, the Company began making non-elective employer contributions for certain newly hired or rehired employees in addition to matching part of all participants’ contributions to the plan. TEP made matching contributions to the plan of $10 million in 2025, $9 million in 2024, and $8 million in 2023.

NOTE 10. SHARE-BASED COMPENSATION
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table represents PSUs and RSUs awarded by Fortis for UNS Energy:

	2025	2024
PSUs	73,513	65,385
RSUs	36,757	32,693
The awards are initially classified as liability awards because: (i) the participants have the option to elect settlement in cash or shares; and (ii) this election is contingent upon an event within the participants' control. The liability awards may be reclassified as equity awards if the participants elect the share settlement feature on the modification date. Liability awards are measured at their fair value at the end of each reporting period and will fluctuate based on the price of Fortis’ common stock. The awards are payable on the third anniversary of the grant date. TEP's allocated share of probable payout was $10 million and $4 million as of December 31, 2025 and 2024, respectively.
TEP's allocated portion of compensation expense is recognized in Operations and Maintenance expense on the Consolidated Statements of Income. Compensation expense associated with unvested PSUs and RSUs is recognized on a straight-line basis over the minimum required service period in an amount equal to the fair value on the measurement date. TEP recorded $4 million and $2 million in 2025 and 2024, respectively, based on its share of Fortis' compensation expense.
2020 FORTIS RESTRICTED STOCK UNIT PLAN
The Fortis Board of Directors ratified the 2020 Restricted Stock Unit Plan (2020 Plan) effective January 2020. Under the 2020 Plan, certain executive management of Fortis and its subsidiaries were granted time-based RSUs annually, which may be settled in cash or shares. Each RSU granted is valued based on one share of Fortis common stock traded on the Toronto Stock Exchange, converted to U.S. dollars. UNS Energy allocates the obligation and expense for this plan to its subsidiaries based on the Massachusetts Formula. Fortis accounts for forfeitures as they occur.
The following table represents RSUs awarded by Fortis for UNS Energy:

	2025	2024	2023
RSUs (1)	—	—	26,980
(1)Effective January 2024, certain executive management RSU awards are issued through the 2024 Omnibus Plan. RSU awards are no longer issued through the 2020 Plan.
The awards were initially classified as liability awards because: (i) the participants have the option to elect settlement in cash or shares; and (ii) this election is contingent upon an event within the participants' control. The liability awards may be reclassified as equity awards if the participants elect the share settlement feature on the modification date. Liability awards are measured at their fair value at the end of each reporting period and will fluctuate based on the price of Fortis' common stock. The awards are payable on the third anniversary of the grant date. TEP's allocated share of probable payout was $1 million and $2 million as of December 31, 2025 and 2024, respectively.
TEP's allocated portion of compensation expense is recognized in Operations and Maintenance expense on the Consolidated Statements of Income. Compensation expense associated with unvested RSUs is recognized on a straight-line basis over the minimum required service period in an amount equal to the fair value on the measurement date. TEP recorded less than $1 million in 2025 and $1 million in each of 2024 and 2023, based on its share of Fortis' compensation expense.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table represents PSUs and RSUs awarded by UNS Energy:

	2025	2024	2023
PSUs (1)	5,705	4,660	58,237
RSUs (1)	2,848	2,327	2,146
(1)Effective January 2024, certain executive management PSU and RSU awards are issued through the 2024 Omnibus Plan. Certain key employees will continue to be awarded PSUs and RSUs through the 2015 Plan.
The awards are classified as liability awards based on the cash settlement feature. Liability awards are measured at their fair value at the end of each reporting period and will fluctuate based on the price of Fortis' common stock as well as the level of achievement of the financial performance criteria. The awards are payable on the third anniversary of the grant date. TEP's allocated share of probable payout was $6 million and $5 million as of December 31, 2025 and 2024, respectively.
TEP's allocated portion of compensation expense is recognized in Operations and Maintenance expense on the Consolidated Statements of Income. Compensation expense associated with unvested PSUs and RSUs is recognized on a straight-line basis over the minimum required service period in an amount equal to the fair value on the measurement date. TEP recorded $3 million in 2025, $2 million in 2024, and $3 million in 2023 based on its share of UNS Energy's compensation expense.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION
CASH TRANSACTIONS

	Years Ended December 31,
(in millions)	2025	2024	2023
Interest Paid, Net of Amounts Capitalized	$102	$85	$85
Income Taxes Paid (Refunds) (1)
Federal (2)	(42)	12	6
State	—	1	—
(1)Reflects payments to UNS Energy under a tax sharing agreement.
(2)In December 2025, TEP sold ITCs related to Roadrunner Reserve I and received $46 million in cash proceeds. See Note 13 for additional information regarding income taxes and ITCs.
Income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions:

	Years Ended December 31,
(in millions)	2025	2024	2023
State
New Mexico	—	1	—
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that resulted in recognition of assets and liabilities but did not result in cash receipts or payments were as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Accrued Capital Expenditures	$47	$51	$38
Asset Retirement Obligations Increase (Decrease) (1)	6	44	(5)
Renewable Energy Credits	3	4	3
Net Cost of Removal Increase (Decrease) (2)	(21)	(10)	91
(1)In 2024, increase is primarily related to revised decommissioning estimates at Springerville Generating Station.
(2)Represents the change in accrual for future retirement costs, net of salvage values. This change does not impact earnings. In 2023, the Net Cost of Removal reserve was rebalanced as part of the 2023 Rate Order.

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
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	December 31, 2025
Assets
Restricted Cash (1)	$30	$—	$30
Energy Derivative Contracts, Regulatory Recovery (2)	—	28	28
Energy Derivative Contracts, No Regulatory Recovery (2)	—	2	2
Total Assets	30	30	60
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(33)	(33)
Total Liabilities	—	(33)	(33)
Total Assets (Liabilities), Net	$30	$(3)	$27

(in millions)	December 31, 2024
Assets
Restricted Cash (1)	$35	$—	$35
Energy Derivative Contracts, Regulatory Recovery (2)	—	33	33
Energy Derivative Contracts, No Regulatory Recovery (2)	—	4	4
Total Assets	35	37	72
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(31)	(31)
Energy Derivative Contracts, No Regulatory Recovery(2)	—	(1)	(1)
Total Liabilities	—	(32)	(32)
Total Assets (Liabilities), Net	$35	$5	$40
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis in the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	December 31, 2025
Derivative Assets
Energy Derivative Contracts	$30	$17	$—	$13
Derivative Liabilities
Energy Derivative Contracts	(33)	(17)	—	(16)

(in millions)	December 31, 2024
Derivative Assets
Energy Derivative Contracts	$37	$17	$—	$20
Derivative Liabilities
Energy Derivative Contracts	(32)	(17)	—	(15)
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

	Years Ended December 31,
(in millions)	2025	2024	2023 (1)
Unrealized Net Gain (Loss)	$(7)	$1	$(81)
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

	Years Ended December 31,
(in millions)	2025	2024	2023
Operating Revenues	$23	$30	$18
Derivative Volumes
As of December 31, 2025, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	December 31,
	2025	2024
Power Contracts GWh	1,430	1,634
Gas Contracts BBtu	72,959	86,070
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
The fair value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $31 million as of December 31, 2025, compared with $30 million as of December 31, 2024. TEP had no cash posted as collateral to provide credit enhancement as of December 31, 2025 and 2024. TEP would have been required to post an additional $31 million and $30 million of collateral if the credit risk contingent features had been triggered on December 31, 2025 and 2024, respectively. TEP had $16 million and $15 million in outstanding net payable balances for settled positions as of December 31, 2025 and 2024, respectively.

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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

		Net Carrying Value		Fair Value
	Fair Value Hierarchy	December 31,
(in millions)		2025	2024	2025	2024
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,793	$2,495	$2,532	$2,153

NOTE 13. INCOME TAXES
Income tax expense differs from the amount of income tax determined by applying the United States statutory federal income tax rate of 21% to pre-tax income due to the following:

	Years Ended December 31,
($ in millions)	2025		2024		2023
Federal Income Tax Expense at Statutory Rate	$69	21%	$70	21%	$65	21%
State and Local Income Tax Expense, Net of Federal Income Tax Effect (1)	10	3%	10	3%	11	4%
Tax Credits - Energy-related (2)(3)	(18)	(6)%	(22)	(7)%	(17)	(6)%
Excess Deferred Income Taxes (3)	(11)	(3)%	(10)	(3)%	(8)	(2)%
Allowance for Equity Funds Used During Construction	(7)	(2)%	(5)	(1)%	(2)	(1)%
Other	2	1%	1	—%	—	—%
Total Income Tax Expense	$45	14%	$44	13%	$49	16%
(1)Arizona state taxes represented greater than 50% of the tax effect in this category.
(2)TEP realized PTC benefits of $17 million in 2025, $21 million in 2024, and $15 million in 2023, related to Oso Grande.
(3)TEP provides customers with the benefit of tax credits and ACC-jurisdictional EDIT.
Income Tax Expense included on the Consolidated Statements of Income consists of the following:

	Years Ended December 31,
(in millions)	2025	2024	2023
Current Income Tax Expense
Federal	$5	$12	$7
State	—	1	1
Total Current Income Tax Expense	5	13	8
Deferred Income Tax Expense
Federal	30	22	31
Federal Investment Tax Credits	(1)	(2)	(2)
State	11	11	12
Total Deferred Income Tax Expense	40	31	41
Total Income Tax Expense	$45	$44	$49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
(in millions)	2025	2024
Gross Deferred Income Tax Assets
Customer Advances and Contributions in Aid of Construction	$22	$22
Federal General Business Credits (1)	90	39
Income Taxes Payable Through Future Rates	42	52
Other	130	101
Total Gross Deferred Income Tax Assets	284	214
Deferred Tax Assets Valuation Allowance	(3)	—
Gross Deferred Income Tax Liabilities
Plant, Net	(913)	(843)
Pensions	(19)	(20)
Income Taxes Recoverable Through Future Rates	(1)	(1)
Other	(52)	(50)
Total Gross Deferred Income Tax Liabilities	(985)	(914)
Deferred Income Taxes, Net	$(704)	$(700)
(1)Includes ITC and PTC carryovers.
As of December 31, 2025, TEP had the following carryforward amounts:

($ in millions)	Amount	Expiring Year
State Credits	$2	2028 - 2030
Federal Production Tax Credits	41	2043 - 2045
Federal Investment Tax Credits	49	2045
Roadrunner Reserve I, which was placed in service in July 2025, generated $98 million of ITCs. In December 2025, TEP entered into an agreement to transfer ITCs, under which it transferred $49 million of ITCs and received $46 million in cash proceeds. The transfer resulted in the derecognition of the related deferred tax asset and valuation allowance. As of December 31, 2025, the remaining $49 million of ITCs are recorded in Deferred Income Taxes, Net on the Consolidated Balance Sheets, along with a corresponding regulatory liability of $91 million in Regulatory Liabilities on the Consolidated Balance Sheets to reflect the expected return of benefits to customers on the effective date of new rates. Amortization of the regulatory liability will reduce income tax expense. As of December 31, 2025, TEP recorded a $3 million valuation allowance against the deferred tax asset recognized for transferable ITCs, reflecting the expected discount in proceeds from a third-party sale.
TEP recorded no valuation allowance against other tax credit carryforward deferred income tax assets as of December 31, 2025 and 2024. Management believes TEP will produce sufficient taxable income in the future to realize credit carryforwards before they expire.
Included in Accounts Payable on the Consolidated Balance Sheets are intercompany balances related to current income taxes payable of $1 million as of December 31, 2025, and less than $1 million as of December 31, 2024.
One Big Beautiful Bill Act
In July 2025, the OBBBA was signed into law extending several expiring provisions of the 2017 Tax Cuts and Jobs Act and introducing additional business tax provisions. The OBBBA also accelerates phase out of, and adds various restrictions to, the availability and use of PTCs and ITCs applicable to certain facilities per provisions generally enacted or extended as part of the IRA. The OBBBA did not have a material impact on TEP’s financial position, results of operations, or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of December 31, 2025.
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
Management assessed the effectiveness of TEP’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations Internal Control – Integrated Framework.
Based on management’s assessment using those criteria, management has concluded that, as of December 31, 2025, TEP’s internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting
There has been no change in TEP’s internal control over financial reporting during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

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
Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by Item 13 is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pre-Approved Policies and Procedures
Rules adopted by the SEC in order to implement requirements of the Sarbanes-Oxley Act of 2002 require public company audit committees to pre-approve audit and non-audit services. UNS Energy’s Audit and Risk Committee has adopted a policy pursuant to which audit, audit-related, tax, and other services are pre-approved by category of service. Recognizing that situations may arise where it is in the Company’s best interest for the auditor to perform services in addition to the annual audit of the Company’s financial statements, the policy sets forth guidelines and procedures with respect to approval of the four categories of service designed to achieve the continued independence of the auditor when it is retained to perform such services for UNS Energy. The policy requires the Audit and Risk Committee to be informed of each service and does not include any delegation of the Audit and Risk Committee’s responsibilities to management. The Audit and Risk Committee may delegate to the Chair of the Audit and Risk Committee the authority to grant pre-approvals of audit and non-audit services requiring Audit and Risk Committee approval where the Audit and Risk Committee Chair believes it is desirable to pre-approve such services prior to the next regularly scheduled Audit and Risk Committee meeting. The decisions of the Audit and Risk Committee Chair to pre-approve any such services from one regularly scheduled Audit and Risk Committee meeting to the next shall be reported to the Audit and Risk Committee.
Fees
The Audit and Risk Committee has considered whether the provision of services to TEP by Deloitte & Touche LLP, Public Company Accounting Oversight Board (United States) PCAOB ID No. 34 (Deloitte), beyond those rendered in connection with their audit and review of TEP’s financial statements, is compatible with maintaining their independence as auditor.
The following table details principal accountant fees paid to Deloitte for professional services:

(in thousands)	2025	2024
Audit Fees (1)	$1,365	$1,346
Audit-Related Fees (2)	182	113
Total	$1,547	$1,459
(1)Audit Fees includes fees billed, or expected to be billed, by Deloitte, for professional services for the financial statement audits of TEP's consolidated financial statements included in its Annual Report on Form 10-K and review services of TEP's consolidated financial statements included in its Quarterly Reports on Form 10-Q. Audit Fees also includes services provided by Deloitte in connection with other services related to regulatory audits.

(2)Audit-Related Fees are fees billed, or expected to be billed, by Deloitte for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not included in Audit Fees reported above. The fees are for additional procedures for nonrecurring material transactions, including financing transactions.
All services performed by our principal accountant are approved in advance by the Audit and Risk Committee in accordance with the Audit and Risk Committee’s pre-approval policy for services provided by the Independent Registered Public Accounting Firm.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	(1)	Consolidated Financial Statements as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025:

		Report of Independent Registered Public Accounting Firm	41
		Consolidated Statements of Income	43
		Consolidated Statements of Cash Flows	44
		Consolidated Balance Sheets	45
		Consolidated Statement of Changes in Stockholder’s Equity	47
		Notes to Consolidated Financial Statements	48

	(2)	Financial Statement Schedule
		All schedules have been omitted because they are either not applicable, not required, or the information required to be set forth therein is included on the Consolidated Financial Statements or notes thereto.

	(3)	Exhibits
		Reference is made to the Exhibit Index commencing on page 85.

ITEM 16. FORM 10-K SUMMARY
Not Applicable.

Exhibit Index
Exhibit No.	Description
3(a)	Restated Articles of Incorporation of TEP, filed with the ACC on August 11, 1994, as amended by Amendment to Article Fourth of our Restated Articles of Incorporation, filed with the ACC on May 17, 1996. (Form 10-K for the year ended December 31, 1996, File No. 1-05924 - Exhibit No 3(a)).

3(a)(1)	TEP Articles of Amendment filed with the ACC on September 3, 2009 (Form 10-K for the year ended December 31, 2010, File No. 1-05924 - Exhibit 3(a)).

3(b)	Bylaws of TEP, as amended as of August 12, 2015 (Form 10-Q for the quarter ended September 30, 2015, File No. 1-05924 - Exhibit 3).

3(c)	Amendment to Articles of Incorporation of UNS Energy Corporation, creating series of Limited Voting Junior Preferred Stock (Form 8-K dated August 12, 2015, File No. 1-05924 - Exhibit 3.2).

4(a)(1)	Indenture, dated November 1, 2011, between Tucson Electric Power Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, authorizing unsecured Notes (Form 8-K dated November 8, 2011, File 1-05924 - Exhibit 4.1).

4(a)(2)	First Supplemental Indenture, dated as of May 1, 2022, between Tucson Electric Power Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, authorizing unsecured Notes (Form S-3 dated May 5, 2022, File No. 333-264708 - Exhibit 4(c)(2)).

4(a)(3)	Officer's Certificate, dated March 10, 2014, establishing the terms of the 5.00% Senior Notes due 2044 (Form 8-K dated March 10, 2014, File No. 1-05924 - Exhibit 4.1).

4(a)(4)	Officer's Certificate, dated November 29, 2018, establishing the terms of the 4.85% Senior Notes due 2048 (Form 10-K for the year ended December 31, 2018, File No. 1-05924 - Exhibit 4(g)(6)).

4(a)(5)	Officer's Certificate, dated April 9, 2020, establishing the terms of the 4.00% Senior Notes due 2050 (Form 8-K dated April 9, 2020, File No. 1-05924 - Exhibit 4.1).

4(a)(6)	Officer's Certificate, dated August 10, 2020, establishing the terms of the 1.50% Senior Notes due 2030 (Form 8-K dated August 10, 2020, File No. 1-05924 - Exhibit 4.1).

4(a)(7)	Officer's Certificate, dated May 11, 2021, establishing the terms of the 3.25% Senior Notes due 2051 (Form 8-K dated May 11, 2021, File No. 1-05924 - Exhibit 4.1).

4(a)(8)	Officer's Certificate, dated February 17, 2022, establishing the terms of the 3.25% Senior Notes due 2032 (Form 8-K dated February 17, 2022, File No. 1-05924 - Exhibit 4.1).

4(a)(9)	Officer’s Certificate, dated February 16, 2023, establishing the terms of the 5.50% Senior Notes due 2053 (Form 8-K dated February 16, 2023, File No. 1-05924 – Exhibit 4.1).

4(a)(10)	Officer’s Certificate, dated August 9, 2024, establishing the terms of the 5.20% Senior Notes due 2034 (Form 8-K dated August 9, 2024, File No. 1-05924 – Exhibit 4.1).

4(a)(11)	Officer’s Certificate, dated February 21, 2025, establishing the terms of the 5.90% Senior Notes due 2055 (Form 8-K dated February 21, 2025, File No. 1-05924 – Exhibit 4.1).

4(b)(1)	Amended and Restated Credit Agreement, dated as of October 15, 2021, among Tucson Electric Power Company, MUFG Union Bank, N.A. as Administrative Agent, and a group of lenders (Form 8-K dated October 15, 2021, File No. 1-05924 - Exhibit 4.1).

4(b)(2)	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 8, 2023, by and among Tucson Electric Power Company, as Borrower, the Lenders party thereto and MUFG Bank, Ltd. (as successor by assignment from MUFG Union Bank, N.A.), as Administrative Agent (Form 10-Q for the quarter ended June 30, 2023, File No. 1-50924 - Exhibit 4.1).

*23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*24	Power of Attorney.

*31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act, by Susan M. Gray.

*31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act, by J. Caleb Adcock.

**32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	February 11, 2026	/s/ J. Caleb Adcock
J. Caleb Adcock
Chief Financial Officer, Sr. Vice President, and Director
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 11, 2026		*
Susan M. Gray
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 11, 2026		*
Amy J. Welander
Director

		*By:	/s/ J. Caleb Adcock
J. Caleb Adcock
Attorney-in-fact