Form 10-Q
period 2026-03-31
TUCSON ELECTRIC POWER CO
filed 2026-05-06
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of May 5, 2026.

DEFINITIONS
The abbreviations and acronyms used in this Quarterly Report on Form 10-Q are defined below:
INDUSTRY ACRONYMS AND CERTAIN DEFINITIONS

2021 Credit Agreement	The unsecured 2021 Credit Agreement, as amended in June 2023 and extended in October 2025, provides for $250 million of revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively, and a maturity date of October 2028
2023 IRP	TEP's 2023 Integrated Resource Plan which outlines TEP's aspirational goal to reach net zero direct greenhouse gas emissions by 2050
2023 Rate Order	Order issued by the ACC resulting in a new rate structure for TEP, effective on September 1, 2023
2025 Rate Case	TEP's June 2025 general rate case filed with the ACC based on a test year ended December 31, 2024
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
AI	Artificial Intelligence
ARAM	Annual Rate Adjustment Mechanism
ASRFP	All-Source Request for Proposal
BESS	Battery Energy Storage System
CCR	Coal Combustion Residuals
CCRMU	CCR Management Units
CCS	Carbon Capture and Sequestration
CEM	Customer Energy Management
CO2	Carbon Dioxide
CODM	Chief Operating Decision Maker
Customer Rates	Rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment
DG	Distributed Generation
DSM	Demand Side Management
ECA	Environmental Compliance Adjustor
EE Standards	Energy Efficiency Standards
EGUs	Electric Generating Units
EPA	Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ESA	Energy Supply Agreement
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
IRA	Inflation Reduction Act of 2022, signed into law on August 16, 2022
ITC	Investment Tax Credit
LFCR	Lost Fixed Cost Recovery
LIRA	Limited Income Rate Adjustment
LOC	Letter(s) of Credit
Markets+	Southwest Power Pool Markets+
NAAQS	National Ambient Air Quality Standard
NOx	Nitrogen Oxide
NOPR	Notice of Proposed Rulemaking
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
PTC	Production Tax Credit
RES	Renewable Energy Standard
RUCO	Residential Utility Consumer Officer
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SRB	System Resource Benefit
TCA	Transmission Cost Adjustor
TEAM	Tax Expense Adjustor Mechanism
VIE	Variable Interest Entity
ENTITIES AND GENERATING STATIONS

APS	Arizona Public Service Company
Babacomari North	Babacomari Solar North, LLC
Fortis	Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada, whose principal executive offices are located at Fortis Place, Suite 1100, 5 Springdale Street, St. John's, NL A1E 0E4
FortisUS	Fortis intermediate holding company
Four Corners	Four Corners Power Plant
Luna	Luna Generating Station
Navajo	Navajo Generating Station
Oso Grande	A 250 MW nominal capacity wind-powered electric generation facility, located in southeastern New Mexico
Roadrunner Reserve I	A standalone battery energy storage system facility with a nominal capacity rating of 200 MW and energy capacity of 800 MWh, located in southeast Tucson
Roadrunner Reserve II	A standalone battery energy storage system facility with a nominal capacity rating of 200 MW and energy capacity of 800 MWh, located in southeast Tucson, expected to be placed in service in 2026
San Juan	San Juan Generating Station
Springerville	Springerville Generating Station
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701
UNS Energy Affiliates	Affiliated subsidiaries of UNS Energy Corporation including UniSource Energy Services, Inc., UNS Electric, Inc., UNS Gas, Inc., and Millennium Energy Holdings, Inc.
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
Wilmot II	Wilmot Energy Center II
Winchester	Winchester Solar I, LLC

UNITS OF MEASURE

BBtu	Billion British thermal unit(s)
GWh	Gigawatt-hour(s)
kWh	Kilowatt-hour(s)
MW	Megawatt(s)
MWh	Megawatt-hour(s)

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
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed herein. We express our estimates, expectations, beliefs, aspirations, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, aspirations, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2025 Annual Report on Form 10-K; Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q; and other parts of this report. These factors include: voter initiatives and federal, state, and local regulatory and legislative decisions and actions, including changes in tax, tariff, and energy policies (including, among other things, data center energy use, efficiency standards, and sources of power), as they may be affected by the policies and priorities of governmental officials at the federal, state, and local levels; the outcome of the November 2026 general election vote on our new franchise agreement with the City of Tucson; any change in the structure of utility service in Arizona resulting from the ACC or state legislature's examination of the state's energy policies or the City of Tucson's study of municipalization; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; unfavorable rulings, penalties, or findings by the FERC; regional economic and market conditions that could affect customer growth and electricity usage; potential changes in the benefits of participation in the Western Energy Imbalance Market and Markets+; changes in electricity consumption by retail customers; risks related to climate change, including shifts in weather seasonality, extreme weather events, and their increasing frequency and severity, and wildfires, affecting electricity usage of our customers, operational performance, and operating and capital costs to ensure system reliability; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the demand plus reserve margin requirements; our ability to implement successfully our business strategies, including any impediments to implementing such strategies arising from state or local opposition, and meet the growing demand for electricity, particularly in view of potential for new large customer requirements; the ability and willingness of our large customer counterparties, including counterparties to data center ESAs, to satisfy their financial and performance commitments; the cost of debt and equity capital and access to capital markets and bank markets during extended periods of volatility, which may affect our ability to raise additional capital and to use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and changes in interest rates, which affect the value of our pension and other postretirement benefit plan assets and related contribution requirements and expenses; our ability to manage timelines and budgets and to access necessary materials and labor, in each case, related to capital projects, including EPC agreements to develop standalone BESS, and/or to obtain the anticipated performance or other benefits of such capital projects; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense, including increases due to inflationary pressures, tariffs, international trade policy, heightened geopolitical instability, and/or global supply chain challenges; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting estimates; the ongoing impact of mandated energy efficiency and DG initiatives and the potential repeal of such mandates; our ability to meet our aspirational goal related to reducing carbon emissions by 2050 due to load growth required by potential new large customers, and the potential impact on our financial condition; our ability to exit all ownership interests in coal-fired generation by 2032; changes to long-term contracts; the cost of fuel and power supplies; fluctuations or increases in commodity prices; the ability to obtain coal or natural gas from our suppliers; the timing and cost of generation facility decommissioning and mine reclamation activities; cyber-attacks, data breaches, or other cyberspace attacks to our information security and our operations and technology infrastructure, including attacks that may arise from heightened geopolitical instability or due to the evolution of AI or otherwise, as well as additional exposure to data breaches, algorithmic bias and legal liability resulting from the implementation of AI into our business operations; physical attacks to our electric generation, transmission, and distribution assets; the performance of generation facilities, including renewable generation resources; the extent of the impact of a global health or other crisis on our business and operations, and any economic and/or societal disruptions resulting therefrom and from the government actions taken in response thereto; the implementation of our 2023 IRP; and our ability to obtain ACC approval of a formula rate plan with acceptable terms in response to our 2025 Rate Case.
v

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Revenues	$338,267	$365,736

Operating Expenses
Fuel and Purchased Power	94,997	114,775
Operations and Maintenance	112,471	100,177
Depreciation	60,467	57,515
Amortization	8,445	7,781
Taxes Other Than Income Taxes	19,036	18,701
Total Operating Expenses	295,416	298,949

Operating Income	42,851	66,787

Other Income (Expense)
Interest Expense	(29,117)	(29,630)
Allowance For Borrowed Funds	4,488	4,349
Allowance For Equity Funds	10,403	9,687
Unrealized Gains (Losses) on Investments	(696)	84
Interest Income	747	1,762
Other, Net	836	(965)
Total Other Income (Expense)	(13,339)	(14,713)

Income Before Income Tax Expense	29,512	52,074
Income Tax Expense	2,615	7,643
Net Income	$26,897	$44,431
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net Income	$26,897	$44,431
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	60,467	57,515
Amortization Expense	8,445	7,781
Amortization of Debt Issuance Costs	790	788
Use of Renewable Energy Credits for Compliance	12,502	12,462
Deferred Income Taxes	2,193	7,019
Pension and Other Postretirement Benefits Expense	2,955	4,511
Pension and Other Postretirement Benefits Funding	(814)	(1,431)
Allowance for Equity Funds Used During Construction	(10,403)	(9,687)
Changes in Current Assets and Current Liabilities:
Accounts Receivable	29,196	25,280
Materials, Supplies, and Fuel Inventory	(237)	(11,031)
Regulatory Assets	(627)	(4,615)
Other Current Assets	1,383	2,457
Accounts Payable and Accrued Charges	38,115	10,680
Regulatory Liabilities	(15,135)	(59)
Other, Net	(24,899)	(17,672)
Net Cash Flows—Operating Activities	130,828	128,429
Cash Flows from Investing Activities
Capital Expenditures	(156,156)	(172,872)
Purchase Intangibles, Renewable Energy Credits	(11,467)	(12,753)
Contributions in Aid of Construction	301	1,619
Net Cash Flows—Investing Activities	(167,322)	(184,006)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	150,000	30,000
Repayments of Borrowings, Revolving Credit Facility	(75,000)	(100,000)
Proceeds from Issuance, Long-Term Debt—Net of Discount	—	299,322
Dividends Paid to Parent	(150,000)	—
Payment of Debt Issuance Costs	—	(3,230)
Contributions from Parent	95,000	—
Other, Net	(877)	652
Net Cash Flows—Financing Activities	19,123	226,744
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(17,371)	171,167
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	56,392	49,461
Cash, Cash Equivalents, and Restricted Cash, End of Period	$39,021	$220,628
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	March 31, 2026	December 31, 2025
ASSETS
Utility Plant
Plant in Service	$9,079,327	$9,000,669
Construction Work in Progress	974,545	890,095
Total Utility Plant	10,053,872	9,890,764
Accumulated Depreciation and Amortization	(2,885,615)	(2,837,619)
Total Utility Plant, Net	7,168,257	7,053,145

Investments and Other Property	71,166	75,717

Current Assets
Cash and Cash Equivalents	10,821	26,192
Accounts Receivable (Net of Allowance for Credit Losses of $11,479 and $13,827 as of March 31, 2026 and December 31, 2025, respectively)	166,900	195,923
Fuel Inventory	60,896	59,281
Materials and Supplies	210,177	211,555
Regulatory Assets	152,862	126,836
Derivative Instruments	22,125	9,187
Other	32,086	31,864
Total Current Assets	655,867	660,838

Regulatory Assets	174,327	167,108
Derivative Instruments	17,103	21,123
Other Noncurrent Assets	169,782	161,339

Total Assets	$8,256,502	$8,139,270
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	March 31, 2026	December 31, 2025
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of March 31, 2026 and December 31, 2025)	$1,906,539	$1,811,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	1,527,192	1,650,295
Accumulated Other Comprehensive Loss	(6,819)	(6,930)
Total Common Stock Equity	3,420,555	3,448,547
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of March 31, 2026 and December 31, 2025)	—	—
Long-Term Debt, Net	2,793,188	2,792,642
Total Capitalization	6,213,743	6,241,189
Current Liabilities
Borrowings Under Credit Agreement	75,000	—
Accounts Payable	158,285	128,540
Accrued Taxes Other than Income Taxes	74,731	58,410
Accrued Employee Expenses	38,032	42,383
Accrued Interest	37,064	23,627
Regulatory Liabilities	130,114	143,851
Customer Deposits	17,497	17,508
Derivative Instruments	55,496	31,143
Other	37,541	29,743
Total Current Liabilities	623,760	475,205

Deferred Income Taxes, Net	699,360	704,199
Regulatory Liabilities	412,250	419,132
Pension and Other Postretirement Benefits	54,429	54,158
Derivative Instruments	4,501	1,750
Asset Retirement Obligations	176,995	175,128
Other Noncurrent Liabilities	71,464	68,509
Total Liabilities	2,042,759	1,898,081

Commitments and Contingencies

Total Capitalization and Liabilities	$8,256,502	$8,139,270
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2024	$1,746,539	$(6,357)	$1,366,913	$(4,015)	$3,103,080
Net Income			44,431		44,431
Other Comprehensive Income (Loss), Net of Tax				54	54
Balances as of March 31, 2025	$1,746,539	$(6,357)	$1,411,344	$(3,961)	$3,147,565

Balances as of December 31, 2025	$1,811,539	$(6,357)	$1,650,295	$(6,930)	$3,448,547
Net Income			26,897		26,897
Other Comprehensive Income (Loss), Net of Tax				111	111
Dividends Declared to Parent			(150,000)		(150,000)
Contributions from Parent	95,000				95,000
Balances as of March 31, 2026	$1,906,539	$(6,357)	$1,527,192	$(6,819)	$3,420,555
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND FINANCIAL STATEMENT PRESENTATION
TEP is a regulated utility that generates, transmits, and distributes electricity to approximately 458,000 retail customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the Western United States. TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis.
BASIS OF PRESENTATION
TEP's Condensed Consolidated Financial Statements and disclosures are presented in accordance with GAAP, including specific accounting guidance for regulated operations and the SEC's interim reporting requirements.
The Condensed Consolidated Financial Statements include the accounts of TEP and its subsidiaries. In the consolidation process, accounts of TEP and its subsidiaries are combined, and intercompany balances and transactions are eliminated. TEP jointly owns several generation facilities and transmission systems with both affiliated and non-affiliated entities. TEP records its proportionate share of: (i) jointly-owned facilities in Utility Plant on the Condensed Consolidated Balance Sheets; and (ii) operating costs associated with these facilities on the Condensed Consolidated Statements of Income. These Condensed Consolidated Financial Statements exclude some information and footnotes required by GAAP and the SEC for annual financial statement reporting and should be read in conjunction with the Consolidated Financial Statements and footnotes in TEP's 2025 Annual Report on Form 10-K.
The Condensed Consolidated Financial Statements are unaudited, but, in management's opinion, include all normal, recurring adjustments necessary for a fair statement of the results for the interim periods presented. Because weather and other factors cause seasonal fluctuations in sales, TEP's quarterly operating results are not indicative of annual operating results. To conform with the current period presentation, TEP combined four prior period Operating Expense line items: (i) Fuel; (ii) Purchased Power; (iii) Transmission and Other PPFAC Recoverable Costs; and (iv) Increase (Decrease) to Reflect PPFAC Recovery Treatment, into a single line item titled Fuel and Purchased Power on the Condensed Consolidated Statements of Income. Additionally, TEP has reclassified Income Taxes Receivable/Payable in the prior period from a separately disclosed line into Other, Net on the Condensed Consolidated Statements of Cash Flows to conform with the current period presentation. Both the change in presentation and reclassification had no impact on TEP’s results of operation, financial position, or cash flows.
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
As of March 31, 2026, the carrying amounts of assets and liabilities in the balance sheet that relate to variable interests under long-term renewable PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as the Company would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.
REPORTABLE SEGMENTS
TEP's principal business operations include generating, transmitting, and distributing electricity to its retail customers. In addition to retail sales, TEP sells electricity, transmission, and ancillary services to other utilities, municipalities, and energy marketing companies on a wholesale basis. TEP has one operating segment, its regulated utility operations. TEP’s CODM is Susan M. Gray who holds the position of Chief Executive Officer of TEP and its parent company, UNS Energy. The CODM uses net income to assess performance and decide how to allocate resources for UNS Energy overall (including employees and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
financial or capital resources) predominantly in the annual budget and forecasting process. Net income is reported on the Condensed Consolidated Statements of Income. Operations and Maintenance expense includes expenses reimbursed by third-parties and expenses related to customer-funded RES and DSM programs. Operations and Maintenance expense excluding these reimbursable and customer funded expenses totaled $92 million and $82 million for the three months ended March 31, 2026 and 2025, respectively. Total assets, the measure of segment assets, is reported on the Condensed Consolidated Balance Sheets. Capital expenditures are reported on the Condensed Consolidated Statements of Cash Flows.
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

	Three Months Ended March 31,
(in millions)	2026	2025
Cash and Cash Equivalents	$11	$188
Restricted Cash included in:
Investments and Other Property	19	24
Current Assets—Other	9	9
Cash, Cash Equivalents, and Restricted Cash, End of Period	$39	$221
Restricted cash primarily represents cash contractually required to be set aside to pay TEP's share of final mine reclamation and decommissioning costs at San Juan.
INCOME TAXES
Production Tax Credits
TEP realized PTC benefits associated with Oso Grande of $2 million and $4 million in Income Tax Expense on the Condensed Consolidated Statements of Income for the three months ended March 31, 2026 and 2025.
Investment Tax Credits
In March 2026, TEP entered into an agreement to transfer ITCs related to Roadrunner Reserve II in the second half of 2026. In connection with ITCs expected to be generated by the Roadrunner Reserve II project, TEP recorded a $10 million deferred tax asset in Deferred Income Taxes, Net on the Condensed Consolidated Balance Sheets as of March 31, 2026, with a corresponding regulatory liability in Regulatory Liabilities on the Condensed Consolidated Balance Sheets to reflect the anticipated return of benefits to customers. As of March 31, 2026, TEP recorded a $1 million valuation allowance against the deferred tax asset reflecting the expected discount in proceeds from a third-party sale.
Roadrunner Reserve I was placed in service in July 2025 and generated $98 million of ITCs. In December 2025, TEP entered into an agreement to transfer ITCs, under which it transferred $49 million of ITCs and received $46 million in cash proceeds. On April 9, 2026, TEP transferred the remaining $49 million of ITCs related to Roadrunner Reserve I and received $46 million in cash proceeds.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In March 2024, the SEC issued final rules requiring the disclosure of climate‑related risks and greenhouse gas emissions, which were subsequently stayed pending judicial review. In September 2025, the Court of Appeals for the Eighth Circuit paused its consideration of legal challenges against the rules, pending further action by the SEC. TEP awaits the SEC's decision whether it will defend, amend, or withdraw the rules, the timing of which TEP cannot currently predict.

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
TEP's key 2025 Rate Case proposals, adjusted for rejoinder testimony filed on April 13, 2026, include:
•a $159 million net increase in retail revenues comprised of the following components:
◦a non-fuel retail revenue increase of $205 million over test year non-fuel retail revenues,
◦a $26 million decrease in fuel-related retail revenues, and
◦if a new proposed ARAM is approved, elimination of certain existing adjustor mechanisms, including the ECA, TEAM, and LFCR mechanism, that results in a $20 million reduction in revenues collected from customers;
•a 7.73% return on original cost rate base of $4.3 billion, which includes a return on equity of 10.50% and an average cost of debt of 4.28%;

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•a capital structure for ratemaking purposes of approximately 55% common equity and 45% long-term debt;
•a new ARAM that is a formula rate adjustor designed to update rates annually based on historical changes in TEP's revenue requirement. The proposed ARAM includes:
◦an earnings test with a deadband of plus or minus 20 basis points around the allowed return; and
◦if the proposed ARAM is not approved, a new SRB mechanism, which would help recover investments in significant generation resources, and a new LIRA, which would allow TEP to recover or refund differences between actual limited income tariff costs and the costs included in base rates;
•the continuation of the DSM surcharge at current approved rates, following the removal of the CEM framework from the initial rate case filing; and
•an accounting order to defer for future recovery certain incurred costs associated with owning, operating and maintaining Roadrunner Reserve II, offset by future benefits associated with investment tax credits.
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
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Three Months Ended March 31,
(in millions)	2026	2025
Beginning of Period	$(32)	$(49)
Deferred Fuel and Purchased Power Costs (1)	68	61
PPFAC and Base Power Recoveries	(52)	(60)
End of Period	$(16)	$(48)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
implementation plans were filed; (ii) previously awarded incentives for customer-installed DG; and (iii) various other program costs.
In March 2026, the ACC issued an order repealing the RES. The Arizona Attorney General received the order on April 2, 2026, and has 60 days to review the order and submit the final repeal to the Secretary of State of Arizona. TEP anticipates the repeal will become effective 60 days after receipt by the Secretary of State of Arizona. Until otherwise ordered, TEP will continue to operate under its existing RES implementation plan. TEP is continuing to evaluate the potential impacts of this order on its regulatory obligations and financial position.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded on the Condensed Consolidated Balance Sheets are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	March 31, 2026	December 31, 2025
Regulatory Assets
Pension and Other Postretirement Benefits (Note 7)	Various	$90	$91
Derivatives (Note 8)	4	49	23
Lost Fixed Cost Recovery	1	36	33
Early Generation Retirement Costs	Various	34	36
Property Tax Deferrals (1)	1	33	32
Transmission Revenue Requirement Balancing Account	2	29	32
Roadrunner Reserve I Accounting Order (2)	Various	26	16
Transportation Electrification and Electric Vehicle Infrastructure	Various	9	8
Self-Insured Medical & Short-Term Disability	1	7	7
Income Taxes Recoverable through Future Rates (3)	Various	4	4
Other Regulatory Assets	Various	10	12
Total Regulatory Assets		327	294
Less Current Portion	1	153	127
Total Noncurrent Regulatory Assets		$174	$167

Regulatory Liabilities
Income Taxes Payable through Future Rates (3)	Various	$198	$199
Renewable Energy Standard	Various	103	102
Deferred Investment Tax Credits (4)	Various	102	94
Net Cost of Removal (5)	Various	68	75
Pension and Other Postretirement Benefits (Note 7)	Various	32	32
Over-Recovered Fuel and Purchased Energy Costs	1	16	32
Derivatives (Note 8)	4	14	20
Demand Side Management	1	9	9
Total Regulatory Liabilities		542	563
Less Current Portion	1	130	144
Total Noncurrent Regulatory Liabilities		$412	$419
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
(4)As federal ITCs are deferred, TEP records a regulatory liability to be refunded to customers. On the effective date of new rates, TEP expects to begin amortizing the portion of the deferred ITCs related to Roadrunner Reserve I over five years.
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

NOTE 3. REVENUE
DISAGGREGATION OF REVENUES
TEP earns most of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended March 31,
(in millions)	2026	2025
Retail	$241	$245
Wholesale	47	58
Other Services	25	23
Revenues from Contracts with Customers	313	326
Alternative Revenues	4	12
Other	21	28
Total Operating Revenues	$338	$366

NOTE 4. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable, Net on the Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2026	December 31, 2025
Retail	$79	$107
Retail, Unbilled	46	47
Retail, Allowance for Credit Losses	(11)	(14)
Wholesale (1)	18	33
Due from Affiliates (Note 5)	13	9
Other	22	14
Accounts Receivable, Net	$167	$196
(1)Includes $6 million and $10 million as of March 31, 2026, and December 31, 2025, respectively, of receivables related to revenue from derivative instruments.
ALLOWANCE FOR CREDIT LOSSES
TEP separately evaluates retail, wholesale, and other accounts receivable for credit losses and has not recorded an allowance for credit losses for non-retail accounts receivable. The following table presents the change in the balance of Retail, Allowance for Credit Losses included in Accounts Receivable, Net on the Condensed Consolidated Balance Sheets:

	Three Months Ended March 31,
(in millions)	2026	2025
Beginning of Period	$(14)	$(13)
Credit Loss Expense	—	(1)
Write-offs	3	2
End of Period	$(11)	$(12)

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
The following table presents the components of related party balances included in Accounts Receivable, Net and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2026	December 31, 2025
Receivables from Related Parties
UNS Energy	$6	$—
UNS Electric	5	7
UNS Gas	2	2
Total Due from Related Parties	$13	$9

Payables to Related Parties
UNS Energy	$3	$4
UNS Electric	1	1
Total Due to Related Parties	$4	$5
The following table presents the components of related party transactions included on the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
(in millions)	2026	2025
Goods and Services Provided by TEP to Affiliates
Common Costs, UNS Energy Affiliates (1)	$7	$6
Transmission Revenues, UNS Electric (2)	2	2
Wholesale Revenues, UNS Electric (2)	1	1

Goods and Services Provided by Affiliates to TEP
Corporate Services, UNS Energy (3)	$3	$3
Capacity Charges, UNS Gas (4)	1	1
Purchased Power, UNS Electric (2)	1	1
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
(3)Corporate Services, UNS Energy includes legal and audit, and Fortis' management fees. Costs for corporate services provided by UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 84% of UNS Energy's allocated costs. TEP's share of Fortis' management fees was $3 million for each of the three months ended March 31, 2026, and 2025.
(4)UNS Gas charges TEP for natural gas capacity used to supply Gila River Generating Station.

NOTE 6. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
There have been no significant changes to TEP's long-term commitments since December 31, 2025, except as noted below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Purchase Commitments
Renewable Power Purchase Agreements
In March 2026, a renewable PPA facility with 160 MW of solar capacity was placed in service. On April 3, 2026, an additional facility with 100 MW of solar capacity and 100 MW of battery storage (400 MWh of energy capacity) was placed in service.
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
Mine Reclamation at Generation Facilities Not Operated by TEP
TEP pays ongoing mine reclamation costs for coal mines that supply generation facilities where TEP holds an ownership interest but is not the operator. The estimated liability for final mine reclamation depends on assumptions, such as projected costs, timing, and inflation. When these assumptions change, TEP adjusts future expense recognition over the remaining term of the applicable coal supply agreement. TEP’s PPFAC allows the pass-through of final mine reclamation costs to retail customers as part of fuel costs. Therefore, TEP defers these expenses by recording a regulatory asset and a reclamation liability over the remaining life of the respective coal supply agreement. TEP recovers the regulatory asset through the PPFAC as final mine reclamation costs are funded. After expiration of the related coal supply agreement, any changes in the estimated liability are recorded to both the regulatory asset and reclamation liability.
TEP is responsible for a portion of final mine reclamation costs for the mines at Four Corners and San Juan. TEP’s liability related to Four Corners totaled $2 million and $3 million as of March 31, 2026, and December 31, 2025, respectively, and was recorded in Current Liabilities—Other and Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. TEP's Four Corners coal supply agreement expires in 2031.
TEP ceased operations at San Juan in 2022 following expiration of its coal supply agreement. TEP’s remaining final mine reclamation liability at San Juan was $21 million and $23 million as of March 31, 2026, and December 31, 2025, respectively, and was recorded in Current Liabilities—Other and Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. TEP established a trust to fund its share of estimated final mine reclamation costs at San Juan that will remain in effect until reclamation activities are completed, which are currently projected to be completed in 2040. See Note 1 for additional information on restricted cash related to reclamation and decommissioning costs at San Juan.
Performance Guarantees
TEP participates in joint generation agreements at Four Corners and Luna, which expire in 2041 and 2046, respectively. Under these agreements, all participants, including TEP, guarantee certain performance obligations. If a participant defaults on payment, the non-defaulting participants must cover a proportionate share of expenses otherwise payable by the defaulting participant. In return, the non-defaulting participants are entitled to receive a proportionate share of the defaulting participant's generation capacity. For Luna, there is no maximum potential payment under this guarantee. For Four Corners, the maximum potential payment for non-defaulting participants is $250 million. As of March 31, 2026, no payment defaults have occurred under either agreement.
The Navajo and San Juan participation agreements expired in 2019 and 2022, respectively, but certain performance obligations continue through the decommissioning of both generation facilities. In the case of a default on these continuing obligations, the non-defaulting participants are entitled to seek financial recovery directly from the defaulting party.
Environmental Matters
TEP operates under federal, state, and local environmental laws and regulations covering air and water quality, renewable portfolio standards, emissions performance, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species, and other environmental matters that have the potential to impact TEP's current and future operations. These requirements are subject to interpretation and may be clarified by court decisions. Because these laws and regulations continue to evolve, TEP is unable to predict the impact of the changing laws and regulations on its operations or consolidated financial results. TEP expects to recover environmental compliance costs through customer rates. TEP believes it is in material compliance with applicable environmental laws and regulations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. EMPLOYEE BENEFITS PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
(in millions)	2026	2025	2026	2025
Service Cost	$4	$4	$1	$1
Non-Service Cost (1)
Interest Cost	6	6	—	1
Expected Return on Plan Assets	(8)	(8)	(1)	(1)
Amortization of Net Loss	1	1	—	—
Net Periodic Benefit Cost	$3	$3	$—	$1
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	March 31, 2026
Assets
Restricted Cash (1)	$28	$—	$28
Energy Derivative Contracts, Regulatory Recovery (2)	—	23	23
Energy Derivative Contracts, No Regulatory Recovery (2)	—	16	16
Total Assets	28	39	67
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(59)	(59)
Energy Derivative Contracts, No Regulatory Recovery (2)	—	(1)	(1)
Total Liabilities	—	(60)	(60)
Total Assets (Liabilities), Net	$28	$(21)	$7

(in millions)	December 31, 2025
Assets
Restricted Cash (1)	$30	$—	$30
Energy Derivative Contracts, Regulatory Recovery (2)	—	28	28
Energy Derivative Contracts, No Regulatory Recovery (2)	—	2	2
Total Assets	30	30	60
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(33)	(33)
Total Liabilities	—	(33)	(33)
Total Assets (Liabilities), Net	$30	$(3)	$27
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis in the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted (1)
(in millions)	March 31, 2026
Derivative Assets
Energy Derivative Contracts	$39	$18	$—	$21
Derivative Liabilities
Energy Derivative Contracts	(60)	(18)	—	(42)

(in millions)	December 31, 2025
Derivative Assets
Energy Derivative Contracts	$30	$17	$—	$13
Derivative Liabilities
Energy Derivative Contracts	(33)	(17)	—	(16)
(1)TEP records cash collateral posted related to energy derivative contracts in Current Assets—Other on the Condensed Consolidated Balance Sheets. As of May 5, 2026, TEP had $7 million of cash posted as collateral to provide credit enhancement.
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

	Three Months Ended March 31,
(in millions)	2026 (1)	2025
Unrealized Net Gain (Loss)	$(31)	$(3)
(1)Unrealized net loss on regulatory recoverable derivative contracts primarily resulted from declining forward natural gas prices.
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

	Three Months Ended March 31,
(in millions)	2026	2025
Operating Revenues	$14	$21
Derivative Volumes
As of March 31, 2026, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	March 31, 2026	December 31, 2025
Power Contracts GWh	5,865	1,430
Gas Contracts BBtu	71,477	72,959
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
The fair value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $54 million as of March 31, 2026, compared with $31 million as of December 31, 2025. TEP had no cash posted as collateral to provide credit enhancement as of March 31, 2026, and December 31, 2025. TEP would have been required to post $54 million and $31 million of collateral if the credit risk contingent features had been triggered on March 31, 2026, and December 31, 2025, respectively. TEP had $13 million and $16 million in outstanding net payable balances for settled positions as of March 31, 2026, and December 31, 2025, respectively.

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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Net Carrying Value		Fair Value
(in millions)		March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,793	$2,793	$2,478	$2,532

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that resulted in recognition of assets and liabilities but did not result in cash receipts or payments were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Accrued Capital Expenditures	$66	$50
Renewable Energy Credits	5	5
Asset Retirement Obligations Increase (Decrease)	(2)	(1)
Net Cost of Removal Increase (Decrease) (1)	(3)	(4)
(1)Represents the change in accrual for future retirement costs, net of salvage values. This change does not impact earnings.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q. For information on factors that may cause our actual future results to differ from those we currently anticipate, see Forward-Looking Information at the front of this Quarterly Report on Form 10-Q and Risk Factors in Part I, Item 1A of our 2025 Annual Report on Form 10-K, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Performance - The first three months of 2026 compared with the first three months of 2025
We reported net income of $27 million in the first three months of 2026 compared with net income of $44 million in the first three months of 2025. The decrease of $17 million, or 39%, was primarily due to (net of tax):
•$10 million in higher base operations and maintenance expenses primarily due to an increase in planned generation maintenance, including timing associated with the concentration of these costs in the first three months of 2026 as compared to the same period in 2025, and higher employee wages expenses;

•$8 million in lower margin from wholesale transactions primarily due to unfavorable market conditions resulting in a decrease in revenues from wholesale trading as defined in the PPFAC plan of administration;
•$3 million in lower margin from retail revenue primarily due to milder temperatures and lower LFCR revenue; and
•$3 million in higher depreciation expense primarily due to an increase in asset base.
The decrease was partially offset by:
•$3 million in lower income tax expense due to higher amortization of ITCs and a valuation allowance recorded in 2025 that did not recur in 2026; and
•$2 million in higher margin from transmission revenue due to an increase in our transmission revenue requirement due to a higher rate base.

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
Our key 2025 Rate Case proposals, adjusted for rejoinder testimony filed on April 13, 2026, include:
•a $159 million net increase in retail revenues comprised of the following components:
◦a non-fuel retail revenue increase of $205 million over test year non-fuel retail revenues,
◦a $26 million decrease in fuel-related retail revenues, and
◦if a new proposed ARAM is approved, elimination of certain existing adjustor mechanisms, including the ECA, TEAM, and LFCR mechanism, that results in a $20 million reduction in revenues collected from customers;
•a 7.73% return on original cost rate base of $4.3 billion, which includes a return on equity of 10.50% and an average cost of debt of 4.28%;
•a capital structure for ratemaking purposes of approximately 55% common equity and 45% long-term debt;
•a new ARAM that is a formula rate adjustor designed to update rates annually based on historical changes in our revenue requirement. The proposed ARAM includes:
◦an earnings test with a deadband of plus or minus 20 basis points around the allowed return; and
◦if the proposed ARAM is not approved, a new SRB mechanism, which would help recover investments in significant generation resources, and a new LIRA, which would allow us to recover or refund differences between actual limited income tariff costs and the costs included in base rates;
•the continuation of the DSM surcharge at current approved rates, following the removal of the CEM framework from the initial rate case filing; and
•an accounting order to defer for future recovery certain incurred costs associated with owning, operating and maintaining Roadrunner Reserve II, offset by future benefits associated with investment tax credits.
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
ACC Formula Rate Plan Policy
In December 2024, the ACC adopted a formula rate policy statement that provides a framework for regulated utilities to propose a formula rate plan in future rate cases. A formula rate plan, if approved by the ACC, would adjust rates annually based on a predetermined formula. Formula rate plans are expected to improve rate stability for customers, while also reducing regulatory lag and related costs, as well as reducing the reliance on and number of adjustor mechanisms. The RUCO has challenged the ACC's authority to implement this framework through a policy statement, and in November 2025, the Arizona Court of Appeals ruled that the RUCO may proceed with its challenge. We are unable to predict the timing or outcome of these regulatory and legal processes. The ACC has previously approved adjustor mechanisms, including formula-based mechanisms, in rate cases.
Southwest Power Pool Markets+
In November 2024, we and other Arizona utilities announced plans to join Southwest Power Pool Markets+, a day-ahead and real-time wholesale energy market, with anticipated participation as early as 2027. The FERC conditionally approved the Markets+ tariff in January 2025. In April 2025, the FERC accepted the funding agreement signed by us and other participating utilities to support the market's development and implementation. Our participation in Markets+ is expected to: (i) reduce our cost to serve customers; (ii) increase access to clean energy resources; and (iii) enhance system reliability.
Renewable Energy and Electric Energy Efficiency Standards Repeal
In January 2024, the ACC opened dockets to review the RES and EE Standards. The ACC's RES required Arizona regulated electric utilities to increase their use of renewable energy each year until it represented at least 15% of their total annual retail energy sales by the end of 2025, with a portion sourced from customer-sited DG. Under the EE Standards, the ACC requires electric utilities to implement cost-effective programs to reduce customers' energy consumption.
In October 2025, a NOPR recommending the repeal of the EE Standards was published in the Arizona Administrative Register. We are unable to predict the timing or outcome of this rulemaking proceeding.
In March 2026, the ACC issued an order repealing the RES. The Arizona Attorney General received the order on April 2, 2026, and has 60 days to review the order and submit the final repeal to the Secretary of State of Arizona. We anticipate the repeal will become effective 60 days after receipt by the Secretary of State of Arizona. Until otherwise ordered, we will continue to operate under our existing RES implementation plan. We are continuing to evaluate the potential impacts of this order on our regulatory obligations and financial position.
City of Tucson Energy Sourcing Study
The City of Tucson engaged a consulting and engineering firm to analyze alternatives to our provision of electric service, including a study of a potential municipal electric utility. An initial draft of the study, published in April 2025, suggested that a city-owned utility serving primarily Tucson customers could offer potential customer savings, but also noted that the City of Tucson would assume significant risks and incur substantial costs if it pursued municipalization. These costs would include purchasing property and plant at fair value and separating our remaining electrical grid from the City of Tucson.
In February 2026, The Brattle Group released an analysis commissioned by TEP concluding that the establishment of a municipal electric utility would be expected to result in higher energy costs for city residents and businesses.
In March 2026, the Tucson Mayor and City Council rejected a proposal that would have directed city staff to pursue the creation of a municipal electric utility. Instead, the Mayor and Council voted to direct the City's Commission on Climate, Energy, and Sustainability to engage with stakeholders and evaluate that potential option, along with other public power alternatives, to inform future policy considerations.

Energy Collaboration Agreement
On April 7, 2026, the City of Tucson approved an energy collaboration agreement with us that establishes a framework for collaboration on energy reliability, affordability, clean energy, and community resilience. The agreement is contingent upon voter approval of a new franchise agreement at the November 3, 2026 general election. Both the energy collaboration agreement and franchise agreement have 25‑year terms. Under the energy collaboration agreement, annual contributions will begin at $2 million and increase by 2% every year to support agreed‑upon initiatives, with payments excluded from recovery through customer rates.
Generation Resource Strategy
Our long-term resource planning strategy is to continue our transition to a less carbon-intensive energy portfolio by expanding renewable energy, energy storage, and natural gas resources while planning to exit ownership interests in coal-fired generation by 2032. Our existing coal-fired generation fleet faces a number of uncertainties affecting the viability of continued operations, including changing state and federal law and energy policies, competition from other resources, fuel supply, and land lease contract extensions. Given these uncertainties and the need to economically replace such generation to support anticipated load identified in our 2023 IRP, we plan to convert Springerville Units 1 and 2 from coal-fired generation to natural gas-fired generation by 2030. This conversion will allow us to leverage existing infrastructure with the development of replacement energy sources while also furthering our goals of ending our use of coal-fired generation and supporting both customer affordability and reliability. We will seek regulatory recovery for any amounts that would not otherwise be recovered as a result of the conversion of Springerville Units 1 and 2 and our planned exit from Four Corners in 2031. In March 2026, the ACC approved an amendment to the facility’s Certificate of Environmental Compatibility to permit the conversion of Springerville Units 1 and 2 from coal‑fired to natural gas‑fired generation. This regulatory approval advances our plans to extend the operational life of the units and support long‑term system reliability.
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
In March 2026, we issued an ASRFP to solicit capacity and energy resources for the purpose of supporting growth opportunities.
Babacomari North was placed in service in March 2026 with 160 MW of solar capacity, and Wilmot II was placed in service on April 3, 2026 with 100 MW of solar capacity and 100 MW of battery storage (400 MWh of energy capacity), both under existing power purchase agreements.
Nuclear Generation
In collaboration with other Arizona electric utilities, we are assessing the potential role of nuclear generation as a possible long-term carbon-free energy resource to support Arizona's growth in electricity demand. On April 22, 2026, the utilities entered into a memorandum of understanding that establishes a framework for site evaluation and preliminary permitting-related activities. The utilities have also applied for a U.S. Department of Energy grant that could help support a multi-year site selection process and potential preparation of an early site permit application with the Nuclear Regulatory Commission. These efforts are in early exploratory stages, are subject to regulatory approvals and funding availability, and may not result in the development of a nuclear facility.
Production Tax Credits
PTCs are federal tax credits earned per-kWh of electricity generated using qualified energy resources for a 10-year period after a qualifying facility is placed in service. In 2021, Oso Grande, a qualifying energy resource, was placed in service. While costs associated with operating the facility are recorded throughout the year, PTCs are recognized through the effective tax rate provision and are primarily recognized in the third quarter due to weather patterns that contribute to seasonal fluctuations in taxable earnings. We recorded approximately $2 million and $4 million in PTCs related to Oso Grande for the three months ended March 31, 2026, and 2025, respectively. The PTC rate published by the IRS for wind facilities placed in service prior to 2022 was $0.030 for 2025.

Electricity generated from Oso Grande depends heavily on wind conditions. If actual conditions differ from our estimates, or if operational constraints arise, including insufficient transmission capacity to deliver the electricity, then the project's generation and associated PTCs may vary significantly from prior periods.
Pipeline Expansion Agreements
On April 10, 2026, to support system reliability, facilitate the conversion of Springerville Units 1 and 2 to natural gas-fired generation, and meet future load growth, we entered into a 20-year gas transportation precedent agreement and amended an existing 25-year agreement to secure reliable access to natural gas. The agreements support the development of new third-party pipelines. Subject to the receipt of required regulatory approvals and other conditions, the pipelines are expected to be in service by late 2029.
Once the pipelines enter commercial operation, we will enter into related gas transportation service agreements with estimated purchase commitments of approximately $2.6 billion over 25 years and $1.0 billion over 20 years.
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
Energy Supply Agreement
In 2025, we reached an agreement to serve a data center campus expected to be located in our service territory, requiring potential power demand of approximately 300 MW. The ACC approved the ESA in December 2025. The ESA provides additional consumer protections such as establishing minimum monthly payment obligations that apply irrespective of customer energy use, authorizing termination fees supported by financial assurance mechanisms, and imposing credit standards designed to mitigate the risk of default. On April 10, 2026, the parties waived certain contractual provisions under the ESA, establishing a $40 million termination payment if the ESA is terminated by the customer prior to the commencement of electric service, secured by a $40 million letter of credit received on April 23, 2026.
Following the ACC's approval, the Arizona Attorney General and the City of Tucson submitted requests to the ACC for rehearing, which were deemed denied. In February 2026, the Arizona Attorney General and the City of Tucson filed legal challenges, now pending in the Superior Court of Maricopa County, Arizona contesting the ACC’s approval of the ESA. We cannot predict the timing or outcome of these proceedings.
Separately, we entered into a project construction agreement to design, engineer, procure, construct, install, and place into service transmission and switchyard facilities to provide retail electric service to the customer. The FERC accepted the original project construction agreement in September 2025. On April 10, 2026, we executed an amended and restated project construction agreement under which the customer assumed responsibility for the switchyard construction costs and is required to pre-fund project costs. The amended and restated agreement requires FERC re-approval and becomes effective upon FERC acceptance.
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
Interest Rates
See Part II, Item 7A in our 2025 Annual Report on Form 10-K and Part I, Item 3 of this Quarterly Report on Form 10-Q for information regarding interest rate risk and its impact on earnings.

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
The following discussion provides the significant items that affected our results of operations for the first three months of 2026 compared with the same period in 2025 presented on a pre-tax basis.
Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2026	2025	Percent
Operating Revenues
Retail	$241	$245	(1.6)%
Wholesale, Long-Term	12	17	(29.4)%
Wholesale, Short-Term (1)	32	47	(31.9)%
Transmission	16	14	14.3%
Springerville Units 3 and 4 Participant Billings	21	20	5.0%
Other	16	23	(30.4)%
Total Operating Revenues	$338	$366	(7.7)%
(1)Includes revenue realized from wholesale trading as defined in the PPFAC plan of administration. We share 10% of any realized gains on trading transactions with retail customers through the PPFAC mechanism.
We reported Operating Revenues of $338 million for the first three months of 2026 compared with $366 million in the same period for 2025. The decrease of $28 million, or 8%, was primarily due to:
•$15 million in lower short-term wholesale revenue, primarily due to a decrease in price and volume and a decrease in revenues from wholesale trading, as defined in the PPFAC plan of administration, due to unfavorable market conditions;
•$7 million in lower other revenue primarily due to lower TCA and LFCR revenue;
•$5 million in lower long-term wholesale revenue primarily due to a decrease in volume, partially offset by an increase in price; and

•$4 million in lower retail revenue primarily due to lower PPFAC cost recoveries as a result of a decrease in the PPFAC rate and milder temperatures.
The decrease was partially offset by $2 million in higher transmission revenue resulting from an increase in our transmission revenue requirement due to a higher rate base.
The following table provides key statistics impacting Operating Revenues:

	Three Months Ended March 31,		Increase (Decrease)
(kWh in millions)	2026	2025	Percent
Electric Sales (kWh) (1)
Retail Sales	1,766	1,759	0.4%
Wholesale, Long-Term	178	292	(39.0)%
Wholesale, Short-Term	812	890	(8.8)%
Total Electric Sales	2,756	2,941	(6.3)%

Average Revenue (cents per kWh) (2)
Retail	13.62	13.93	(2.2)%
Wholesale, Long-Term	7.01	5.96	17.6%
Wholesale, Short-Term	2.24	2.96	(24.3)%

Total Retail Customers (3)	458,160	455,052	0.7%
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
(3)This number represents the total retail customer count across all customer classes including residential, commercial, industrial (mining and non-mining), and other. The customer count is based on the average number of active service agreements during each period. Management uses this count to monitor the growth of retail customers.
Operating Expenses
Fuel and Purchased Power Expense
We reported Fuel and Purchased Power expense of $95 million for the first three months of 2026 compared with $115 million for the same period for 2025. The decrease of $20 million, or 17%, was primarily due to:
•$15 million in lower PPFAC recovery treatment primarily due to a decrease in PPFAC recoveries and an increase in PPFAC eligible costs deferred as a regulatory asset for future recovery; and
•$15 million in lower fuel expenses primarily due to a decrease in gas and coal prices and a decrease in Gas-Fired Generation volumes; partially offset by an increase in Coal-Fired Generation volumes and higher realized losses on natural gas swaps.
The decrease was partially offset by:
•$7 million in higher transmission and other PPFAC recoverable costs primarily due to an increase in transmission service expenses related to a FERC rate case credit received in January 2025; and
•$3 million in higher purchased power expense primarily due to an increase in volume.

The following table provides key statistics impacting Fuel and Purchased Power:

	Three Months Ended March 31,		Increase (Decrease)
(kWh in millions)	2026	2025	Percent
Sources of Energy
Coal-Fired Generation	746	538	38.7%
Gas-Fired Generation	1,154	1,541	(25.1)%
Utility-Owned Renewable Generation	179	168	6.5%
Total Generation	2,079	2,247	(7.5)%
Purchased Power	827	800	3.4%
Total Generation and Purchased Power (1)	2,906	3,047	(4.6)%

(cents per kWh)
Average Cost of Generated and Purchased Power
Coal (2)	4.51	5.01	(10.0)%
Natural Gas (2)(3)	2.34	3.13	(25.2)%
Purchased Power (4)	4.01	3.81	5.2%
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
Operations and Maintenance Expense
We reported Operations and Maintenance expense of $112 million for the first three months of 2026 compared with $100 million for the same period for 2025. The increase of $12 million, or 12%, was primarily due to:
•$7 million in higher operating costs due to an increase in planned generation maintenance, including timing associated with the concentration of these costs in the first three months of 2026 as compared to the same period in 2025;
•$3 million in higher employee wages expenses; and
•$1 million in higher reimbursable materials and maintenance expenses related to Springerville Unit 3.
Depreciation and Amortization Expense
We reported Depreciation and Amortization expense of $69 million for the first three months of 2026 compared with $65 million for the same period for 2025. The increase of $4 million, or 6%, was primarily due to an increase in asset base.
Other Income (Expense)
We reported Other Expense of $13 million for the first three months of 2026 compared with $15 million in the same period for 2025. The decrease of $2 million, or 13%, was primarily due to:
•$2 million in lower net periodic non-service cost primarily due to a decrease in interest cost and an increase in expected return on plan assets; and
•$1 million in higher AFUDC due to an increase in eligible construction expenditures.
The decrease was partially offset by a $1 million decrease in interest income due to lower cash balances in interest-bearing bank accounts in 2026.

Income Tax Expense
We reported Income Tax Expense of $3 million for the first three months of 2026 compared with $8 million for the same period for 2025. The decrease of $5 million, or 63%, was primarily due to:
•$6 million in lower tax expense due to a decrease in pretax income; and
•$3 million in higher amortization of ITCs and a valuation allowance recorded in 2025 that did not recur in 2026.
The decrease was partially offset by $2 million in lower tax credits related to Oso Grande PTCs.

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
Available Liquidity

(in millions)	March 31, 2026
Cash and Cash Equivalents	$11
Amount Available under Revolving Credit Agreement (1)	161
Total Liquidity	$172
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
See Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk of this Quarterly Report on Form 10-Q for additional information regarding our market risks. See Note 1, Note 7, and Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8 in our 2025 Annual Report on Form 10-K for additional information regarding our leases, financing arrangements, and purchase commitments, respectively.

Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing, and financing activities:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2026	2025	Percent
Operating Activities (1)	$131	$129	1.6%
Investing Activities (1)	(167)	(184)	(9.2)%
Financing Activities (1)	19	227	(91.6)%
Net Increase (Decrease)	(17)	172	*
Beginning of Period	56	49	14.3%
End of Period	$39	$221	(82.4)%
*Not meaningful
(1)Calculated on rounded data and may not correspond exactly to amounts on the Condensed Consolidated Statements of Cash Flows.
Operating Activities
Net cash flows provided by operating activities increased by $2 million in the first three months of 2026 compared with the same period in 2025 primarily due to changes in working capital associated with higher accounts payable and accrued charges; partially offset by: (i) lower margin from wholesale transactions primarily due to unfavorable market conditions; (ii) higher operations and maintenance costs primarily due to an increase in planned outages and an increase in employee wages expenses; and (iii) lower PPFAC recoveries in 2026 and an increase in PPFAC eligible costs deferred as a regulatory asset for future recovery.
Investing Activities
Net cash flows used for investing activities decreased by $17 million in the first three months of 2026 compared with the same period in 2025 primarily due to a decrease in cash paid for capital expenditures.
Financing Activities
Net cash flows provided by financing activities decreased by $208 million in the first three months of 2026 compared with the same period in 2025 primarily due to: (i) lower proceeds from debt issuance; and (ii) an increase in dividends paid to UNS Energy; partially offset by: (i) higher proceeds and lower repayments of credit facility borrowings; and (ii) an increase in equity contributions from UNS Energy.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of March 31, 2026, we had no short-term investments.
Access to Credit
We have access to working capital through our credit agreement with lenders. Amounts borrowed from the 2021 Credit Agreement are used for working capital and other general corporate purposes. LOCs may be issued from time to time to support energy procurement, hedging transactions, and other business activities. As of March 31, 2026, there was $161 million available under the 2021 Credit Agreement, which reflects $75 million of outstanding revolver borrowings and LOCs totaling $14 million issued with fees that accrue at a rate of 1.050% per annum. As of May 5, 2026, there was $96 million available under the 2021 Credit Agreement.
See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 in our 2025 Annual Report on Form 10-K for additional information regarding our 2021 Credit Agreement.
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
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of March 31, 2026, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- (stable) and A3 (stable), respectively.
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
Debt Covenants
Under certain agreements, should we fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of March 31, 2026, we were in compliance with these covenants.
We do not have any provisions in any of our debt agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contributions from Parent
We received equity contributions from UNS Energy of $95 million in the first three months of 2026. We received no equity contributions from UNS Energy in the first three months of 2025.
Dividends Declared and Paid to Parent
We declared and paid $150 million in dividends to UNS Energy in the first three months of 2026. We did not declare or pay dividends to UNS Energy in the first three months of 2025.
Master Trading Agreements
We conduct our wholesale marketing and risk management activities under certain master trading agreements. These agreements may require us to post credit enhancements in the form of cash or LOCs if our exposures exceed unsecured credit limits established for us based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of March 31, 2026, we had no cash posted as collateral to provide credit enhancement related to our wholesale marketing or risk management activities.
Capital Expenditures
Our routine capital expenditures support customer growth, system reinforcement, replacements and betterments, and compliance with environmental rules and regulations. In the first three months of 2026, there were no material changes to our forecasted capital expenditures as reported in our 2025 Annual Report on Form 10-K. We continue to monitor government trade policies, particularly those related to tariffs, and assess their potential impact on our capital projects. Although there has been no material effect on our operations or financial performance in 2026, future increases in tariffs or related supply chain disruptions could significantly raise costs if mitigation efforts are unsuccessful.

Income Tax Position
Tax Sharing Agreement
Under the terms of the tax sharing agreement with UNS Energy, we made no tax sharing payments for the first three months of 2026 and $1 million in net tax sharing payments for the first three months of 2025. Future cash flows are subject to change and are not expected to have a significant impact on our operating cash flows.
Investment Tax Credits
Standalone battery storage systems that began construction before January 29, 2023 may qualify for a base federal tax credit equal to 30% of the eligible costs of the facility. The IRA provides an election to transfer (i.e., sell) some or all of certain tax credits generated by a qualifying facility to unrelated third parties in exchange for cash. Transfer elections must be made on a facility-by-facility and year-by-year basis. Any election to transfer tax credits must be made and cash must be received on or before the due date of the tax return for the year the facility is placed in service. We expect Roadrunner Reserve II to qualify for the base federal tax credit. Roadrunner Reserve II is expected to be placed in service in 2026. In March 2026, we entered into an agreement to transfer ITCs related to Roadrunner Reserve II in the second half of 2026. On April 9, 2026, we received the final $46 million of cash proceeds from the sale of ITCs related to Roadrunner Reserve I.
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
In May 2024, the EPA published the final Legacy CCR Surface Impoundments Rule that expands the scope of the 2015 CCR Rule to address the impacts from historical CCR management and placement activities that would have ceased prior to 2015. The 2024 EPA rule establishes two new categories of federally regulated CCR: (i) legacy surface impoundments, which are inactive surface impoundments at inactive facilities that no longer receive CCR but contained both CCR and liquids on or after October 19, 2015; and (ii) CCRMUs which broadly encompass any location at an operating coal-fired generation facility where CCR would have been placed on land. A CCRMU includes not only historically closed landfills and surface impoundments, but also prior applications of CCR on land, such as for structural fill. The final rule also establishes assessment, groundwater monitoring, closure, and post-closure requirements for legacy CCR impoundments and CCRMUs.
We continue to analyze the EPA's Legacy CCR Surface Impoundments Rule for potential impacts to our operations. We anticipate CCRMUs will be identified at Springerville and Four Corners. The number, location, and size of these CCRMUs will be assessed in accordance with the compliance schedule outlined in the EPA's final rule; therefore, associated compliance costs cannot be accurately predicted at this time. SRP tentatively identified CCRMUs at Navajo. Our estimated cost to comply with the EPA's final rule at Navajo is not expected to have a significant impact on our financial position, results of operations, or cash flows. Legal challenges to the final rule are pending before the U.S. Court of Appeals for the District of Columbia Circuit.
On April 13, 2026, the EPA published a proposed rule that reconsiders many requirements that were established by the Legacy CCR Surface Impoundments Rule and the 2015 CCR Rule. The proposed rule includes multiple proposals including potential removal of all requirements associated with CCRMUs or up to seven alternative amendments to the CCRMU requirements. The proposed rule also includes incorporating site-specific risk provisions into the 2015 CCR Rule requirements for CCR units. We are analyzing the EPA's proposed rule.
We cannot predict the outcome of the proposed rulemaking or the legal challenges at this time.
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

CRITICAL ACCOUNTING ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements and related notes. Management believes that there have been no significant changes during the three months ended March 31, 2026, to the items that we disclosed as our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K.

NEW ACCOUNTING STANDARDS ISSUED AND NOT YET ADOPTED
For a discussion of new accounting pronouncements affecting TEP, see Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TEP’s primary market risks include fluctuations in interest rates, commodity prices and volumes, and counterparty credit. Fluctuations in interest rates can affect earnings and cash flows. TEP may enter into financing transactions to manage changes in interest rates. Fluctuations in commodity prices and volumes and counterparty credit losses may temporarily affect cash flows but are not expected to affect earnings due to expected recovery through regulatory mechanisms.
There have been no additional risks and no material changes to market risks disclosed in Part II, Item 7A in our 2025 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of March 31, 2026. There was no change in TEP’s internal control over financial reporting during the quarter ended March 31, 2026, that materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The business and financial results of TEP are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2025 Annual Report on Form 10-K should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our 2025 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
*31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Susan M. Gray.

*31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by J. Caleb Adcock.

**32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from TEP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	May 5, 2026	/s/ J. Caleb Adcock
J. Caleb Adcock
Chief Financial Officer, Sr. Vice President, and Director
(Principal Financial Officer and Principal Accounting Officer)