Form 10-Q
period 2026-06-30
TUCSON ELECTRIC POWER CO
filed 2026-07-31
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of July 30, 2026.

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
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed herein. We express our estimates, expectations, beliefs, aspirations, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, aspirations, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2025 Annual Report on Form 10-K; Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q; and other parts of this report. These factors include: voter initiatives and federal, state, and local regulatory and legislative decisions and actions, including changes in tax, tariff, and energy policies (including, among other things, data center energy use, efficiency standards, and sources of power), as they may be affected by the policies and priorities of governmental officials at the federal, state, and local levels; the outcome of the November 2026 general election vote on our new franchise agreement with the City of Tucson; any change in our expected benefit of or obligations relating to the transfer of ITCs; any change in the structure of utility service in Arizona resulting from the ACC or state legislature's examination of the state's energy policies or the City of Tucson's study of municipalization; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; unfavorable rulings, penalties, or findings by the FERC; regional economic and market conditions that could affect customer growth and electricity usage; potential changes in the benefits of participation in the Western Energy Imbalance Market and Markets+; changes in electricity consumption by retail customers; risks related to climate change, including shifts in weather seasonality, extreme weather events, and their increasing frequency and severity, and wildfires, affecting electricity usage of our customers, operational performance, and operating and capital costs to ensure system reliability; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the demand plus reserve margin requirements; our ability to implement successfully our business strategies, including any impediments to implementing such strategies arising from state or local opposition, and meet the growing demand for electricity, particularly in view of existing and potential new large customer requirements; the ability and willingness of our large customer counterparties, including counterparties to data center ESAs, to satisfy their financial and performance commitments; the cost of debt and equity capital and access to capital markets and bank markets during extended periods of volatility, which may affect our ability to raise additional capital and to use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and changes in interest rates, which affect the value of our pension and other postretirement benefit plan assets and related contribution requirements and expenses; our ability to manage timelines and budgets and to access necessary materials and labor, in each case, related to capital projects, including EPC agreements to develop standalone BESS, and/or to obtain the anticipated performance or other benefits of such capital projects; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense, including increases due to inflationary pressures, tariffs, international trade policy, heightened geopolitical instability, and/or global supply chain challenges; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting estimates; the ongoing impact of mandated energy efficiency and DG initiatives and the potential repeal of such mandates; our ability to meet our aspirational goal related to reducing carbon emissions by 2050 due to load growth required by existing and potential new large customers, and the potential impact on our financial condition; our ability to exit all ownership interests in coal-fired generation by 2032; changes to long-term contracts; the cost of fuel and power supplies; fluctuations or increases in commodity prices; the ability to obtain coal or natural gas from our suppliers; the timing and cost of generation facility decommissioning and mine reclamation activities; cyber-attacks, data breaches, or other cyberspace attacks to our information security and our operations and technology infrastructure, including attacks that may arise from heightened geopolitical instability or due to the evolution of AI or otherwise, as well as additional exposure to data breaches, algorithmic bias and legal liability resulting from the implementation of AI into our business operations; physical attacks to our electric generation, transmission, and distribution assets; the performance of generation facilities, including renewable generation resources; the extent of the impact of a global health or other crisis on our business and operations, and any economic and/or societal disruptions resulting therefrom and from the government actions taken in response thereto; the implementation of our 2023 IRP; uncertainty surrounding the RES repeal; and our ability to obtain ACC approval of a formula rate plan with acceptable terms in response to our 2025 Rate Case.
v

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues	$433,119	$407,244	$771,386	$772,980

Operating Expenses
Fuel and Purchased Power	119,675	117,247	214,672	232,022
Operations and Maintenance	129,079	111,009	241,550	211,186
Depreciation	61,946	58,323	122,413	115,838
Amortization	9,142	7,621	17,587	15,402
Taxes Other Than Income Taxes	18,663	18,356	37,699	37,057
Total Operating Expenses	338,505	312,556	633,921	611,505

Operating Income	94,614	94,688	137,465	161,475

Other Income (Expense)
Interest Expense	(30,007)	(31,731)	(59,124)	(61,361)
Allowance For Borrowed Funds	4,725	4,549	9,213	8,898
Allowance For Equity Funds	9,690	11,264	20,093	20,951
Unrealized Gains (Losses) on Investments	2,388	1,624	1,692	1,708
Interest Income	3,669	1,898	4,416	3,660
Other, Net	1,186	(659)	2,022	(1,624)
Total Other Income (Expense)	(8,349)	(13,055)	(21,688)	(27,768)

Income Before Income Tax Expense	86,265	81,633	115,777	133,707
Income Tax Expense	8,210	9,971	10,825	17,614
Net Income	$78,055	$71,662	$104,952	$116,093
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net Income	$104,952	$116,093
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	122,413	115,838
Amortization Expense	17,587	15,402
Amortization of Debt Issuance Costs	1,578	1,587
Use of Renewable Energy Credits for Compliance	24,986	24,870
Deferred Income Taxes	10,400	16,080
Pension and Other Postretirement Benefits Expense	5,909	9,021
Pension and Other Postretirement Benefits Funding	(4,913)	(5,270)
Allowance for Equity Funds Used During Construction	(20,093)	(20,951)
Sales of Investment Tax Credits	45,730	—
Changes in Current Assets and Current Liabilities:
Accounts Receivable	(32,253)	(26,275)
Materials, Supplies, and Fuel Inventory	(8,892)	(20,987)
Regulatory Assets	(5,356)	(11,161)
Other Current Assets	7,659	4,485
Accounts Payable and Accrued Charges	33,745	13,983
Regulatory Liabilities	1,309	3,698
Other, Net	(25,173)	(15,919)
Net Cash Flows—Operating Activities	279,588	220,494
Cash Flows from Investing Activities
Capital Expenditures	(312,816)	(440,731)
Purchase Intangibles, Renewable Energy Credits	(28,704)	(30,555)
Contributions in Aid of Construction	19,025	3,157
Net Cash Flows—Investing Activities	(322,495)	(468,129)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	215,000	45,000
Repayments of Borrowings, Revolving Credit Facility	(90,000)	(100,000)
Proceeds from Issuance, Long-Term Debt—Net of Discount	—	299,322
Dividends Paid to Parent	(150,000)	—
Payment of Debt Issuance Costs	—	(3,471)
Contributions from Parent	95,000	—
Other, Net	662	740
Net Cash Flows—Financing Activities	70,662	241,591
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	27,755	(6,044)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	56,392	49,461
Cash, Cash Equivalents, and Restricted Cash, End of Period	$84,147	$43,417
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Utility Plant
Plant in Service	$9,525,192	$9,000,669
Construction Work in Progress	618,790	890,095
Total Utility Plant	10,143,982	9,890,764
Accumulated Depreciation and Amortization	(2,924,909)	(2,837,619)
Total Utility Plant, Net	7,219,073	7,053,145

Investments and Other Property	72,732	75,717

Current Assets
Cash and Cash Equivalents	58,406	26,192
Accounts Receivable (Net of Allowance for Credit Losses of $10,772 and $13,827 as of June 30, 2026 and December 31, 2025, respectively)	228,984	195,923
Fuel Inventory	62,550	59,281
Materials and Supplies	218,281	211,555
Regulatory Assets	123,835	126,836
Derivative Instruments	18,769	9,187
Other	25,262	31,864
Total Current Assets	736,087	660,838

Regulatory Assets	181,197	167,108
Derivative Instruments	15,620	21,123
Other Noncurrent Assets	175,161	161,339

Total Assets	$8,399,870	$8,139,270
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	June 30, 2026	December 31, 2025
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of June 30, 2026 and December 31, 2025)	$1,906,539	$1,811,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	1,605,247	1,650,295
Accumulated Other Comprehensive Loss	(6,708)	(6,930)
Total Common Stock Equity	3,498,721	3,448,547
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of June 30, 2026 and December 31, 2025)	—	—
Long-Term Debt, Net	2,793,733	2,792,642
Total Capitalization	6,292,454	6,241,189
Current Liabilities
Borrowings Under Credit Agreement	125,000	—
Accounts Payable	157,892	128,540
Accrued Taxes Other than Income Taxes	59,547	58,410
Accrued Employee Expenses	35,519	42,383
Accrued Interest	23,430	23,627
Regulatory Liabilities	146,195	143,851
Customer Deposits	18,927	17,508
Derivative Instruments	22,018	31,143
Other	40,731	29,743
Total Current Liabilities	629,259	475,205

Deferred Income Taxes, Net	734,855	704,199
Regulatory Liabilities	420,186	419,132
Pension and Other Postretirement Benefits	54,314	54,158
Derivative Instruments	6,892	1,750
Asset Retirement Obligations	189,356	175,128
Other Noncurrent Liabilities	72,554	68,509
Total Liabilities	2,107,416	1,898,081

Commitments and Contingencies

Total Capitalization and Liabilities	$8,399,870	$8,139,270
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Three Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of March 31, 2025	$1,746,539	$(6,357)	$1,411,344	$(3,961)	$3,147,565
Net Income			71,662		71,662
Other Comprehensive Income (Loss), Net of Tax				53	53
Balances as of June 30, 2025	$1,746,539	$(6,357)	$1,483,006	$(3,908)	$3,219,280

Balances as of March 31, 2026	$1,906,539	$(6,357)	$1,527,192	$(6,819)	$3,420,555
Net Income			78,055		78,055
Other Comprehensive Income (Loss), Net of Tax				111	111
Balances as of June 30, 2026	$1,906,539	$(6,357)	$1,605,247	$(6,708)	$3,498,721

	Six Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2024	$1,746,539	$(6,357)	$1,366,913	$(4,015)	$3,103,080
Net Income			116,093		116,093
Other Comprehensive Income (Loss), Net of Tax				107	107
Balances as of June 30, 2025	$1,746,539	$(6,357)	$1,483,006	$(3,908)	$3,219,280

Balances as of December 31, 2025	$1,811,539	$(6,357)	$1,650,295	$(6,930)	$3,448,547
Net Income			104,952		104,952
Other Comprehensive Income (Loss), Net of Tax				222	222
Dividends Declared to Parent			(150,000)		(150,000)
Contributions from Parent	95,000				95,000
Balances as of June 30, 2026	$1,906,539	$(6,357)	$1,605,247	$(6,708)	$3,498,721
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND FINANCIAL STATEMENT PRESENTATION
TEP is a regulated utility that generates, transmits, and distributes electricity to approximately 459,000 retail customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the Western United States. TEP is a wholly-owned subsidiary of UNS Energy, a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis.
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
As of June 30, 2026, the carrying amounts of assets and liabilities in the balance sheet that relate to variable interests under long-term renewable PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as the Company would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.
REPORTABLE SEGMENTS
TEP's principal business operations include generating, transmitting, and distributing electricity to its retail customers. In addition to retail sales, TEP sells electricity, transmission, and ancillary services to other utilities, municipalities, and energy marketing companies on a wholesale basis. TEP has one operating segment, its regulated utility operations. TEP’s CODM is Susan M. Gray who holds the position of Chief Executive Officer of TEP and its parent company, UNS Energy. The CODM uses net income to assess performance and decide how to allocate resources for UNS Energy overall (including employees and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
financial or capital resources) predominantly in the annual budget and forecasting process. Net income is reported on the Condensed Consolidated Statements of Income. Operations and Maintenance expense includes expenses reimbursed by third-parties and expenses related to customer-funded RES and DSM programs. Operations and Maintenance expense excluding these reimbursable and customer funded expenses totaled $95 million and $188 million for the three and six months ended June 30, 2026, respectively, and $88 million and $170 million for three and six months ended June 30, 2025, respectively. Total assets, the measure of segment assets, is reported on the Condensed Consolidated Balance Sheets. Capital expenditures are reported on the Condensed Consolidated Statements of Cash Flows.
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

	Six Months Ended June 30,
(in millions)	2026	2025
Cash and Cash Equivalents	$58	$13
Restricted Cash included in:
Investments and Other Property	18	22
Current Assets—Other	8	8
Cash, Cash Equivalents, and Restricted Cash, End of Period	$84	$43
Restricted cash primarily represents cash contractually required to be set aside to pay TEP's share of final mine reclamation and decommissioning costs at San Juan.
INCOME TAXES
Production Tax Credits
TEP realized PTC benefits associated with Oso Grande of $5 million and $7 million in Income Tax Expense on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2026, respectively, and $4 million and $8 million for the three and six months ended June 30, 2025, respectively.
Investment Tax Credits
Roadrunner Reserve II was placed in service in June 2026 and based on current estimates, has generated $99 million of ITCs. TEP recorded a $35 million deferred tax asset in Deferred Income Taxes, Net on the Condensed Consolidated Balance Sheets as of June 30, 2026, with a corresponding regulatory liability in Regulatory Liabilities on the Condensed Consolidated Balance Sheets to reflect the anticipated return of benefits to customers. As of June 30, 2026, TEP also recorded a $3 million valuation allowance against the deferred tax asset reflecting the expected discount in proceeds from a planned sale of ITCs to a third-party.
In March 2026, TEP entered into an agreement to transfer ITCs related to Roadrunner Reserve II in the second half of 2026. In connection with the transfer of ITCs from Roadrunner Reserve II, TEP has agreed to provide customary indemnifications to the buyer for certain tax-related risks, including potential disallowance or recapture of credits. See Note 6 for additional information regarding tax credit transfer indemnifications. On July 1, 2026, TEP transferred $50 million of ITCs and received $46 million in cash proceeds from the sale of ITCs related to Roadrunner Reserve II.
Roadrunner Reserve I was placed in service in July 2025 and generated $98 million of ITCs. TEP transferred $49 million of ITCs related to Roadrunner Reserve I in December 2025 and an additional $49 million of such ITCs in April 2026, receiving cash proceeds of $46 million for each transaction.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Environmental Credits
In May 2026, the FASB issued accounting guidance that establishes accounting requirements for environmental credits and related obligations. The update introduces recognition, measurement, presentation, and disclosure requirements, including (i) classification of credits based on intended use (compliance versus noncompliance), (ii) initial measurement at cost with subsequent measurement models varying based on classification, and (iii) recognition and measurement of environmental credit obligations based on a “linked” approach, which reflects the cost of credits on hand, contractual arrangements, or current market prices. The guidance also requires expanded disclosures, including the intended use of credits, changes in the intended use of credits, and the nature and measurement of related obligations. The update is effective for public business entities beginning with annual and interim reporting periods that start on or after January 1, 2028. Entities are required to apply the guidance on a retrospective basis, with a cumulative-effect adjustment recorded to the opening retained earnings. Early adoption is permitted.
Government Grants
In December 2025, the FASB issued accounting guidance that establishes recognition, measurement, and presentation requirements for government grants for business entities. The update applies to transfers of monetary or tangible nonmonetary assets from a government to a business entity, excluding certain transaction types such as tax incentives. The recognition, measurement, and presentation of a government grant is dependent on the classification of the grant as either related to an asset or related to income. Grants cannot be recognized until it is probable that the entity will comply with the conditions attached to the grant and that the grant will be received. The amendments are effective for public business entities annual and interim reporting periods beginning January 1, 2029. The guidance may be applied using a modified prospective, modified retrospective, or full retrospective approach. Early adoption is permitted.
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued accounting guidance that updates the recognition criteria for internal-use software. The update removes references to software development project stages and requires capitalization of software costs once: (i) management has authorized and committed to funding the project; and (ii) it is probable that the project will be completed and the software will perform its intended function. Evaluating the probability that the project will be completed includes an assessment of whether significant development uncertainty exists. The amendment requires entities to apply the disclosure requirements applicable to property, plant, and equipment to all capitalized internal-use software costs, irrespective of financial statement presentation. The amendments are effective for annual and interim reporting periods beginning January 1, 2028. The guidance may be applied prospectively, retrospectively, or using a modified transition approach. Early adoption is permitted.
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
SEC Climate-Related Disclosures
In March 2024, the SEC issued final rules requiring disclosure of climate‑related risks and greenhouse gas emissions, which were subsequently stayed pending judicial review. In September 2025, the Court of Appeals for the Eighth Circuit paused its consideration of legal challenges to the rules, pending further action by the SEC. In May 2026, the SEC proposed rescinding the March 2024 climate-related disclosure rules in their entirety. The proposal was published in the Federal Register in June 2026, and the public comment period with respect to such proposed rescission will end on August 3, 2026. TEP does not expect the proposed rule to have a significant impact on TEP's financial position, results of operations, cash flows and disclosures.
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
TEP's key 2025 Rate Case proposals, adjusted for rejoinder testimony filed in April 2026 and briefs filed on July 24, 2026, include:
•a $135 million net increase in retail revenues comprised of the following components:
◦a non-fuel retail revenue increase of $181 million over test year non-fuel retail revenues,
◦a $26 million decrease in fuel-related retail revenues, and
◦if a new proposed ARAM is approved, elimination of certain existing adjustor mechanisms, including the ECA, TEAM, and LFCR mechanism, that results in a $20 million reduction in revenues collected from customers;
•a 7.31% return on original cost rate base of $4.3 billion, which includes a return on equity of 9.75% and an average cost of debt of 4.28%;
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
The Administrative Law Judge issued an extension of the time allowed for the ACC to issue a final decision in the rate case, moving the deadline to November 17, 2026. TEP cannot predict the timing or outcome of this proceeding.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Beginning of Period	$(16)	$(48)	$(32)	$(49)
Deferred Fuel and Purchased Power Costs (1)	68	72	136	133
PPFAC and Base Power Recoveries	(77)	(73)	(129)	(133)
End of Period	$(25)	$(49)	$(25)	$(49)
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
In March 2026, the ACC issued an order repealing the RES. The order was submitted to the Arizona Attorney General for review, and in May 2026, the Arizona Attorney General provided notice of disapproval of the RES repeal. Following the disapproval, the ACC announced that it is evaluating its next steps. TEP is continuing to evaluate the potential impacts of this order on its regulatory obligations and financial position. Until otherwise ordered, TEP will continue to operate under its existing RES implementation plan.
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
On July 14, 2026, the ACC issued an order repealing the EE Standards. TEP anticipates the repeal will become effective 60 days after the order is received by the Secretary of State of Arizona. Until otherwise ordered, TEP will continue to operate under its existing energy efficiency implementation plan. The DSM surcharge will remain in effect until further order of the ACC. TEP does not expect the order to have a significant impact on its financial position, results of operations, or cash flows.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded on the Condensed Consolidated Balance Sheets are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	June 30, 2026	December 31, 2025
Regulatory Assets
Pension and Other Postretirement Benefits (Note 7)	Various	$89	$91
Lost Fixed Cost Recovery	1	39	33
Roadrunner Reserve I Accounting Order (1)	Various	35	16
Property Tax Deferrals (2)	1	33	32
Early Generation Retirement Costs	Various	32	36
Transmission Revenue Requirement Balancing Account	2	30	32
Derivatives (Note 8)	4	15	23
Transportation Electrification and Electric Vehicle Infrastructure	Various	9	8
Self-Insured Medical & Short-Term Disability	1	7	7
Income Taxes Recoverable through Future Rates (3)	Various	4	4
Other Regulatory Assets	Various	12	12
Total Regulatory Assets		305	294
Less Current Portion	1	124	127
Total Noncurrent Regulatory Assets		$181	$167

Regulatory Liabilities
Income Taxes Payable through Future Rates (3)	Various	$195	$199
Deferred Investment Tax Credits (4)	Various	124	94
Renewable Energy Standard	Various	107	102
Net Cost of Removal (5)	Various	62	75
Pension and Other Postretirement Benefits (Note 7)	Various	31	32
Over-Recovered Fuel and Purchased Energy Costs	1	25	32
Demand Side Management	1	12	9
Derivatives (Note 8)	4	10	20
Total Regulatory Liabilities		566	563
Less Current Portion	1	146	144
Total Noncurrent Regulatory Liabilities		$420	$419
(1)In April 2025, the ACC issued an accounting order allowing TEP to defer for future recovery in the 2025 Rate Case certain incurred costs associated with owning, operating, and maintaining Roadrunner Reserve I, including depreciation and amortization, property taxes, operations and maintenance expense, interest expense, and ITC transaction costs. These costs will be partially offset by benefits associated with ITCs.
(2)Recorded as a regulatory asset based on historical ratemaking treatment allowing regulated utilities recovery of property taxes on a pay-as-you-go or cash basis. TEP records a liability to reflect the accrual for financial reporting purposes and an offsetting regulatory asset to reflect recovery for regulatory purposes.
(3)Amortized over 10 years or the lives of the assets.
(4)As federal ITCs are deferred, TEP records a regulatory liability to be refunded to customers. The ITCs associated with Roadrunner Reserve I were deferred pursuant to a deferral order and are expected to be amortized beginning on the effective date of new rates. Roadrunner Reserve II was not subject to a deferral order; therefore, amortization of the ITCs related to it began upon commercial operation. The ITCs associated with both facilities are amortized over five years and recorded as a reduction of income tax expense.
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

NOTE 3. REVENUE
DISAGGREGATION OF REVENUES
TEP earns most of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Retail	$332	$315	$573	$560
Wholesale	43	47	90	105
Other Services	37	26	62	49
Revenues from Contracts with Customers	412	388	725	714
Alternative Revenues	13	12	17	24
Other	8	7	29	35
Total Operating Revenues	$433	$407	$771	$773

NOTE 4. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable, Net on the Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2026	December 31, 2025
Retail	$112	$107
Retail, Unbilled	74	47
Retail, Allowance for Credit Losses	(11)	(14)
Wholesale (1)	24	33
Due from Affiliates (Note 5)	8	9
Other	22	14
Accounts Receivable, Net	$229	$196
(1)Includes $7 million and $10 million as of June 30, 2026, and December 31, 2025, respectively, of receivables related to revenue from derivative instruments.
ALLOWANCE FOR CREDIT LOSSES
TEP separately evaluates retail, wholesale, and other accounts receivable for credit losses and has not recorded an allowance for credit losses for non-retail accounts receivable. The following table presents the change in the balance of Retail, Allowance for Credit Losses included in Accounts Receivable, Net on the Condensed Consolidated Balance Sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Beginning of Period	$(11)	$(12)	$(14)	$(13)
Credit Loss Expense	(2)	(1)	(2)	(2)
Write-offs	2	2	5	4
End of Period	$(11)	$(11)	$(11)	$(11)

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
The following table presents the components of related party balances included in Accounts Receivable, Net and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2026	December 31, 2025
Receivables from Related Parties
UNS Electric	$5	$7
UNS Gas	2	2
UNS Energy	1	—
Total Due from Related Parties	$8	$9

Payables to Related Parties
UNS Energy	$7	$4
UNS Electric	1	1
Total Due to Related Parties	$8	$5
The following table presents the components of related party transactions included on the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Goods and Services Provided by TEP to Affiliates
Common Costs, UNS Energy Affiliates (1)	$7	$6	$14	$12
Transmission Revenues, UNS Electric (2)	2	2	4	4
Control Area Services, UNS Electric (3)	1	1	1	1
Wholesale Revenues, UNS Electric (2)	—	—	1	1

Goods and Services Provided by Affiliates to TEP
Corporate Services, UNS Energy (4)	$3	$3	$6	$6
Corporate Services, UNS Energy Affiliates (5)	1	1	1	1
Purchased Power, UNS Electric (2)	—	—	1	1
Capacity Charges, UNS Gas (6)	—	—	1	1
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
(3)TEP charges UNS Electric for control area services under a FERC-filed Control Area Services Agreement.
(4)Corporate Services, UNS Energy includes legal and audit, and Fortis' management fees. Costs for corporate services provided by UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 84% of UNS Energy's allocated costs. TEP's share of Fortis' management fees were $2 million and $5 million for the three and six months ended June 30, 2026 and 2025, respectively.
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
Purchase Commitments
Renewable Power Purchase Agreements
In March 2026, a renewable PPA facility with 160 MW of solar capacity was placed in service. In April 2026, an additional facility with 100 MW of solar capacity and 100 MW of battery storage (400 MWh of energy capacity) was placed in service.
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
TEP is responsible for a portion of final mine reclamation costs for the mines at Four Corners and San Juan. TEP’s liability related to Four Corners totaled $2 million and $3 million as of June 30, 2026, and December 31, 2025, respectively, and was recorded in Current Liabilities—Other and Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. TEP's Four Corners coal supply agreement expires in 2031.
TEP ceased operations at San Juan in 2022 following expiration of its coal supply agreement. TEP’s remaining final mine reclamation liability at San Juan was $19 million and $23 million as of June 30, 2026, and December 31, 2025, respectively, and was recorded in Current Liabilities—Other and Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. TEP established a trust to fund its share of estimated final mine reclamation costs at San Juan that will remain in effect until reclamation activities are completed, which are currently projected to be completed in 2040. See Note 1 for additional information on restricted cash related to reclamation and decommissioning costs at San Juan.
Tax Credit Transfer Indemnification
In connection with the transfer of federal ITCs, TEP provided indemnities to the purchaser for certain losses arising from the disallowance, reduction, or recapture of the transferred ITCs. TEP’s maximum exposure under these indemnities is limited to 125% of the transferred ITCs. The indemnities remain in effect through the applicable tax statute of limitations period, plus 90 days. As of June 30, 2026, no claims had been asserted, and no liability had been recorded.
Performance Guarantees
TEP participates in joint generation agreements at Four Corners and Luna, which expire in 2041 and 2046, respectively. Under these agreements, all participants, including TEP, guarantee certain performance obligations. If a participant defaults on payment, the non-defaulting participants must cover a proportionate share of expenses otherwise payable by the defaulting participant. In return, the non-defaulting participants are entitled to receive a proportionate share of the defaulting participant's generation capacity. For Luna, there is no maximum potential payment under this guarantee. For Four Corners, the maximum potential payment for non-defaulting participants is $250 million. As of June 30, 2026, no payment defaults have occurred under either agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NOTE 7. EMPLOYEE BENEFITS PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
(in millions)	2026	2025	2026	2025
Service Cost	$4	$3	$1	$1
Non-Service Cost (1)
Interest Cost	7	6	1	1
Expected Return on Plan Assets	(9)	(7)	—	—
Amortization of Net Loss	1	2	(1)	(1)
Net Periodic Benefit Cost	$3	$4	$1	$1

	Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Service Cost	$8	$7	$2	$2
Non-Service Cost (1)
Interest Cost	13	12	1	2
Expected Return on Plan Assets	(17)	(15)	(1)	(1)
Amortization of Net Loss	2	3	(1)	(1)
Net Periodic Benefit Cost	$6	$7	$1	$2
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	June 30, 2026
Assets
Restricted Cash (1)	$26	$—	$26
Energy Derivative Contracts, Regulatory Recovery (2)	—	22	22
Energy Derivative Contracts, No Regulatory Recovery (2)	—	12	12
Total Assets	26	34	60
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(29)	(29)
Total Liabilities	—	(29)	(29)
Total Assets (Liabilities), Net	$26	$5	$31

(in millions)	December 31, 2025
Assets
Restricted Cash (1)	$30	$—	$30
Energy Derivative Contracts, Regulatory Recovery (2)	—	28	28
Energy Derivative Contracts, No Regulatory Recovery (2)	—	2	2
Total Assets	30	30	60
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(33)	(33)
Total Liabilities	—	(33)	(33)
Total Assets (Liabilities), Net	$30	$(3)	$27
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis in the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	June 30, 2026
Derivative Assets
Energy Derivative Contracts	$34	$16	$—	$18
Derivative Liabilities
Energy Derivative Contracts	(29)	(16)	—	(13)

(in millions)	December 31, 2025
Derivative Assets
Energy Derivative Contracts	$30	$17	$—	$13
Derivative Liabilities
Energy Derivative Contracts	(33)	(17)	—	(16)
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Unrealized Net Gain (Loss)	$30	$23	$(1)	$20
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Operating Revenues	$1	$—	$15	$21
Derivative Volumes
As of June 30, 2026, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	June 30, 2026	December 31, 2025
Power Contracts GWh	4,291	1,430
Gas Contracts BBtu	71,858	72,959
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
The fair value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $23 million as of June 30, 2026, compared with $31 million as of December 31, 2025. TEP had no cash posted as collateral to provide credit enhancement as of June 30, 2026, and December 31, 2025. TEP would have been required to post $23 million and $31 million of collateral if the credit risk contingent features had been triggered on June 30, 2026, and December 31, 2025, respectively. TEP had $12 million and $16 million in outstanding net payable balances for settled positions as of June 30, 2026, and December 31, 2025, respectively.

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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Net Carrying Value		Fair Value
(in millions)		June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,794	$2,793	$2,498	$2,532

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that resulted in recognition of assets and liabilities but did not result in cash receipts or payments were as follows:

	Six Months Ended June 30,
(in millions)	2026	2025
Accrued Capital Expenditures (1)	$42	$100
Asset Retirement Obligations Increase (Decrease) (2)	7	(3)
Renewable Energy Credits	6	5
Net Cost of Removal Increase (Decrease) (3)	(5)	(11)
(1)In 2025, primarily represents accrued capital expenditures related to Roadrunner Reserve II.
(2)In 2026, primarily represents the increase in accrued asset retirement obligations related to Roadrunner Reserve II.
(3)Represents the change in accrual for future retirement costs, net of salvage values. This change does not impact earnings.

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
Performance - The second quarter of 2026 compared with the second quarter of 2025
We reported net income of $78 million in the second quarter of 2026 compared with net income of $72 million in the second quarter of 2025. The increase of $6 million, or 8%, was primarily due to (net of tax):
•$11 million in higher margin from retail revenue primarily due to higher usage as a result of warmer weather and higher industrial usage;
•$2 million in lower income tax expense due to higher amortization of ITCs;

•$2 million in higher interest income associated with customer prepayments;
•$2 million in lower interest expense primarily due to the deferral of interest expense associated with Roadrunner Reserve I; and
•$1 million in lower non-service components of net periodic benefit cost primarily due to a decrease in interest cost and an increase in expected return on plan assets.
The increase was partially offset by:
•$6 million in higher base operations and maintenance expenses primarily due to higher employee wages and benefits expenses, driven in part by timing, as a greater portion of these expenses occurred during the second quarter, and increased outside services expenses; and
•$5 million in higher depreciation expense primarily due to an increase in asset base.
Performance - The first six months of 2026 compared with the first six months of 2025
We reported net income of $105 million in the first six months of 2026 compared with net income of $116 million in the first six months of 2025. The decrease of $11 million, or 9%, was primarily due to (net of tax):
•$16 million in higher base operations and maintenance expenses primarily due to higher employee wages and benefits expenses and higher operation and maintenance expenses at our generation facilities, driven in part by timing, as a greater portion of expenses occurred during the first six months of the year;
•$9 million in lower margin from wholesale transactions primarily due to unfavorable market conditions resulting in a decrease in revenues from wholesale trading as defined in the PPFAC plan of administration; and
•$8 million in higher depreciation expense primarily due to an increase in asset base.
The decrease was partially offset by:
•$8 million in higher margin from retail revenue primarily due to higher usage as a result of warmer weather and higher industrial usage;
•$5 million in lower income tax expense due to higher amortization of ITCs;
•$3 million in lower non-service components of net periodic benefit cost primarily due to a decrease in interest cost and an increase in expected return on plan assets; and
•$2 million in lower interest expense primarily due to the deferral of interest expense associated with Roadrunner Reserve I.

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
Our key 2025 Rate Case proposals, adjusted for rejoinder testimony filed in April 2026 and briefs filed on July 24, 2026, include:
•a $135 million net increase in retail revenues comprised of the following components:
◦a non-fuel retail revenue increase of $181 million over test year non-fuel retail revenues,

◦a $26 million decrease in fuel-related retail revenues, and
◦if a new proposed ARAM is approved, elimination of certain existing adjustor mechanisms, including the ECA, TEAM, and LFCR mechanism, that results in a $20 million reduction in revenues collected from customers;
•a 7.31% return on original cost rate base of $4.3 billion, which includes a return on equity of 9.75% and an average cost of debt of 4.28%;
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
The Administrative Law Judge issued an extension of the time allowed for the ACC to issue a final decision in the rate case, moving the deadline to November 17, 2026. We cannot predict the timing or outcome of this proceeding.
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
ACC Formula Rate Plan Policy
In December 2024, the ACC adopted a formula rate policy statement that provides a framework for regulated utilities to propose a formula rate plan in future rate cases. A formula rate plan, if approved by the ACC, would adjust rates annually based on a predetermined formula. Formula rate plans are expected to improve rate stability for customers, while also reducing regulatory lag and related costs, as well as reducing the reliance on and number of adjustor mechanisms. RUCO has challenged the ACC's authority to implement this framework through a policy statement, and in November 2025, the Arizona Court of Appeals ruled that RUCO may proceed with its challenge. We are unable to predict the timing or outcome of these regulatory and legal processes. The ACC has previously approved adjustor mechanisms, including formula-based mechanisms, in rate cases.
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

In March 2026, the ACC issued an order repealing the RES. The order was submitted to the Arizona Attorney General for review, and in May 2026, the Arizona Attorney General provided notice of disapproval of the RES repeal. Following the disapproval, the ACC announced that it is evaluating its next steps. We are continuing to evaluate the potential impacts of this order on our regulatory obligations and financial position. Until otherwise ordered, we will continue to operate under our existing RES implementation plan.
On July 14, 2026, the ACC issued an order repealing the EE Standards. We anticipate the repeal will become effective 60 days after receipt of the repeal by the Secretary of State of Arizona. Until otherwise ordered, we will continue to operate under our existing energy efficiency implementation plan. We do not expect the order to have a significant impact on our financial position, results of operations, or cash flows.
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
Energy Collaboration Agreement
In April 2026, the City of Tucson approved an energy collaboration agreement with us that establishes a framework for collaboration on energy reliability, affordability, clean energy, and community resilience. The agreement is contingent upon voter approval of a new franchise agreement at the November 3, 2026 general election. Both the energy collaboration agreement and franchise agreement have 25‑year terms. Under the energy collaboration agreement, annual contributions will begin at $2 million and increase by 2% every year to support agreed‑upon initiatives, with payments excluded from recovery through customer rates.
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
In March 2026, we issued an ASRFP to solicit capacity and energy resources for the purpose of supporting growth opportunities. We are in the process of evaluating the proposals.

Babacomari North was placed in service in March 2026 with 160 MW of solar capacity, and Wilmot II was placed in service in April 2026 with 100 MW of solar capacity and 100 MW of battery storage (400 MWh of energy capacity), both under existing power purchase agreements. Roadrunner Reserve II, a standalone BESS facility with a nominal capacity of 200 MW and energy capacity of 800 MWh, was placed in service in June 2026.
Nuclear Generation
In collaboration with other Arizona electric utilities, we are assessing the potential role of nuclear generation as a long-term carbon-free energy resource to support Arizona's growth in electricity demand. In April 2026, the utilities entered into a memorandum of understanding that establishes a framework for site evaluation and preliminary permitting activities. A siting study is currently underway and is expected to be complete by the end of the year. In May 2026, the utilities were notified that their previously filed application for a U.S. Department of Energy grant, intended to help support the multi-year site selection process and potential permitting preparation, was not selected. Once the current siting study concludes, we will evaluate technical, financial, and other factors before determining whether to develop and submit an Early Site Permit application to the U.S. Nuclear Regulatory Commission for approval. These efforts are in the early exploratory stage, are subject to regulatory approvals and funding availability, and may not result in the development of a nuclear facility.
Production Tax Credits
PTCs are federal tax credits earned per-kWh of electricity generated using qualified energy resources for a 10-year period after a qualifying facility is placed in service. In 2021, Oso Grande, a qualifying energy resource, was placed in service. While costs associated with operating the facility are recorded throughout the year, PTCs are recognized through the effective tax rate provision and are primarily recognized in the third quarter due to weather patterns that contribute to seasonal fluctuations in taxable earnings. We recorded approximately $5 million and $7 million in PTCs related to Oso Grande for the three and six months ended June 30, 2026, respectively, and $4 million and $8 million for the three and six months ended June 30, 2025, respectively. The PTC rate published by the IRS for wind facilities placed in service prior to 2022 is $0.031 for 2026 and was $0.030 for 2025.
Electricity generated from Oso Grande depends heavily on wind conditions. If actual conditions differ from our estimates, or if operational constraints arise, including insufficient transmission capacity to deliver the electricity, then the project's generation and associated PTCs may vary significantly from prior periods.
Pipeline Expansion Agreements
In April 2026, to support system reliability, facilitate the conversion of Springerville Units 1 and 2 to natural gas-fired generation, and meet future load growth, we entered into a 20-year gas transportation precedent agreement and amended an existing 25-year agreement to secure reliable access to natural gas. The agreements support the development of new third-party pipelines. Subject to the receipt of required regulatory approvals and other conditions, the pipelines are expected to be in service by late 2029.
Once the pipelines enter commercial operation, we will enter into related gas transportation service agreements with estimated purchase commitments of approximately $2.6 billion over 25 years and $1.0 billion over 20 years.
Sales Growth and Seasonality
Our average retail sales have remained relatively flat over the past three years. Recently, we have experienced interest from potential new large retail customers in the manufacturing, data center, and mining sectors with significant energy demands. This interest could result in a significant increase in retail sales growth compared to our historical averages. In addition, a significant increase in energy demand could require additions to our generation fleet above what is reflected in our 2023 IRP, as well as higher transmission and distribution infrastructure investments.
In addition to the ESA described below, we are analyzing additional requests from existing and potential new large retail customers and cannot predict the quantity or timing of the energy demand, if any, that may result.

Energy Supply Agreement
In 2025, we reached an agreement to serve a data center campus expected to be located in our service territory, requiring potential power demand of approximately 300 MW. The ACC approved the ESA in December 2025. The ESA provides additional consumer protections such as establishing minimum monthly payment obligations that apply irrespective of customer energy use, authorizing termination fees supported by financial assurance mechanisms, and imposing credit standards designed to mitigate the risk of default. In April 2026, the parties satisfied or waived all remaining contingencies and conditions precedent under the ESA. Under the terms of the ESA, a $40 million termination payment is required if the ESA is terminated by the customer prior to the commencement of electric service, which is secured by a $40 million letter of credit that we received in April 2026.
Following the ACC's approval, the Arizona Attorney General and the City of Tucson submitted requests to the ACC for rehearing, which were deemed denied. In February 2026, the Arizona Attorney General and the City of Tucson filed legal challenges, now pending in the Superior Court of Maricopa County, Arizona contesting the ACC’s approval of the ESA. In June 2026, the ACC filed a motion to dismiss these proceedings, and on July 7, 2026, we filed our own motion to dismiss. We cannot predict the timing or outcome of these proceedings.
Separately, we entered into a project construction agreement to develop transmission and switchyard facilities to provide retail electric service to the customer. The FERC accepted the original project construction agreement in September 2025. In April 2026, we executed an amended and restated project construction agreement to reflect the change of location of the switchyard. The amended and restated project construction agreement requires the customer to pre-fund all project costs. In June 2026, the FERC approved the amended and restated project construction agreement, triggering a $20 million advance payment from the customer thereunder. The payment reduced construction work in progress by $17 million and resulted in the recognition of $3 million in interest income. We expect to receive an additional $24 million under the amended and restated project construction agreement upon completion of the remaining conditions.
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

The following discussion provides the significant items that affected our results of operations in the second quarter and first six months of 2026 compared with the same periods in 2025 presented on a pre-tax basis.
Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2026	2025	Percent	2026	2025	Percent
Operating Revenues
Retail	$332	$315	5.4%	$573	$560	2.3%
Wholesale, Long-Term	7	11	(36.4)%	19	28	(32.1)%
Wholesale, Short-Term (1)	23	20	15.0%	55	67	(17.9)%
Transmission	14	16	(12.5)%	30	30	—%
Springerville Units 3 and 4 Participant Billings	35	21	66.7%	56	41	36.6%
Other	22	24	(8.3)%	38	47	(19.1)%
Total Operating Revenues	$433	$407	6.4%	$771	$773	(0.3)%
(1)Includes revenue realized from wholesale trading as defined in the PPFAC plan of administration. We share 10% of any realized gains on trading transactions with retail customers through the PPFAC mechanism.
We reported Operating Revenues of $433 million in the second quarter of 2026 compared with $407 million in the same period for 2025. The increase of $26 million, or 6%, was primarily due to:
•$17 million in higher retail revenue primarily due to higher usage as a result of warmer weather, higher industrial usage, and higher PPFAC cost recoveries;
•$14 million in higher Springerville Unit 3 participant billings primarily due to higher reimbursable outage costs; and
•$3 million in higher short-term wholesale revenue primarily due to an increase in volume, partially offset by a decrease in price.
The increase was partially offset by $4 million in lower long-term wholesale revenue primarily due to a decrease in volume, partially offset by an increase in price.
We reported Operating Revenues of $771 million for the first six months of 2026 compared with $773 million in the same period for 2025. The decrease of $2 million, or less than 1%, was primarily due to:
•$12 million in lower short-term wholesale revenue, primarily due to unfavorable market conditions that resulted in lower prices and lower revenue from wholesale trading, as defined in the PPFAC plan of administration, partially offset by higher volumes;
•$9 million in lower long-term wholesale revenue primarily due to a decrease in volume, partially offset by an increase in price; and
•$9 million in lower other revenue primarily due to lower TCA revenue.

The decrease was partially offset by:
•$15 million in higher Springerville Unit 3 participant billings primarily due to higher reimbursable outage costs; and
•$13 million in higher retail revenue primarily due to an increase in retail sales due to higher usage as a result of warmer weather and higher industrial usage, partially offset by lower PPFAC cost recoveries as a result of a decrease in the PPFAC rate.
The following table provides key statistics impacting Operating Revenues:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(kWh in millions)	2026	2025	Percent	2026	2025	Percent
Electric Sales (kWh) (1)
Retail Sales	2,346	2,214	6.0%	4,112	3,973	3.5%
Wholesale, Long-Term	66	155	(57.4)%	244	447	(45.4)%
Wholesale, Short-Term	1,200	824	45.6%	2,012	1,714	17.4%
Total Electric Sales	3,612	3,193	13.1%	6,368	6,134	3.8%

Average Revenue (cents per kWh) (2)
Retail	14.15	14.24	(0.6)%	13.93	14.10	(1.2)%
Wholesale, Long-Term	10.14	6.92	46.5%	7.86	6.29	25.0%
Wholesale, Short-Term	1.83	2.39	(23.4)%	2.00	2.69	(25.7)%

Total Retail Customers (3)				458,635	455,743	0.6%
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
Operating Expenses
Fuel and Purchased Power Expense
We reported Fuel and Purchased Power expense of $120 million in the second quarter of 2026 compared with $117 million in the same period for 2025. The increase of $3 million, or 3%, was primarily due to:
•$10 million in higher PPFAC recovery treatment primarily due to a decrease in PPFAC eligible costs deferred as a regulatory asset for future recovery and an increase in PPFAC recoveries;
•$6 million in higher transmission and other PPFAC recoverable costs primarily due to an increase in energy storage expense; and
•$3 million in higher purchased power expense primarily due to an increase in volume.
The increase was partially offset by $15 million in lower fuel expenses primarily due to a decrease in gas prices, partially offset by higher realized losses on natural gas swaps.
We reported Fuel and Purchased Power expense of $215 million for the first six months of 2026 compared with $232 million for the same period for 2025. The decrease of $17 million, or 7%, was primarily due to:
•$30 million in lower fuel expenses primarily due to a decrease in gas prices and a decrease in Gas-Fired Generation volumes; partially offset by higher realized losses on natural gas swaps and an increase in Coal-Fired Generation volumes; and

•$5 million in lower PPFAC recovery treatment primarily due to a decrease in PPFAC recoveries and an increase in PPFAC eligible costs deferred as a regulatory asset for future recovery.
The decrease was partially offset by:
•$13 million in higher transmission and other PPFAC recoverable costs primarily due to an increase in transmission service expenses related to a FERC rate case credit received in January 2025 and an increase in energy storage expense; and
•$6 million in higher purchased power expense primarily due to an increase in volume.
The following table provides key statistics impacting Fuel and Purchased Power:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(kWh in millions)	2026	2025	Percent	2026	2025	Percent
Sources of Energy
Coal-Fired Generation	570	586	(2.7)%	1,316	1,124	17.1%
Gas-Fired Generation	1,822	1,669	9.2%	2,976	3,210	(7.3)%
Utility-Owned Renewable Generation	205	200	2.5%	384	368	4.3%
Total Generation	2,597	2,455	5.8%	4,676	4,702	(0.6)%
Purchased Power	1,170	912	28.3%	1,997	1,712	16.6%
Total Generation and Purchased Power (1)	3,767	3,367	11.9%	6,673	6,414	4.0%

(cents per kWh)
Average Cost of Generated and Purchased Power
Coal (2)	4.65	4.42	5.2%	4.57	4.70	(2.8)%
Natural Gas (2)(3)	1.44	2.52	(42.9)%	1.79	2.81	(36.3)%
Purchased Power (4)	2.94	3.44	(14.5)%	3.39	3.61	(6.1)%
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

Operations and Maintenance Expense
We reported Operations and Maintenance expense of $129 million in the second quarter of 2026 compared with $111 million in the same period for 2025. The increase of $18 million, or 16%, was primarily due to:
•$13 million in higher reimbursable materials and maintenance expenses related to Springerville Unit 3;
•$5 million in higher employee wages and benefits expenses driven in part by timing, as a greater portion of these expenses occurred during the second quarter; and
•$3 million in higher outside services expenses.
We reported Operations and Maintenance expense of $242 million for the first six months of 2026 compared with $211 million for the same period for 2025. The increase of $31 million, or 15%, was primarily due to:
•$14 million in higher reimbursable materials and maintenance expenses related to Springerville Unit 3;
•$8 million in higher employee wages and benefits expenses;
•$7 million in higher operations and maintenance expenses at our generation facilities driven in part by timing, as a greater portion of expenses occurred during the first six months of the year; and
•$3 million in higher outside services expenses.
Depreciation and Amortization Expense
We reported Depreciation and Amortization expense of $71 million in the second quarter of 2026 compared with $66 million in the same period for 2025. The increase of $5 million, or 8%, was primarily due to an increase in asset base.
We reported Depreciation and Amortization expense of $140 million for the first six months of 2026 compared with $131 million for the same period for 2025. The increase of $9 million, or 7%, was primarily due to an increase in asset base.
Other Income (Expense)
We reported Other Income (Expense) of $8 million in the second quarter of 2026 compared with $13 million in the same period for 2025. The decrease of $5 million, or 38%, was primarily due to:
•$2 million in lower interest expense primarily due to the deferral of interest expense associated with Roadrunner Reserve I;
•$2 million in higher interest income associated with customer prepayments; and
•$1 million in lower non-service components of net periodic benefit cost primarily due to a decrease in interest cost and an increase in expected return on plan assets.
The decrease was partially offset by $1 million in lower AFUDC due to Roadrunner Reserve II being placed in service in June 2026.
We reported Other Income (Expense) of $22 million for the first six months of 2026 compared with $28 million in the same period for 2025. The decrease of $6 million, or 21%, was primarily due to:
•$3 million in lower non-service components of net periodic benefit cost primarily due to a decrease in interest cost and an increase in expected return on plan assets; and
•$2 million in lower interest expense primarily due to the deferral of interest expense associated with Roadrunner Reserve I.

Income Tax Expense
We reported Income Tax Expense of $8 million in the second quarter of 2026 compared with $10 million in the same period for 2025. The decrease of $2 million, or 20%, was primarily due to higher amortization of ITCs.
We reported Income Tax Expense of $11 million for the first six months of 2026 compared with $18 million for the same period for 2025. The decrease of $7 million, or 39%, was primarily due to higher amortization of ITCs.

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
Available Liquidity

(in millions)	June 30, 2026
Cash and Cash Equivalents	$58
Amount Available under Revolving Credit Agreement (1)	111
Total Liquidity	$169
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

Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing, and financing activities:

	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2026	2025	Percent
Operating Activities (1)	$279	$220	26.8%
Investing Activities (1)	(322)	(468)	(31.2)%
Financing Activities (1)	71	242	(70.7)%
Net Increase (Decrease)	28	(6)	*
Beginning of Period	56	49	14.3%
End of Period	$84	$43	95.3%
*Not meaningful
(1)Calculated on rounded data and may not correspond exactly to amounts on the Condensed Consolidated Statements of Cash Flows.
Operating Activities
Net cash flows provided by operating activities increased by $59 million in the first six months of 2026 compared with the same period in 2025 primarily due to the receipt of proceeds from the sale of ITCs and favorable changes in working capital associated with coal inventory advances in 2025, which will not be recurring in 2026.
Investing Activities
Net cash flows used for investing activities decreased by $146 million in the first six months of 2026 compared with the same period in 2025 primarily due to a decrease in cash paid for capital expenditures.
Financing Activities
Net cash flows provided by financing activities decreased by $171 million in the first six months of 2026 compared with the same period in 2025 primarily due to: (i) lower proceeds from debt issuance; and (ii) an increase in dividends paid to UNS Energy; partially offset by: (i) higher proceeds and lower repayments of credit facility borrowings; and (ii) an increase in equity contributions from UNS Energy.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of June 30, 2026, we had no short-term investments.
Access to Credit
We have access to working capital through our credit agreement with lenders. Amounts borrowed from the 2021 Credit Agreement are used for working capital and other general corporate purposes. LOCs may be issued from time to time to support energy procurement, hedging transactions, and other business activities. As of June 30, 2026, there was $111 million available under the 2021 Credit Agreement, which reflects $125 million of outstanding revolver borrowings and LOCs totaling $14 million issued with fees that accrue at a rate of 1.025% per annum. As of July 30, 2026, there was $206 million available under the 2021 Credit Agreement.
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
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of June 30, 2026, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- (stable) and A3 (stable), respectively.
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
Debt Covenants
Under certain agreements, should we fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of June 30, 2026, we were in compliance with these covenants.
We do not have any provisions in any of our debt agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contributions from Parent
We received equity contributions from UNS Energy of $95 million in the first six months of 2026. We received no equity contributions from UNS Energy in the first six months of 2025.
Dividends Declared and Paid to Parent
We declared and paid $150 million in dividends to UNS Energy in the first six months of 2026. We did not declare or pay dividends to UNS Energy in the first six months of 2025.
Master Trading Agreements
We conduct our wholesale marketing and risk management activities under certain master trading agreements. These agreements may require us to post credit enhancements in the form of cash or LOCs if our exposures exceed unsecured credit limits established for us based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of June 30, 2026, we had no cash posted as collateral to provide credit enhancement related to our wholesale marketing or risk management activities.
Capital Expenditures
Our routine capital expenditures support customer growth, system reinforcement, replacements and betterments, and compliance with environmental rules and regulations. In the first six months of 2026, there were no material changes to our forecasted capital expenditures as reported in our 2025 Annual Report on Form 10-K. We continue to monitor government trade policies, particularly those related to tariffs, and assess their potential impact on our capital projects. Although there has been no material effect on our operations or financial performance in 2026, future increases in tariffs or related supply chain disruptions could significantly raise costs if mitigation efforts are unsuccessful.
Income Tax Position
Tax Sharing Agreement
Under the terms of the tax sharing agreement with UNS Energy, we made no tax sharing payments for the first six months of 2026 and $2 million in net tax sharing payments for the first six months of 2025. Future cash flows are subject to change and are not expected to have a significant impact on our operating cash flows.

Investment Tax Credits
Standalone battery storage systems that began construction before January 29, 2023 may qualify for a base federal tax credit equal to 30% of the eligible costs of the facility. See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for information related to the ITCs generated by Roadrunner Reserve I and II. The IRA provides an election to transfer (i.e., sell) some or all of certain tax credits generated by a qualifying facility to unrelated third parties in exchange for cash. Transfer elections must be made on a facility-by-facility and year-by-year basis. Any election to transfer tax credits must be made and cash must be received on or before the due date of the tax return for the year the facility is placed in service.
In April 2026, we received the final $46 million of cash proceeds from the sale of ITCs related to Roadrunner Reserve I.
Roadrunner Reserve II was placed in service in June 2026. In March 2026, we entered into an agreement to transfer ITCs related to Roadrunner Reserve II in the second half of 2026. On July 1, 2026, we transferred $50 million of ITCs and received $46 million in cash proceeds from the sale of ITCs related to Roadrunner Reserve II.
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
•a requirement for states to establish standards of performance that align with the emission guidelines in the form of emission limits. States must submit these standards of performance to the EPA for approval in the form of a state plan, which was due to the EPA in May 2026; and
•new source performance standards for new stationary natural gas-fired combustion turbines, which are subcategorized based on the annual capacity factor for each unit. For base load units (i.e., units with an annual capacity factor greater than 40%), the EPA established a two-phased performance standard. For phase 1, new base load units must initially meet performance standards based on the use of highly efficient combined cycle generation with the best operating and maintenance practices. For phase 2, the final rule requires that such base load units achieve emissions reductions aligned with a 90% CCS rate beginning on January 1, 2032.
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
In April 2026, the EPA published a proposed rule that reconsiders many requirements that were established by the Legacy CCR Surface Impoundments Rule and the 2015 CCR Rule. The proposed rule includes multiple proposals including potential removal of all requirements associated with CCRMUs or up to seven alternative amendments to the CCRMU requirements. The proposed rule also includes incorporating site-specific risk provisions into the 2015 CCR Rule requirements for CCR units. Public comment on the proposed rule closed in June 2026. We are analyzing the EPA's proposed rule.
In May 2026, the EPA announced the reopening of the public comment period for the proposed federal CCR permitting program that was originally published in February 2020. Public comment on the proposed rule was extended to July 29, 2026. TEP does not anticipate a material impact on operations or financial results from the proposed rule.
We cannot predict the outcome of the proposed rulemakings or any of the legal challenges at this time.
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
In February 2024, the EPA published a proposed supplemental Good Neighbor rulemaking proposing to partially approve and partially disapprove the Arizona Ozone Transport SIP Revision and to expand the coverage of the Good Neighbor FIP to include Arizona. Arizona’s inclusion under the Good Neighbor FIP would subject certain of our fossil-fueled generation facilities to NOx emission reduction requirements. The EPA must take final action on Arizona’s Ozone Transport SIP Revision by December 15, 2026, per consent decree entered in the U.S. District Court for the Northern District of California.
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
In March 2025, the EPA filed a motion in the U.S. Court of Appeals for the District of Columbia Circuit indicating it plans to reconsider the Good Neighbor Rule. In January 2026, the EPA published the first proposal of a two-phase plan to revise the interstate transport regulations for the 2015 ozone NAAQS. The EPA proposed to approve SIPs from eight states (including Arizona) based on a determination that emissions from these states do not significantly contribute to nonattainment or interfere with maintenance of the 2015 ozone NAAQS in downwind states. We cannot predict the outcome of this matter.

CRITICAL ACCOUNTING ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements and related notes. Management believes that there have been no significant changes during the six months ended June 30, 2026, to the items that we disclosed as our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of June 30, 2026. There was no change in TEP’s internal control over financial reporting during the quarter ended June 30, 2026, that materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The business and financial results of TEP are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2025 Annual Report on Form 10-K should be carefully considered, together with the following update to the risk factor titled "Changes in tax regulation may negatively affect the results of operations, net income, and cash flows of TEP" in our 2025 Annual Report on Form 10-K.
Changes in tax regulation, including those relating to ITCs that TEP has generated and sold, may negatively affect the results of operations, net income, and cash flows of TEP.
The Company is subject to taxation by the various taxing authorities at the federal, state, and local levels where it does business. Legislation or regulation could be enacted, modified, or terminated by any of these governmental authorities, which could affect the Company’s tax positions, results of operations, net income, and cash flows.
TEP may become subject to indemnification obligations and other contractual liabilities when it sells ITCs. As part of its sale of ITCs related to Roadrunner Reserves I and II, TEP has agreed to indemnify the purchasers for certain tax-related risks. If any such indemnification obligations or other contractual liabilities arise in connection with the sale of these ITCs, TEP's results of operations, net income, and cash flows could be negatively affected.

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
*31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Susan M. Gray.

*31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by J. Caleb Adcock.

**32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from TEP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	July 30, 2026	/s/ J. Caleb Adcock
J. Caleb Adcock
Chief Financial Officer, Sr. Vice President, and Director
(Principal Financial Officer and Principal Accounting Officer)