Form 10-Q
period 2026-09-30
TUCSON ELECTRIC POWER CO
filed 2026-11-03
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of November 2, 2026.

DEFINITIONS
The abbreviations and acronyms used in this Quarterly Report on Form 10-Q are defined below:
INDUSTRY ACRONYMS AND CERTAIN DEFINITIONS

2021 Credit Agreement	The unsecured 2021 Credit Agreement, as amended in June 2023 and extended in October 2025, provided for $250 million of revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively, and was amended and restated by the 2026 Credit Agreement on October 15, 2026
2026 Credit Agreement	The unsecured 2026 Credit Agreement provides for $350 million of revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively, and a maturity date of October 2031
2023 IRP	TEP's 2023 Integrated Resource Plan which outlines TEP's aspirational goal to reach net zero direct greenhouse gas emissions by 2050
2026 IRP	TEP's 2026 Integrated Resource Plan which outlines TEP's long-term plan for meeting customers' energy needs while maintaining reliable and affordable electric service
2023 Rate Order	Order issued by the ACC resulting in a new rate structure for TEP, effective on September 1, 2023
2025 Rate Case	TEP's June 2025 general rate case filed with the ACC based on a test year ended December 31, 2024
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
AI	Artificial Intelligence
ALJ	Administrative Law Judge
ARAM	Annual Rate Adjustment Mechanism
ASRFP	All-Source Request for Proposal
BESS	Battery Energy Storage System
CAMT	Corporate Alternative Minimum Tax
CCR	Coal Combustion Residuals
CCRMU	CCR Management Units
CCS	Carbon Capture and Sequestration
CO2	Carbon Dioxide
CODM	Chief Operating Decision Maker
Customer Rates	Rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment
DG	Distributed Generation
DSM	Demand Side Management
ECA	Environmental Compliance Adjustor
EE Standards	Energy Efficiency Standards
EGUs	Electric Generating Units
EPA	Environmental Protection Agency
ESA	Energy Supply Agreement
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
IRA	Inflation Reduction Act of 2022, signed into law on August 16, 2022
IRS	Internal Revenue Service
ITC	Investment Tax Credit
LFCR	Lost Fixed Cost Recovery
LOC	Letter(s) of Credit
Markets+	Southwest Power Pool Markets+
NAAQS	National Ambient Air Quality Standard
NOx	Nitrogen Oxide
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
PTC	Production Tax Credit
RES	Renewable Energy Standard
ROO	Recommended Opinion and Order
RUCO	Residential Utility Consumer Office
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
TCA	Transmission Cost Adjustor
TEAM	Tax Expense Adjustor Mechanism
VIE	Variable Interest Entity
ENTITIES AND GENERATING STATIONS

APS	Arizona Public Service Company
Babacomari North	Babacomari Solar North, LLC
Fortis	Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada, whose principal executive offices are located at Fortis Place, Suite 1100, 5 Springdale Street, St. John's, NL A1E 0E4
FortisUS	Fortis intermediate holding company
Four Corners	Four Corners Power Plant
Gila River	Gila River Generating Station
Luna	Luna Generating Station
Navajo	Navajo Generating Station
Oso Grande	A 250 MW nominal capacity wind-powered electric generation facility, located in southeastern New Mexico
Roadrunner Reserve I	A standalone battery energy storage system facility with a nominal capacity rating of 200 MW and energy capacity of 800 MWh, located in southeast Tucson
Roadrunner Reserve II	A standalone battery energy storage system facility with a nominal capacity rating of 200 MW and energy capacity of 800 MWh, located in southeast Tucson
San Juan	San Juan Generating Station
Springerville	Springerville Generating Station
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701
UNS Energy Affiliates	Affiliated subsidiaries of UNS Energy Corporation including UniSource Energy Services, Inc., UNS Electric, Inc., UNS Gas, Inc., and Millennium Energy Holdings, Inc.
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
Wilmot II	Wilmot Energy Center II

UNITS OF MEASURE

BBtu	Billion British thermal unit(s)
GWh	Gigawatt-hour(s)
kWh	Kilowatt-hour(s)
MW	Megawatt(s)
MWh	Megawatt-hour(s)

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
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed herein. We express our estimates, expectations, beliefs, aspirations, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, aspirations, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2025 Annual Report on Form 10-K; Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q; and other parts of this report. These factors include: voter initiatives and federal, state, and local regulatory and legislative decisions and actions, including changes in tax, tariff, and energy policies (including, among other things, data center energy use, efficiency standards, and sources of power), as they may be affected by the policies and priorities of governmental officials at the federal, state, and local levels; the outcome of the November 2026 general election vote on our new franchise agreement with the City of Tucson; any change in our expected benefit of or obligations relating to ITCs, including from the result of the transfer of ITCs; any change in the structure of utility service in Arizona resulting from the ACC or state legislature's examination of the state's energy policies or the City of Tucson's study of municipalization; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output, or accelerate generation facility retirements; unfavorable rulings, penalties, or findings by the FERC; regional economic and market conditions that could affect customer growth and electricity usage; potential changes in the benefits of participation in the Western Energy Imbalance Market and Markets+; changes in electricity consumption by retail customers; risks related to climate change, including shifts in weather seasonality, extreme weather events, and their increasing frequency and severity, and wildfires, affecting electricity usage of our customers, operational performance, and operating and capital costs to ensure system reliability; our forecasts of peak demand and whether existing generation capacity and PPAs are sufficient to meet the demand plus reserve margin requirements; our ability to implement successfully our business strategies, including any impediments to implementing such strategies arising from state or local opposition, and meet the growing demand for electricity, particularly in view of existing and potential new large customer requirements; the ability and willingness of our large customer counterparties, including counterparties to data center ESAs, to satisfy their financial and performance commitments; the cost of debt and equity capital and access to capital markets and bank markets during extended periods of volatility, which may affect our ability to raise additional capital and to use the proceeds from any capital that we do raise as originally intended; the performance of the stock market and changes in interest rates, which affect the value of our pension and other postretirement benefit plan assets and related contribution requirements and expenses; our ability to manage timelines and budgets and to access necessary materials and labor, in each case, related to capital projects and/or to obtain the anticipated performance or other benefits of such capital projects; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense, including increases due to inflationary pressures, tariffs, international trade policy, heightened geopolitical instability, and/or global supply chain challenges; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting estimates; the ongoing impact of mandated energy efficiency and DG initiatives and the potential repeal of such mandates; our ability to meet our aspirational goal related to reducing carbon emissions by 2050 due to load growth required by existing and potential new large customers, and the potential impact on our financial condition; our ability to exit all ownership interests in coal-fired generation by 2032; changes to long-term contracts; the cost of fuel and power supplies; fluctuations or increases in commodity prices; the ability to obtain coal or natural gas from our suppliers; the timing and cost of generation facility decommissioning and mine reclamation activities; cyber-attacks, data breaches, or other cyberspace attacks to our information security and our operations and technology infrastructure, including attacks that may arise from heightened geopolitical instability or due to the evolution of AI or otherwise, as well as additional exposure to data breaches, algorithmic bias and legal liability resulting from the implementation of AI into our business operations; physical attacks to our electric generation, transmission, and distribution assets; the performance of generation facilities, including renewable generation resources; the extent of the impact of a global health or other crisis on our business and operations, and any economic and/or societal disruptions resulting therefrom and from the government actions taken in response thereto; the implementation of our 2026 IRP; uncertainty surrounding the RES repeal; and our ability to obtain ACC approval of a formula rate plan with acceptable terms in response to our 2025 Rate Case.
v

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues	$565,841	$544,515	$1,337,227	$1,317,495

Operating Expenses
Fuel and Purchased Power	177,050	161,928	391,722	393,950
Operations and Maintenance	112,641	115,526	354,191	326,712
Depreciation	67,313	59,183	189,726	175,021
Amortization	9,221	7,793	26,808	23,195
Taxes Other Than Income Taxes	18,479	18,414	56,178	55,471
Total Operating Expenses	384,704	362,844	1,018,625	974,349

Operating Income	181,137	181,671	318,602	343,146

Other Income (Expense)
Interest Expense	(29,326)	(29,652)	(88,450)	(91,013)
Allowance For Borrowed Funds	3,120	4,219	12,333	13,117
Allowance For Equity Funds	7,112	9,417	27,205	30,368
Unrealized Gains (Losses) on Investments	(804)	1,367	888	3,075
Interest Income	3,418	1,062	7,834	4,722
Other, Net	(1,346)	(1,187)	676	(2,811)
Total Other Income (Expense)	(17,826)	(14,774)	(39,514)	(42,542)

Income Before Income Tax Expense	163,311	166,897	279,088	300,604
Income Tax Expense	13,696	22,510	24,521	40,124
Net Income	$149,615	$144,387	$254,567	$260,480
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net Income	$254,567	$260,480
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	189,726	175,021
Amortization Expense	26,808	23,195
Amortization of Debt Issuance Costs	2,367	2,379
Use of Renewable Energy Credits for Compliance	37,497	37,257
Deferred Income Taxes	22,998	36,300
Pension and Other Postretirement Benefits Expense	8,864	13,532
Pension and Other Postretirement Benefits Funding	(15,306)	(13,967)
Allowance for Equity Funds Used During Construction	(27,205)	(30,368)
Sales of Investment Tax Credits	91,830	—
Changes in Current Assets and Current Liabilities:
Accounts Receivable	(70,212)	(62,317)
Materials, Supplies, and Fuel Inventory	(9,462)	(20,411)
Regulatory Assets	2,813	(14,907)
Other Current Assets	(5,089)	(3,473)
Accounts Payable and Accrued Charges	61,683	40,138
Regulatory Liabilities	21,769	13,350
Other, Net	(47,193)	(2,476)
Net Cash Flows—Operating Activities	546,455	453,733
Cash Flows from Investing Activities
Capital Expenditures	(453,084)	(691,277)
Purchase Intangibles, Renewable Energy Credits	(43,921)	(44,304)
Contributions in Aid of Construction	41,340	7,684
Other	11,700	—
Net Cash Flows—Investing Activities	(443,965)	(727,897)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	215,000	100,000
Repayments of Borrowings, Revolving Credit Facility	(215,000)	(100,000)
Proceeds from Issuance, Long-Term Debt—Net of Discount	—	299,322
Dividends Paid to Parent	(150,000)	—
Payment of Debt Issuance Costs	(14)	(3,641)
Contributions from Parent	95,000	—
Other, Net	1,076	(805)
Net Cash Flows—Financing Activities	(53,938)	294,876
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	48,552	20,712
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	56,392	49,461
Cash, Cash Equivalents, and Restricted Cash, End of Period	$104,944	$70,173
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Utility Plant
Plant in Service	$9,580,229	$9,000,669
Construction Work in Progress	672,215	890,095
Total Utility Plant	10,252,444	9,890,764
Accumulated Depreciation and Amortization	(2,980,003)	(2,837,619)
Total Utility Plant, Net	7,272,441	7,053,145

Investments and Other Property	70,392	75,717

Current Assets
Cash and Cash Equivalents	81,326	26,192
Accounts Receivable (Net of Allowance for Credit Losses of $11,788 and $13,827 as of September 30, 2026 and December 31, 2025, respectively)	266,818	195,923
Fuel Inventory	54,785	59,281
Materials and Supplies	225,130	211,555
Regulatory Assets	115,223	126,836
Derivative Instruments	15,441	9,187
Other	37,376	31,864
Total Current Assets	796,099	660,838

Regulatory Assets	189,805	167,108
Derivative Instruments	16,391	21,123
Other Noncurrent Assets	191,554	161,339

Total Assets	$8,536,682	$8,139,270
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	September 30, 2026	December 31, 2025
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of September 30, 2026 and December 31, 2025)	$1,906,539	$1,811,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	1,754,862	1,650,295
Accumulated Other Comprehensive Loss	(6,597)	(6,930)
Total Common Stock Equity	3,648,447	3,448,547
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of September 30, 2026 and December 31, 2025)	—	—
Long-Term Debt, Net	2,794,278	2,792,642
Total Capitalization	6,442,725	6,241,189
Current Liabilities
Accounts Payable	163,708	128,540
Accrued Taxes Other than Income Taxes	85,324	58,410
Accrued Employee Expenses	44,264	42,383
Accrued Interest	37,144	23,627
Regulatory Liabilities	166,638	143,851
Customer Deposits	18,903	17,508
Derivative Instruments	18,414	31,143
Other	29,335	29,743
Total Current Liabilities	563,730	475,205

Deferred Income Taxes, Net	721,084	704,199
Regulatory Liabilities	486,892	419,132
Pension and Other Postretirement Benefits	53,706	54,158
Derivative Instruments	4,018	1,750
Asset Retirement Obligations	194,253	175,128
Other Noncurrent Liabilities	70,274	68,509
Total Liabilities	2,093,957	1,898,081

Commitments and Contingencies

Total Capitalization and Liabilities	$8,536,682	$8,139,270
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Three Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of June 30, 2025	$1,746,539	$(6,357)	$1,483,006	$(3,908)	$3,219,280
Net Income			144,387		144,387
Other Comprehensive Income (Loss), Net of Tax				54	54
Balances as of September 30, 2025	$1,746,539	$(6,357)	$1,627,393	$(3,854)	$3,363,721

Balances as of June 30, 2026	$1,906,539	$(6,357)	$1,605,247	$(6,708)	$3,498,721
Net Income			149,615		149,615
Other Comprehensive Income (Loss), Net of Tax				111	111
Balances as of September 30, 2026	$1,906,539	$(6,357)	$1,754,862	$(6,597)	$3,648,447

	Nine Months Ended
	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2024	$1,746,539	$(6,357)	$1,366,913	$(4,015)	$3,103,080
Net Income			260,480		260,480
Other Comprehensive Income (Loss), Net of Tax				161	161
Balances as of September 30, 2025	$1,746,539	$(6,357)	$1,627,393	$(3,854)	$3,363,721

Balances as of December 31, 2025	$1,811,539	$(6,357)	$1,650,295	$(6,930)	$3,448,547
Net Income			254,567		254,567
Other Comprehensive Income (Loss), Net of Tax				333	333
Dividends Declared to Parent			(150,000)		(150,000)
Contributions from Parent	95,000				95,000
Balances as of September 30, 2026	$1,906,539	$(6,357)	$1,754,862	$(6,597)	$3,648,447
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
As of September 30, 2026, the carrying amounts of assets and liabilities in the balance sheet that relate to variable interests under long-term renewable PPAs are predominantly related to working capital accounts and generally represent the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as the Company would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.
REPORTABLE SEGMENTS
TEP's principal business operations include generating, transmitting, and distributing electricity to its retail customers. In addition to retail sales, TEP sells electricity, transmission, and ancillary services to other utilities, municipalities, and energy marketing companies on a wholesale basis. TEP has one operating segment, its regulated utility operations. TEP’s CODM is Susan M. Gray who holds the position of Chief Executive Officer of TEP and its parent company, UNS Energy. The CODM uses net income to assess performance and decide how to allocate resources for UNS Energy overall (including employees and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
financial or capital resources) predominantly in the annual budget and forecasting process. Net income is reported on the Condensed Consolidated Statements of Income. Operations and Maintenance expense includes expenses reimbursed by third-parties and expenses related to customer-funded RES and DSM programs. Operations and Maintenance expense excluding these reimbursable and customer funded expenses totaled $87 million and $275 million for the three and nine months ended September 30, 2026, respectively, and $91 million and $261 million for three and nine months ended September 30, 2025, respectively. Total assets, the measure of segment assets, is reported on the Condensed Consolidated Balance Sheets. Capital expenditures are reported on the Condensed Consolidated Statements of Cash Flows.
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

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash and Cash Equivalents	$81	$43
Restricted Cash included in:
Investments and Other Property	16	20
Current Assets—Other	8	7
Cash, Cash Equivalents, and Restricted Cash, End of Period	$105	$70
Restricted cash primarily represents cash contractually required to be set aside to pay TEP's share of final mine reclamation and decommissioning costs at San Juan.
INCOME TAXES
TEP's effective tax rate for the three and nine months ended September 30, 2026, differed from the federal statutory tax rate primarily due to ITC amortization, including the incremental benefit associated with the Roadrunner Reserve II energy community bonus credit, and PTCs. The ITC benefit associated with Roadrunner Reserve II is being recognized in 2026, while recognition of the Roadrunner Reserve I ITC benefit is substantially deferred until the effective date of new rates as established in the 2025 Rate Case.
Investment Tax Credits
Roadrunner Reserve II was placed in service in June 2026 and has generated approximately $130 million of ITCs, which includes a 10% energy community bonus credit. The amount of ITCs generated is subject to adjustments to qualifying project costs. TEP recorded a deferred tax asset with a corresponding regulatory liability to reflect the anticipated return of benefits to customers. TEP also recorded a valuation allowance against the deferred tax asset reflecting the discount in proceeds from a planned sale of ITCs to a third-party.
In March 2026, TEP entered into an agreement to transfer ITCs related to Roadrunner Reserve II in the second half of 2026. In connection with the transfer of ITCs from Roadrunner Reserve II, TEP has agreed to provide customary indemnifications to the buyer for certain tax-related risks, including potential disallowance or recapture of credits. See Note 7 for additional information regarding tax credit transfer indemnifications. In July 2026, TEP transferred $50 million of the ITCs and received $46 million in cash proceeds. As of September 30, 2026, TEP had a $67 million deferred tax asset, net of the remaining $2 million valuation allowance, in Deferred Income Taxes, Net on the Condensed Consolidated Balance Sheets. On October 1, 2026, TEP transferred an additional $40 million of ITCs related to Roadrunner Reserve II and received $37 million in cash proceeds.
Roadrunner Reserve I was placed in service in July 2025 and generated $98 million of ITCs. TEP transferred $49 million of ITCs related to Roadrunner Reserve I in December 2025 and an additional $49 million of such ITCs in April 2026, receiving cash proceeds of $46 million for each transaction.
Production Tax Credits
TEP realized PTC benefits associated with Oso Grande of $11 million and $18 million in Income Tax Expense on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2026, respectively, and $9 million and $17 million for the three and nine months ended September 30, 2025, respectively.

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
Environmental Credits
In May 2026, the FASB issued accounting guidance that establishes accounting requirements for environmental credits and related obligations. The update introduces recognition, measurement, presentation, and disclosure requirements, including: (i) classification of credits based on intended use (compliance versus noncompliance); (ii) initial measurement at cost with subsequent measurement models varying based on classification; and (iii) recognition and measurement of environmental credit obligations based on a “linked” approach, which reflects the cost of credits on hand, contractual arrangements, or current market prices. The guidance also requires expanded disclosures, including the intended use of credits, changes in the intended use of credits, and the nature and measurement of related obligations. The update is effective for public business entities beginning with annual and interim reporting periods that start on or after January 1, 2028. Entities are required to apply the guidance on a retrospective basis, with a cumulative-effect adjustment recorded to the opening retained earnings. Early adoption is permitted.
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
SEC Climate-Related Disclosures
In March 2024, the SEC issued final rules requiring disclosure of climate‑related risks and GHG emissions, which were subsequently stayed pending judicial review. In September 2025, the Court of Appeals for the Eighth Circuit paused its consideration of legal challenges to the rules, pending further action by the SEC. In May 2026, the SEC proposed rescinding the March 2024 climate-related disclosure rules in their entirety. The proposal was published in the Federal Register in June 2026, and the public comment period with respect to such proposed rescission ended in August 2026. No final action has been taken, and the rules remain stayed and are not currently effective. TEP does not expect the proposed rule to have a significant impact on TEP's financial position, results of operations, cash flows and disclosures.

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
On October 20, 2026, an ACC ALJ issued a ROO in TEP's 2025 Rate Case. Key recommendations of the ROO include:
•a $114 million net increase in retail revenues comprised of the following components:
◦a non-fuel retail revenue increase of $160 million over test year non-fuel retail revenues;
◦a $26 million decrease in fuel-related retail revenues;
◦an $18 million decrease in retail revenues collected from the discontinuation or modification of certain existing adjustor mechanisms; and
◦a $2 million decrease in retail revenues due to a reduction in service fees;
•a 7.25% return on original cost rate base of $4.3 billion, which includes a return on equity of 9.65% and an average cost of debt of 4.28%;
•a capital structure for ratemaking purposes of approximately 55% common equity and 45% long-term debt;
•a new ARAM that is a formula rate adjustor designed to update rates annually based on historical changes in TEP's revenue requirement. The proposed ARAM includes:
◦an earnings test with a deadband of plus or minus 50 basis points around the allowed return;
◦the inclusion of six months of post-test year plant in the calculation; and
◦annual updates to the cost of debt and capital structure, while maintaining a fixed return on equity;
•an increase to the proportion of realized gains on trading transactions shared with retail customers through the PPFAC mechanism from 10% to 50%; and
•an accounting order to defer for future recovery certain incurred costs associated with owning, operating and maintaining Roadrunner Reserve II, offset by future benefits associated with ITCs.
The ROO also discontinues the TEAM and ECA mechanisms, continues the LFCR mechanism until all lost fixed costs incurred prior to the effective date of the new rates are fully recovered, and continues the DSM surcharge and RES tariff to recover remaining costs associated with the programs. The PPFAC and TCA mechanisms are largely unaffected by the ROO.
The ALJ issued an extension of the time allowed for the ACC to issue a final decision in the rate case, moving the deadline to November 17, 2026, and the ROO proposes new rates to be implemented by December 1, 2026. TEP cannot predict the outcome of this proceeding.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes the PPFAC regulatory asset (liability) balance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Beginning of Period	$(25)	$(49)	$(32)	$(49)
Deferred Fuel and Purchased Power Costs (1)	99	110	235	243
PPFAC and Base Power Recoveries	(105)	(106)	(234)	(239)
End of Period	$(31)	$(45)	$(31)	$(45)
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
In March 2026, the ACC issued an order repealing the RES. The order was submitted to the Arizona Attorney General for review, and in May 2026, the Arizona Attorney General provided notice of disapproval of the RES repeal. On October 7, 2026, an ACC ALJ issued a recommended order that would modify the March 2026 order and state that the Arizona Attorney General's approval is not required for the repeal. If approved, the ACC could submit the order repealing the RES directly to the Secretary of State of Arizona. TEP cannot predict the timing or outcome of this proceeding and is continuing to evaluate the potential impacts on its regulatory obligations and financial position. Until otherwise ordered, TEP will continue to operate under its existing RES implementation plan.
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
In July 2026, the ACC issued an order repealing the EE Standards which becomes effective on November 23, 2026. In September 2026, the Arizona Attorney General filed a legal challenge, now pending in the Superior Court of Maricopa County, contesting the order. Until otherwise ordered, TEP will continue to operate under its existing energy efficiency implementation plan. The DSM surcharge will remain in effect until further order of the ACC. TEP does not expect the order to have a significant impact on its financial position, results of operations, or cash flows.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
filing with the ACC requesting recovery of LFCR revenues recognized in the prior year. The recovery is subject to a year-over-year increase cap of 2% of TEP's applicable retail revenues.
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded on the Condensed Consolidated Balance Sheets are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	September 30, 2026	December 31, 2025
Regulatory Assets
Pension and Other Postretirement Benefits (Note 8)	Various	$88	$91
Roadrunner Reserve I Accounting Order (1)	Various	44	16
Lost Fixed Cost Recovery	1	41	33
Early Generation Retirement Costs	Various	35	36
Property Tax Deferrals (2)	1	33	32
Transmission Revenue Requirement Balancing Account	2	20	32
Derivatives (Note 9)	3	15	23
Transportation Electrification and Electric Vehicle Infrastructure	Various	10	8
Self-Insured Medical & Short-Term Disability	1	7	7
Income Taxes Recoverable through Future Rates (3)	Various	4	4
Other Regulatory Assets	Various	8	12
Total Regulatory Assets		305	294
Less Current Portion	1	115	127
Total Noncurrent Regulatory Assets		$190	$167

Regulatory Liabilities
Income Taxes Payable through Future Rates (3)	Various	$197	$199
Deferred Investment Tax Credits (4)	Various	193	94
Renewable Energy Standard	Various	115	102
Net Cost of Removal (5)	Various	53	75
Pension and Other Postretirement Benefits (Note 8)	Various	31	32
Over-Recovered Fuel and Purchased Energy Costs	1	31	32
Demand Side Management	1	19	9
Derivatives (Note 9)	3	14	20
Other Regulatory Liabilities	Various	1	—
Total Regulatory Liabilities		654	563
Less Current Portion	1	167	144
Total Noncurrent Regulatory Liabilities		$487	$419
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
(4)As federal ITCs are deferred, TEP records a regulatory liability to be refunded to customers. The ITCs associated with Roadrunner Reserve I were deferred pursuant to a deferral order and are expected to be amortized beginning on the effective date of new rates established in the 2025 Rate Case. Roadrunner Reserve II was not subject to a deferral order; therefore, amortization of the ITCs

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
related to it began upon commercial operation. The ITCs associated with both facilities are amortized over five years and recorded as a reduction of income tax expense.
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
Roadrunner Reserve II
In June 2026, Roadrunner Reserve II was placed in service. As of September 30, 2026, there were $360 million in costs related to Roadrunner Reserve II in Plant in Service on the Condensed Consolidated Balance Sheet. See 2025 Rate Case above for additional details related to TEP's request to defer certain incurred costs associated with Roadrunner Reserve II for future recovery. TEP intends to request recovery of Roadrunner Reserve II costs in its next ARAM filing, subject to approval of the ARAM in the 2025 Rate Case.

NOTE 3. REVENUE
DISAGGREGATION OF REVENUES
TEP earns most of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Retail	$433	$434	$1,006	$994
Wholesale	75	61	165	166
Other Services	30	26	92	75
Revenues from Contracts with Customers	538	521	1,263	1,235
Alternative Revenues	1	14	18	38
Other	27	10	56	44
Total Operating Revenues	$566	$545	$1,337	$1,317

NOTE 4. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable, Net on the Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2026	December 31, 2025
Retail	$157	$107
Retail, Unbilled	60	47
Retail, Allowance for Credit Losses	(12)	(14)
Wholesale (1)	31	33
Due from Affiliates (Note 5)	12	9
Other	19	14
Accounts Receivable, Net	$267	$196
(1)Includes $10 million as of September 30, 2026 and December 31, 2025, of receivables related to revenue from derivative instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ALLOWANCE FOR CREDIT LOSSES
TEP separately evaluates retail, wholesale, and other accounts receivable for credit losses and has not recorded an allowance for credit losses for non-retail accounts receivable. The following table presents the change in the balance of Retail, Allowance for Credit Losses included in Accounts Receivable, Net on the Condensed Consolidated Balance Sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Beginning of Period	$(11)	$(11)	$(14)	$(13)
Credit Loss Expense	(2)	(3)	(4)	(5)
Write-offs	1	1	6	5
End of Period	$(12)	$(13)	$(12)	$(13)

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
The following table presents the components of related party balances included in Accounts Receivable, Net and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2026	December 31, 2025
Receivables from Related Parties
UNS Electric	$8	$7
UNS Gas	2	2
UNS Energy	2	—
Total Due from Related Parties	$12	$9

Payables to Related Parties
UNS Electric	$2	$1
UNS Energy	1	4
Total Due to Related Parties	$3	$5
The following table presents the components of related party transactions included on the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Goods and Services Provided by TEP to Affiliates
Common Costs, UNS Energy Affiliates (1)	$7	$7	$21	$19
Transmission Revenues, UNS Electric (2)	2	2	6	6
Control Area Services, UNS Electric (3)	1	1	2	2
Wholesale Revenues, UNS Electric (2)	1	1	2	2

Goods and Services Provided by Affiliates to TEP
Corporate Services, UNS Energy (4)	$2	$1	$8	$7
Purchased Power, UNS Electric (2)	1	1	2	2
Corporate Services, UNS Energy Affiliates (5)	1	—	2	1
Capacity Charges, UNS Gas (6)	—	—	1	1
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
(3)TEP charges UNS Electric for control area services under a FERC-filed Control Area Services Agreement.
(4)Corporate Services, UNS Energy includes legal and audit, and Fortis' management fees. Costs for corporate services provided by UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 84% of UNS Energy's allocated costs. TEP's share of Fortis' management fees were $2 million and $7 million for the three and nine months ended September 30, 2026, respectively, and $1 million and $6 million for the three and nine months ended September 30, 2025, respectively.
(5)Costs for corporate services (e.g., finance, accounting, tax, legal, and information technology) and other labor services for UNS Energy Affiliates are directly assigned to the benefiting entity at a fully burdened cost when possible.
(6)UNS Gas charges TEP for natural gas capacity used to supply Gila River.

NOTE 6. DEBT AND CREDIT AGREEMENT
There have been no significant changes to TEP's debt or credit agreements since December 31, 2025, except as noted below.
CREDIT AGREEMENTS
2021 Credit Agreement
In September 2026, TEP amended and reduced a $5 million LOC with fees accruing at a rate of 1.025% per annum to less than $1 million. As of September 30, 2026, TEP had $241 million available under the 2021 Credit Agreement, which reflected no outstanding revolver borrowings and $9 million of LOCs, with fees that accrued at a rate of 1.025% per annum. On October 15, 2026, the 2021 Credit Agreement revolving credit and LOC facility was amended and restated by the 2026 Credit Agreement as described below.
2026 Credit Agreement
On October 15, 2026, the 2021 Credit Agreement was amended and restated. The 2026 Credit Agreement is an unsecured credit agreement with a maturity date of October 2031 that provides for revolving credit and LOC facilities and allows for two one-year extensions if certain conditions are satisfied. Terms of the 2026 Credit Agreement include a: (i) $350 million revolving credit facility, with a $15 million swingline sublimit; and (ii) $50 million LOC sublimit. Interest rates and fees are based on a pricing grid tied to TEP's credit ratings. Amounts borrowed under the 2026 Credit Agreement will be used for working capital and other general corporate purposes. LOCs may be issued from time to time to support energy procurement, hedging transactions, and other business activities. On October 22, 2026, TEP amended and reduced a $1 million LOC with fees accruing at a rate of 1.000% per annum to less than $1 million. As of November 2, 2026, there was $342 million available under the 2026 Credit Agreement, which reflects no outstanding revolver borrowings and $8 million of LOCs, with fees accruing at a rate of 1.000% per annum.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
TEP is responsible for a portion of final mine reclamation costs for the mines at Four Corners and San Juan. TEP’s liability related to Four Corners totaled $2 million and $3 million as of September 30, 2026, and December 31, 2025, respectively, and was recorded in Current Liabilities—Other and Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. TEP's Four Corners coal supply agreement expires in 2031.
TEP ceased operations at San Juan in 2022 following expiration of its coal supply agreement. TEP’s remaining final mine reclamation liability at San Juan was $17 million and $23 million as of September 30, 2026, and December 31, 2025, respectively, and was recorded in Current Liabilities—Other and Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. TEP established a trust to fund its share of estimated final mine reclamation costs at San Juan that will remain in effect until reclamation activities are completed, which are currently projected to be completed in 2040. See Note 1 for additional information on restricted cash related to reclamation and decommissioning costs at San Juan.
Tax Credit Transfer Indemnification
In connection with the transfer of federal ITCs, TEP provided indemnities to the purchaser for certain losses arising from the disallowance, reduction, or recapture of the transferred ITCs. TEP’s maximum exposure under these indemnities is limited to 125% of the transferred ITCs. The indemnities remain in effect through the applicable tax statute of limitations period, plus 90 days. As of September 30, 2026, no claims had been asserted, and no liability had been recorded.
FERC Market-Based Rate Authority
On October 30, 2026, FERC issued an order revoking TEP’s market-based rate authority for wholesale power sales within the TEP balancing authority area. As a result, such sales are required to be made at FERC-approved cost-based rates. The order establishes a refund date of January 29, 2026, and requires refunds to any applicable wholesale power purchasers of amounts collected above the applicable cost-based rate.
TEP is evaluating the affected transactions and the applicable cost-based rates in response to the FERC order to determine the amount of any refunds that may be required. Any such refunds are expected to be eligible for recovery through the PPFAC. TEP is also considering whether to propose tailored mitigation that, if approved by the FERC, would apply prospectively as an alternative to cost-based rates. TEP does not expect the FERC order and related refunds to have a material impact on its financial position, results of operations, cash flows and disclosures.
Performance Guarantees
TEP participates in joint generation agreements at Four Corners and Luna, which expire in 2041 and 2046, respectively. Under these agreements, all participants, including TEP, guarantee certain performance obligations. If a participant defaults on payment, the non-defaulting participants must cover a proportionate share of expenses otherwise payable by the defaulting participant. In return, the non-defaulting participants are entitled to receive a proportionate share of the defaulting participant's generation capacity. For Luna, there is no maximum potential payment under this guarantee. For Four Corners, the maximum potential payment for non-defaulting participants is $250 million. As of September 30, 2026, no payment defaults have occurred under either agreement.

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

NOTE 8. EMPLOYEE BENEFITS PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
(in millions)	2026	2025	2026	2025
Service Cost	$4	$4	$—	$1
Non-Service Cost (1)
Interest Cost	6	7	1	1
Expected Return on Plan Assets	(9)	(8)	(1)	(1)
Amortization of Net Loss	1	1	—	—
Net Periodic Benefit Cost	$2	$4	$—	$1

	Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Service Cost	$12	$11	$2	$3
Non-Service Cost (1)
Interest Cost	19	19	2	3
Expected Return on Plan Assets	(26)	(23)	(2)	(2)
Amortization of Net Loss	3	4	(1)	(1)
Net Periodic Benefit Cost	$8	$11	$1	$3
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value through net income on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Total
(in millions)	September 30, 2026
Assets
Cash Equivalents (1)	$60	$—	$60
Restricted Cash (1)	24	—	24
Energy Derivative Contracts, Regulatory Recovery (2)	—	20	20
Energy Derivative Contracts, No Regulatory Recovery (2)	—	12	12
Total Assets	84	32	116
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(22)	(22)
Total Liabilities	—	(22)	(22)
Total Assets (Liabilities), Net	$84	$10	$94

(in millions)	December 31, 2025
Assets
Restricted Cash (1)	$30	$—	$30
Energy Derivative Contracts, Regulatory Recovery (2)	—	28	28
Energy Derivative Contracts, No Regulatory Recovery (2)	—	2	2
Total Assets	30	30	60
Liabilities
Energy Derivative Contracts, Regulatory Recovery (2)	—	(33)	(33)
Total Liabilities	—	(33)	(33)
Total Assets (Liabilities), Net	$30	$(3)	$27
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis in the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral:

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	September 30, 2026
Derivative Assets
Energy Derivative Contracts	$32	$11	$—	$21
Derivative Liabilities
Energy Derivative Contracts	(22)	(11)	—	(11)

(in millions)	December 31, 2025
Derivative Assets
Energy Derivative Contracts	$30	$17	$—	$13
Derivative Liabilities
Energy Derivative Contracts	(33)	(17)	—	(16)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Unrealized Net Gain (Loss)	$4	$(21)	$3	$(1)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Operating Revenues	$6	$2	$21	$23
Derivative Volumes
As of September 30, 2026, TEP had energy contracts that will settle on various expiration dates through 2029. The following table presents volumes associated with the energy contracts:

	September 30, 2026	December 31, 2025
Power Contracts GWh	5,283	1,430
Gas Contracts BBtu	63,845	72,959
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
The fair value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $24 million as of September 30, 2026, compared with $31 million as of December 31, 2025. TEP had no cash posted as collateral to provide credit enhancement as of September 30, 2026, and December 31, 2025. TEP would have been required to post $24 million and $31 million of collateral if the credit risk contingent features had been triggered on September 30, 2026, and December 31, 2025, respectively. TEP had $15 million and $16 million in outstanding net payable balances for settled positions as of September 30, 2026, and December 31, 2025, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the net carrying value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Net Carrying Value		Fair Value
(in millions)		September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$2,794	$2,793	$2,317	$2,532

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION
CASH TRANSACTIONS

	Nine Months Ended September 30,
(in millions)	2026	2025
Interest Paid, Net of Amounts Capitalized	$67	$59
Income Taxes Paid (Net of Refunds) (1)(2)	(89)	3
(1)Reflects payments to UNS Energy under a tax sharing agreement.
(2)In April 2026, TEP sold ITCs related to Roadrunner Reserve I and received $46 million in cash proceeds. In July 2026, TEP sold ITCs related to Roadrunner Reserve II and received $46 million in cash proceeds. On October 1, 2026, TEP sold additional ITCs related to Roadrunner Reserve II and received $37 million in cash proceeds, which are not reflected in the amount presented in the table above. See Note 1 for additional information regarding ITCs.
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that resulted in recognition of assets and liabilities but did not result in cash receipts or payments were as follows:

	Nine Months Ended September 30,
(in millions)	2026	2025
Accrued Capital Expenditures	$59	$42
Asset Retirement Obligations Increase (Decrease)	10	5
Renewable Energy Credits	3	4
Operating Leases	2	—
Net Cost of Removal Increase (Decrease) (1)	(10)	(16)
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
•Continuing our transition to a less carbon-intensive energy portfolio while complying with regulatory requirements and maintaining financial strength. We have established an aspirational goal of net zero direct GHG emissions by 2050 emphasizing our commitment to decarbonize while preserving customer reliability and affordability. While we still intend to exit all ownership interests in coal-fired generation by 2032, we will no longer meet our interim goal of reducing carbon emissions by 80% from 2005 levels by 2035 due to changing market conditions. Our ability to achieve net zero direct GHG emissions by 2050 could be impacted by various federal and state energy policies, significant load growth, and the pace of clean-energy technology development.
•Focusing on our core utility business through operational excellence, investing in infrastructure to ensure reliable service, and maintaining a strong community presence.
Performance - The third quarter of 2026 compared with the third quarter of 2025
We reported net income of $150 million in the third quarter of 2026 compared with net income of $144 million in the third quarter of 2025. The increase of $6 million, or 4%, was primarily due to (net of tax):
•$9 million in lower income tax expense due to higher amortization of ITCs;
•$4 million in higher margin from other revenue primarily due to the net impact of consenting to the use of certain transmission corridor rights, with the favorable impact expected to be substantially offset by related lower revenues through year-end;

•$3 million in lower base operations and maintenance expenses primarily due to lower employee benefits expenses driven in part by timing;
•$2 million in higher interest income associated with customer prepayments; and
•$2 million in higher margin from transmission revenue due to an increase in our transmission revenue requirement resulting from a higher rate base.
The increase was partially offset by:
•$9 million in higher depreciation expense primarily due to an increase in asset base;
•$3 million in lower AFUDC due to a decrease in eligible construction expenditures;
•$2 million decrease due to unfavorable market conditions that decreased the value of investments used to support certain post-employment benefits; and
•$1 million in lower margin from retail revenue primarily due to milder weather; partially offset by an increase in industrial sales and customer growth.
Performance - The first nine months of 2026 compared with the first nine months of 2025
We reported net income of $255 million in the first nine months of 2026 compared with net income of $260 million in the first nine months of 2025. The decrease of $5 million, or 2%, was primarily due to (net of tax):
•$17 million in higher depreciation expense primarily due to an increase in asset base;
•$13 million in higher base operations and maintenance expenses primarily due to higher operation and maintenance expenses at our generation facilities, higher outside services expenses, and higher employee wages expenses net of a decrease in employee benefits expense;
•$8 million in lower margin from wholesale transactions primarily due to decreased long-term wholesale sales volumes due to unfavorable market conditions; and
•$4 million in lower AFUDC due to a decrease in eligible construction expenditures.
The decrease was partially offset by:
•$14 million in lower income tax expense due to higher amortization of ITCs;
•$7 million in higher margin from retail revenue primarily due to an increase in industrial sales and customer growth; partially offset by milder weather;
•$6 million in higher margin from other revenue primarily due to the net impact of consenting to the use of certain transmission corridor rights, with the favorable impact expected to be substantially offset by related lower revenues through year-end;
•$4 million in lower non-service components of net periodic benefit cost primarily due to a decrease in interest cost and an increase in expected return on plan assets;
•$3 million in higher margin from transmission revenue due to an increase in our transmission revenue requirement resulting from a higher rate base; and
•$3 million in higher interest income associated with customer prepayments.

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
On October 20, 2026, an ACC ALJ issued a ROO in our 2025 Rate Case. Key recommendations of the ROO include:
•a $114 million net increase in retail revenues comprised of the following components:
◦a non-fuel retail revenue increase of $160 million over test year non-fuel retail revenues,
◦a $26 million decrease in fuel-related retail revenues;
◦an $18 million decrease in retail revenues collected from the discontinuation or modification of certain existing adjustor mechanisms; and
◦a $2 million decrease in retail revenues due to a reduction in service fees;
•a 7.25% return on original cost rate base of $4.3 billion, which includes a return on equity of 9.65% and an average cost of debt of 4.28%;
•a capital structure for ratemaking purposes of approximately 55% common equity and 45% long-term debt;
•a new ARAM that is a formula rate adjustor designed to update rates annually based on historical changes in our revenue requirement. The proposed ARAM includes:
◦an earnings test with a deadband of plus or minus 50 basis points around the allowed return;
◦the inclusion of six months of post-test year plant in the calculation; and
◦annual updates to the cost of debt and capital structure, while maintaining a fixed return on equity;
•an increase to the proportion of realized gains on trading transactions shared with retail customers through the PPFAC mechanism from 10% to 50%; and
•an accounting order to defer for future recovery certain incurred costs associated with owning, operating and maintaining Roadrunner Reserve II, offset by future benefits associated with ITCs.
The ROO also discontinues the TEAM and ECA mechanisms, continues the LFCR mechanism until all lost fixed costs incurred prior to the effective date of the new rates are fully recovered, and continues the DSM surcharge and RES tariff to recover remaining costs associated with the programs. The PPFAC and TCA mechanisms are largely unaffected by the ROO.
The ALJ issued an extension of the time allowed for the ACC to issue a final decision in the rate case, moving the deadline to November 17, 2026, and the ROO proposes new rates to be implemented by December 1, 2026. We cannot predict the outcome of this proceeding.
Roadrunner Reserve I Accounting Order
In April 2025, the ACC issued an accounting order allowing us to defer for future recovery in the 2025 Rate Case certain incurred costs associated with owning, operating, and maintaining Roadrunner Reserve I, including depreciation and amortization, property taxes, operations and maintenance expense, interest expense, and ITC transaction costs. These costs will be partially offset by benefits associated with ITCs. As of September 30, 2026, we have deferred $44 million of eligible costs, net of benefits under this accounting order.
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
In February 2026, the ACC approved the implementation of an ARAM as part of UNS Gas’s rate case, representing the first approval of a formula rate mechanism under the policy. In May 2026, RUCO appealed the ACC’s rate case decision, seeking to overturn the approval of UNS Gas's ARAM. The appeal is currently pending before the Arizona Court of Appeals.
Separately, RUCO has challenged the ACC's authority to implement the formula rate framework through a policy statement, and in November 2025, the Arizona Court of Appeals ruled that RUCO may proceed with its challenge. In September 2026, the Superior Court of Maricopa County stayed the proceeding pending resolution of the UNS Gas rate case appeal, and RUCO petitioned the Arizona Supreme Court to block implementation of the formula rate policy. We are unable to predict the timing or outcome of these regulatory and legal processes. The ACC has previously approved adjustor mechanisms, including formula-based mechanisms, in rate cases.
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
In March 2026, the ACC issued an order repealing the RES. The order was submitted to the Arizona Attorney General for review, and in May 2026, the Arizona Attorney General provided notice of disapproval of the RES repeal. On October 7, 2026, an ACC ALJ issued a recommended order that would modify the March 2026 order and state that the Arizona Attorney General's approval is not required for the repeal. If approved, the ACC could submit the order repealing the RES directly to the Secretary of State of Arizona. We cannot predict the timing or outcome of this proceeding and are continuing to evaluate the potential impacts on our regulatory obligations and financial position. Until otherwise ordered, we will continue to operate under our existing RES implementation plan.
In July 2026, the ACC issued an order repealing the EE Standards which becomes effective on November 23, 2026. In September 2026, the Arizona Attorney General filed a legal challenge, now pending in the Superior Court of Maricopa County, contesting the order. Until otherwise ordered, we will continue to operate under our existing energy efficiency implementation plan. The DSM surcharge will remain in effect until further order of the ACC. We do not expect the order to have a significant impact on our financial position, results of operations, or cash flows.
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
In February 2026, The Brattle Group released an analysis commissioned by us concluding that the establishment of a municipal electric utility would be expected to result in higher energy costs for city residents and businesses.
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

Energy Collaboration Agreement
In April 2026, the City of Tucson approved an energy collaboration agreement with us that establishes a framework for collaboration on energy reliability, affordability, clean energy, and community resilience. The agreement is contingent upon voter approval of a new franchise agreement at the November 3, 2026 general election. Both the energy collaboration agreement and franchise agreement have 25‑year terms. Under the energy collaboration agreement, our annual contributions will begin at $2 million and increase by 2% every year to support agreed‑upon initiatives, with payments excluded from recovery through customer rates.
Generation Resource Strategy
Our long-term resource planning strategy is to continue our transition to a less carbon-intensive energy portfolio by expanding renewable energy, energy storage, and natural gas resources while planning to exit ownership interests in coal-fired generation by 2032. Our existing coal-fired generation fleet faces a number of uncertainties affecting the viability of continued operations, including changing state and federal law and energy policies, competition from other resources, fuel supply, and land lease contract extensions. Given these uncertainties and the need to economically replace such generation to support anticipated load, we plan to convert Springerville Units 1 and 2 from coal-fired generation to natural gas-fired generation by 2030. This conversion will allow us to leverage existing infrastructure with the development of replacement energy sources while also furthering our goals of ending our use of coal-fired generation and supporting both customer affordability and reliability. We will seek regulatory recovery for any amounts that would not otherwise be recovered as a result of the conversion of Springerville Units 1 and 2 and our planned exit from Four Corners in 2031. In March 2026, the ACC approved an amendment to the facility’s Certificate of Environmental Compatibility to permit the conversion of Springerville Units 1 and 2 from coal‑fired to natural gas‑fired generation. This regulatory approval advances our plans to extend the operational life of the units and support long‑term system reliability.
On October 30, 2026, we filed with the ACC our 2026 IRP, which outlines our plan to meet customers' projected energy needs over the next fifteen years while maintaining reliability, supporting affordability, and continuing progress toward our aspirational goal of achieving net zero direct GHG emissions by 2050, as established in our 2023 IRP.
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
Production Tax Credits
PTCs are federal tax credits earned per-kWh of electricity generated using qualified energy resources for a 10-year period after a qualifying facility is placed in service. In 2021, Oso Grande, a qualifying energy resource, was placed in service. While costs associated with operating the facility are recorded throughout the year, PTCs are recognized through the effective tax rate provision and are primarily recognized in the third quarter due to weather patterns that contribute to seasonal fluctuations in taxable earnings. We recorded approximately $11 million and $18 million in PTCs related to Oso Grande for the three and nine months ended September 30, 2026, respectively, and $9 million and $17 million for the three and nine months ended September 30, 2025, respectively. The PTC rate published by the IRS for wind facilities placed in service prior to 2022 is $0.031 for 2026 and was $0.030 for 2025.

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
Sales Growth and Seasonality
Our average retail sales have remained relatively flat over the past three years. Recently, we have experienced interest from potential new large retail customers in the manufacturing, data center, and mining sectors with significant energy demands. This interest could result in a significant increase in retail sales growth compared to our historical averages. In addition, a significant increase in energy demand could require additions to our generation fleet and higher transmission and distribution infrastructure investments beyond those reflected in the base assumption of our 2026 IRP. Our 2026 IRP includes a high load factor customer scenario to evaluate the potential resource needs associated with significant load growth.
In addition to the ESA described below, we are analyzing additional requests from existing and potential new large retail customers and cannot predict the quantity or timing of the energy demand, if any, that may result.
Energy Supply Agreement
In 2025, we reached an agreement to serve a data center campus expected to be located in our service territory, requiring potential power demand of approximately 300 MW. The ACC approved the ESA in December 2025. The ESA provides additional consumer protections such as establishing minimum monthly payment obligations that apply irrespective of customer energy use, authorizing termination fees supported by financial assurance mechanisms, and imposing credit standards designed to mitigate the risk of default. In April 2026, the parties satisfied or waived all remaining contingencies and conditions precedent under the ESA. Under the terms of the ESA, a $40 million termination payment is required if the ESA is terminated by the customer prior to the commencement of electric service, which is secured by a $40 million LOC that we received in April 2026.
In February 2026, the Arizona Attorney General and the City of Tucson filed legal challenges, now pending in the Superior Court of Maricopa County, contesting the ACC’s approval of the ESA. In June 2026, the ACC filed a motion to dismiss these proceedings, and in July 2026, we filed our own motion to dismiss. In September 2026, oral arguments were held, and on October 1, 2026, the Superior Court denied the motions to dismiss and ordered further briefing on the merits of the case. We cannot predict the timing or outcome of these proceedings.
Separately, we entered into a project construction agreement to develop transmission and switchyard facilities to provide retail electric service to the customer. The FERC accepted the original project construction agreement in September 2025. In April 2026, we executed an amended and restated project construction agreement to reflect the change of location of the switchyard. The amended and restated project construction agreement requires the customer to pre-fund all project costs. In June 2026, the FERC accepted the amended and restated project construction agreement, triggering a $20 million advance payment from the customer thereunder. The payment reduced construction work in progress by $17 million and resulted in the recognition of $3 million in interest income. In September 2026, we received an additional $24 million advance payment from the customer. The payment reduced construction work in progress by $21 million and resulted in the recognition of $3 million in interest income.
In August 2026, we executed a second amended and restated project construction agreement to reflect a revised scope of work and to include additional indemnity and insurance provisions. On October 26, 2026, the FERC accepted the second amended and restated project construction agreement.
The data center campus is projected to be operational as early as 2027, with a ramp schedule through 2029. We currently expect to serve this retail customer from our existing and planned generation resources.

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
The following discussion provides the significant items that affected our results of operations in the third quarter and first nine months of 2026 compared with the same periods in 2025 presented on a pre-tax basis.
Operating Revenues
The following table provides a disaggregation of Operating Revenues:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2026	2025	Percent	2026	2025	Percent
Operating Revenues
Retail	$433	$434	(0.2)%	$1,006	$994	1.2%
Wholesale, Long-Term	8	15	(46.7)%	27	43	(37.2)%
Wholesale, Short-Term (1)	57	33	72.7%	112	100	12.0%
Transmission	17	15	13.3%	47	45	4.4%
Springerville Units 3 and 4 Participant Billings	26	23	13.0%	82	64	28.1%
Other	25	25	—%	63	71	(11.3)%
Total Operating Revenues	$566	$545	3.9%	$1,337	$1,317	1.5%
(1)Includes revenue realized from wholesale trading as defined in the PPFAC plan of administration of $6 million and $21 million for the three and nine months ended September 30, 2026, respectively, and $2 million and $23 million for the three and nine months ended September 30, 2025, respectively. We share 10% of any realized gains on trading transactions with retail customers through the PPFAC mechanism. The 2025 Rate Case includes a proposed increase in the proportion of realized wholesale trading gains shared with retail customers through the PPFAC mechanism from 10% to 50%, which would reduce the amount of such gains retained by TEP in 2027 and future periods. In addition, 2026 wholesale trading revenues were higher than historical levels due to market conditions that may not continue. As trading revenues are influenced by market factors outside our control, including price volatility and regional supply and demand, 2026 results may not be indicative of future periods.

We reported Operating Revenues of $566 million in the third quarter of 2026 compared with $545 million in the same period for 2025. The increase of $21 million, or 4%, was primarily due to:
•$24 million in higher short-term wholesale revenue primarily due to an increase in price, an increase in volume due to an increase in generation capacity available under PPAs and battery resources, and an increase in revenues from wholesale trading, as defined in the PPFAC plan of administration;
•$3 million in higher Springerville Unit 4 participant billings primarily due to higher reimbursable repair and maintenance costs; and
•$2 million in higher transmission revenue due to an increase in our transmission revenue requirement resulting from a higher rate base.
The increase was partially offset by:
•$7 million in lower long-term wholesale revenue primarily due to a decrease in volume due to unfavorable market conditions resulting in lower demand from certain customers and a decrease in price; and
•$1 million in lower retail revenue primarily due to milder weather; partially offset by an increase in industrial sales and customer growth.
We reported Operating Revenues of $1,337 million for the first nine months of 2026 compared with $1,317 million in the same period for 2025. The increase of $20 million, or 2%, was primarily due to:
•$18 million in higher Springerville Unit 3 and Unit 4 participant billings primarily due to higher reimbursable repair and maintenance costs primarily for a Unit 3 planned outage;
•$12 million in higher retail revenue primarily due to an increase in industrial sales and customer growth; partially offset by milder weather, lower PPFAC cost recoveries as a result of a decrease in the PPFAC rate, and a decrease in RES tariff and DSM surcharge revenues due to lower program expenses;
•$12 million in higher short-term wholesale revenue primarily due to higher volumes as a result of an increase in generation capacity available under PPAs and battery resources; and
•$2 million in higher transmission revenue due to an increase in our transmission revenue requirement resulting from a higher rate base.
The increase was partially offset by:
•$16 million in lower long-term wholesale revenue primarily due to a decrease in volume due to unfavorable market conditions resulting in lower demand from certain customers; and
•$8 million in lower other revenue primarily due to lower TCA revenue.

The following table provides key statistics impacting Operating Revenues:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(kWh in millions)	2026	2025	Percent	2026	2025	Percent
Electric Sales (kWh) (1)
Retail Sales	3,037	3,057	(0.7)%	7,149	7,030	1.7%
Wholesale, Long-Term	126	195	(35.4)%	370	642	(42.4)%
Wholesale, Short-Term	1,311	1,126	16.4%	3,323	2,840	17.0%
Total Electric Sales	4,474	4,378	2.2%	10,842	10,512	3.1%

Average Revenue (cents per kWh) (2)
Retail	14.27	14.20	0.5%	14.07	14.15	(0.6)%
Wholesale, Long-Term	6.05	7.66	(21.0)%	7.24	6.71	7.9%
Wholesale, Short-Term	3.88	3.14	23.6%	2.74	2.87	(4.5)%

Total Retail Customers (3)				459,247	456,330	0.6%
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
Operating Expenses
Fuel and Purchased Power Expense
We reported Fuel and Purchased Power expense of $177 million in the third quarter of 2026 compared with $162 million in the same period for 2025. The increase of $15 million, or 9%, was primarily due to:
•$8 million in higher PPFAC recovery treatment primarily due to a decrease in PPFAC eligible costs deferred as a regulatory asset for future recovery; and
•$7 million in higher transmission and other PPFAC recoverable costs primarily due to an increase in energy storage expense and an increase in transmission service expense.
The increase was partially offset by $3 million in lower purchased power expense primarily due to a decrease in short-term volumes; partially offset by an increase in renewable PPA purchases.
We reported Fuel and Purchased Power expense of $392 million for the first nine months of 2026 compared with $394 million for the same period for 2025. The decrease of $2 million, or 1%, was primarily due to $29 million in lower fuel expenses primarily due to a decrease in gas prices and a decrease in Gas-Fired Generation volumes; partially offset by higher realized losses on natural gas swaps and an increase in Coal-Fired Generation volumes.
The decrease was partially offset by:
•$20 million in higher transmission and other PPFAC recoverable costs primarily due to an increase in transmission service expenses related to a FERC rate case credit that was received in January 2025 and an increase in energy storage expense;
•$3 million in higher PPFAC recovery treatment primarily due to a decrease in PPFAC eligible costs deferred as a regulatory asset for future recovery, partially offset by a decrease in PPFAC recoveries; and
•$3 million in higher purchased power expense primarily due to an increase in renewable PPA purchases; partially offset by a decrease in short-term volumes.

The following table provides key statistics impacting Fuel and Purchased Power:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(kWh in millions)	2026	2025	Percent	2026	2025	Percent
Sources of Energy
Coal-Fired Generation	1,063	1,011	5.1%	2,379	2,135	11.4%
Gas-Fired Generation	2,577	2,584	(0.3)%	5,553	5,794	(4.2)%
Utility-Owned Renewable Generation	156	146	6.8%	540	514	5.1%
Total Generation	3,796	3,741	1.5%	8,472	8,443	0.3%
Purchased Power	904	815	10.9%	2,901	2,527	14.8%
Total Generation and Purchased Power (1)	4,700	4,556	3.2%	11,373	10,970	3.7%

(cents per kWh)
Average Cost of Generated and Purchased Power
Coal (2)	4.42	4.32	2.3%	4.50	4.52	(0.4)%
Natural Gas (2)(3)	2.20	2.27	(3.1)%	1.98	2.57	(23.0)%
Purchased Power (4)	4.34	5.16	(15.9)%	3.68	4.11	(10.5)%
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
Operations and Maintenance Expense
We reported Operations and Maintenance expense of $113 million in the third quarter of 2026 compared with $116 million in the same period for 2025. The decrease of $3 million, or 3%, was primarily due to:
•$5 million in lower employee benefits expenses driven in part by timing; and
•$3 million in lower RES tariff and DSM expenses primarily due to lower program expenses.
The decrease was partially offset by $3 million in higher reimbursable materials and maintenance expenses related to Springerville Unit 4.
We reported Operations and Maintenance expense of $354 million for the first nine months of 2026 compared with $327 million for the same period for 2025. The increase of $27 million, or 8%, was primarily due to:
•$17 million in higher reimbursable materials and maintenance expenses related to Springerville Units 3 and 4;
•$8 million in higher operations and maintenance expenses at our generation facilities;
•$4 million in higher outside services expenses; and
•$3 million in higher employee wages expense net of a decrease in employee benefits expense.
The increase was partially offset by $4 million in lower RES tariff and DSM expenses primarily due to lower program expenses.

Depreciation and Amortization Expense
We reported Depreciation and Amortization expense of $77 million in the third quarter of 2026 compared with $67 million in the same period for 2025. The increase of $10 million, or 15%, was primarily due to an increase in asset base.
We reported Depreciation and Amortization expense of $217 million for the first nine months of 2026 compared with $198 million for the same period for 2025. The increase of $19 million, or 10%, was primarily due to an increase in asset base.
Other Income (Expense)
We reported Other Expense of $18 million in the third quarter of 2026 compared with $15 million in the same period for 2025. The increase of $3 million, or 20%, was primarily due to:
•$3 million in lower AFUDC due to a decrease in eligible construction expenditures; and
•$2 million increase due to unfavorable market conditions that decreased the value of investments used to support certain post-employment benefits.
The increase was partially offset by:
•$2 million in higher interest income associated with customer prepayments; and
•$2 million in lower non-service components of net periodic benefit cost primarily due to a decrease in interest cost and an increase in expected return on plan assets.
We reported Other Expense of $40 million for the first nine months of 2026 compared with $43 million in the same period for 2025. The decrease of $3 million, or 7%, was primarily due to:
•$5 million in lower non-service components of net periodic benefit cost primarily due to a decrease in interest cost and an increase in expected return on plan assets;
•$3 million in higher interest income associated with customer prepayments; and
•$3 million in lower interest expense primarily due to the deferral of interest expense associated with Roadrunner Reserve I.
The decrease was partially offset by:
•$4 million in lower AFUDC due to a decrease in eligible construction expenditures; and
•$2 million increase due to unfavorable market conditions that decreased the value of investments used to support certain post-employment benefits.
Income Tax Expense
We reported Income Tax Expense of $14 million in the third quarter of 2026 compared with $23 million in the same period for 2025. The decrease of $9 million, or 39%, was primarily due to higher amortization of ITCs.
We reported Income Tax Expense of $25 million for the first nine months of 2026 compared with $40 million for the same period for 2025. The decrease of $15 million, or 38%, was primarily due to higher amortization of ITCs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Any extended period of economic disruption could affect our business, financial condition, and access to sources of liquidity. Cash flows vary during the year with cash flows from operations typically being the lowest in the first quarter of the year and highest in the third quarter due to our summer peaking load. We face market risks associated with fluctuations in commodity prices, which can temporarily affect our cash flows prior to recovery through regulatory mechanisms. We cannot project the future level of commodity prices or their volatility. We use our revolving credit as needed to fund our business activities. We believe that we have sufficient liquidity under the 2026 Credit Agreement to meet short-term working capital needs and to provide credit enhancement as necessary under energy procurement and hedging agreements. The availability and terms under which we have access to external financing depend on a variety of factors, including our credit ratings and conditions in the bank and capital markets.
Available Liquidity

(in millions)	September 30, 2026
Cash and Cash Equivalents	$81
Amount Available under Revolving Credit Agreement (1)	241
Total Liquidity	$322
(1)The 2021 Credit Agreement provided for $250 million of revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively, and was amended and restated on October 15, 2026 by the 2026 Credit Agreement. The 2026 Credit Agreement provides for $350 million of revolving credit commitments with swingline and LOC sublimits of $15 million and $50 million, respectively, and expires in October 2031. See Access to Credit below.
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
Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing, and financing activities:

	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2026	2025	Percent
Operating Activities (1)	$547	$454	20.5%
Investing Activities (1)	(444)	(728)	(39.0)%
Financing Activities (1)	(54)	295	(118.3)%
Net Increase (Decrease)	49	21	*
Beginning of Period	56	49	14.3%
End of Period	$105	$70	50.0%
*Not meaningful
(1)Calculated on rounded data and may not correspond exactly to amounts on the Condensed Consolidated Statements of Cash Flows.
Operating Activities
Net cash flows provided by operating activities increased by $93 million in the first nine months of 2026 compared with the same period in 2025 primarily due to the receipt of proceeds from the sale of ITCs.

Investing Activities
Net cash flows used for investing activities decreased by $284 million in the first nine months of 2026 compared with the same period in 2025 primarily due to a decrease in cash paid for capital expenditures.
Financing Activities
Net cash flows used for financing activities was $54 million in the first nine months of 2026, compared with net cash flows provided by financing activities of $295 million in the same period for 2025. The $349 million change was primarily due to lower proceeds from debt issuance and an increase in dividends paid to UNS Energy; partially offset by an increase in equity contributions from UNS Energy.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of September 30, 2026, our short-term investments were deposited in money market accounts.
Access to Credit
We have access to working capital through our credit agreement with lenders. LOCs may be issued from time to time to support energy procurement, hedging transactions, and other business activities. As of September 30, 2026, there was $241 million available under the 2021 Credit Agreement, which reflected no outstanding revolver borrowings and LOCs totaling $9 million issued with fees that accrued at a rate of 1.025% per annum.
On October 15, 2026, the 2021 Credit Agreement was amended and restated by the 2026 Credit Agreement. On October 22, 2026, TEP amended and reduced a $1 million LOC with fees accruing at a rate of 1.000% per annum to less than $1 million. As of November 2, 2026, there was $342 million available under the 2026 Credit Agreement, which reflects no outstanding revolver borrowings and $8 million of LOCs, with fees accruing at a rate of 1.000% per annum. Amounts borrowed from the 2026 Credit Agreement are used for working capital and other general corporate purposes.
See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding our 2026 Credit Agreement. See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 in our 2025 Annual Report on Form 10-K for additional information regarding our 2021 Credit Agreement.
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
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of September 30, 2026, credit ratings from S&P Global Ratings and Moody’s Investors Service for our senior unsecured debt were A- (stable) and A3 (stable), respectively.
Our credit ratings depend on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of these credit ratings is not a recommendation to buy, sell, or hold our securities. Each rating should be evaluated independently of any other ratings.
The 2026 Credit Agreement contains pricing based on our credit ratings. A change in our credit ratings can cause an increase or decrease in the amount of interest we pay on our borrowings and the amount of fees we pay for LOCs and unused commitments.

Debt Covenants
Under certain agreements, should we fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of September 30, 2026, we were in compliance with these covenants.
We do not have any provisions in any of our debt agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contributions from Parent
We received no equity contributions from UNS Energy in the third quarter of 2026 and received equity contributions of $95 million in the first nine months of 2026. We received no equity contributions from UNS Energy in the third quarter or first nine months of 2025.
Dividends Declared and Paid to Parent
We did not declare or pay dividends to UNS Energy in the third quarter of 2026. We declared and paid $150 million in dividends to UNS Energy in the first nine months of 2026. We did not declare or pay dividends to UNS Energy in the third quarter or first nine months of 2025.
Master Trading Agreements
We conduct our wholesale marketing and risk management activities under certain master trading agreements. These agreements may require us to post credit enhancements in the form of cash or LOCs if our exposures exceed unsecured credit limits established for us based on changes in: (i) contract values; (ii) our credit ratings; or (iii) material changes in our creditworthiness. As of September 30, 2026, we had no cash posted as collateral to provide credit enhancement related to our wholesale marketing or risk management activities.
Capital Expenditures
Our routine capital expenditures support customer growth, system reinforcement, replacements and betterments, and compliance with environmental rules and regulations. We prioritize capital projects that mitigate supply chain risks, particularly in light of ongoing geopolitical instability and global supply chain challenges. Capital expenditures for the first nine months of 2026 were $453 million.
Our forecasted capital expenditures presented below exclude amounts for AFUDC equity and other non-cash items:

	Years Ended December 31,
(in millions)	2026	2027	2028	2029	2030
Generation Facilities (1)	$131	$86	$138	$213	$187
Transmission and Distribution (2)	461	424	390	703	439
General and Other (3)	93	86	78	95	75
Total Capital Expenditures	$685	$596	$606	$1,011	$701
(1)Includes investments in existing facilities, including upgrades and ongoing maintenance to ensure reliability.
(2)Investments in transmission capacity and distribution system reliability.
(3)Includes costs for information technology, fleet, facilities, and communication equipment.
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

Income Tax Position
Tax Sharing Agreement
Under the terms of the tax sharing agreement with UNS Energy, we made $3 million in net tax sharing payments for the first nine months of 2026 and 2025. Future cash flows are subject to change and are not expected to have a significant impact on our operating cash flows.
Investment Tax Credits
Standalone battery storage systems that began construction before January 29, 2023, may qualify for a base federal tax credit equal to 30% of the eligible costs of the facility. In addition, projects located in qualifying energy communities may be eligible for an additional 10% bonus credit. Roadrunner Reserve I and II qualify for federal ITCs; Roadrunner Reserve II also qualifies for the energy community bonus credit, increasing its total federal investment tax credit to 40% of eligible project costs. See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information related to the ITCs generated by Roadrunner Reserve I and II. The IRA provides an election to transfer (i.e., sell) some or all of certain tax credits generated by a qualifying facility to unrelated third parties in exchange for cash. Transfer elections must be made on a facility-by-facility and year-by-year basis. Any election to transfer tax credits must be made and cash must be received on or before the due date of the tax return for the year the facility is placed in service.
In April 2026, we received the final $46 million of cash proceeds from the sale of ITCs related to Roadrunner Reserve I.
Roadrunner Reserve II was placed in service in June 2026. In March 2026, we entered into an agreement to transfer ITCs related to Roadrunner Reserve II in the second half of 2026. In July 2026, we transferred $50 million of ITCs and received $46 million in cash proceeds from the sale of ITCs related to Roadrunner Reserve II. On October 1, 2026, we transferred $40 million of additional ITCs related to Roadrunner Reserve II and received $37 million in cash proceeds.
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
Various legal challenges to the final rules are pending before the U.S. Court of Appeals for the District of Columbia Circuit. In April 2025, the Court granted the EPA's unopposed motion to hold the case in abeyance indefinitely (following a previous sixty-day stay), while the EPA conducts a rulemaking to reassess the rules. In June 2025, the EPA published a proposed rule containing two co-proposals to address the 2024 final rules. In the primary proposal, the EPA proposed to repeal the 2024 final rules in their entirety based on a determination that fossil-based EGUs do not contribute significantly to GHG air pollution. In the alternative proposal, the EPA proposed to:
•repeal the Best System of Emission Reductions determinations, presumptive standards of performance, and all related requirements in the emission guidelines for existing long-term and medium-term coal-fired steam EGUs;
•repeal the requirements for existing natural gas- and oil-fired steam EGUs; and
•repeal the phase 2 CCS-based requirements for new base load combustion turbine EGUs.
In September 2026, the EPA published a final rule adopting the alternative proposal and also issued a supplemental proposal seeking additional comment on the primary proposal. On the same day, legal challenges to the final rule were filed in the U.S. Court of Appeals for the District of Columbia Circuit.
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
We anticipate CCRMUs will be identified at Springerville and Four Corners; however, our assessment is ongoing and therefore associated compliance costs cannot be accurately predicted at this time. SRP tentatively identified CCRMUs at Navajo. Our estimated cost to comply with the EPA's final rule at Navajo is not expected to have a significant impact on our financial position, results of operations, or cash flows. Legal challenges to the final rule are pending before the U.S. Court of Appeals for the District of Columbia Circuit.

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
In May 2026, the EPA announced the reopening of the public comment period for the proposed federal CCR permitting program that was originally published in February 2020. Public comment on the proposed rule closed in July 2026. TEP does not anticipate a material impact on operations or financial results from the proposed rule.
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

CRITICAL ACCOUNTING ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements and related notes. Management believes that there have been no significant changes during the nine months ended September 30, 2026, to the items that we disclosed as our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures were effective as of September 30, 2026. There was no change in TEP’s internal control over financial reporting during the quarter ended September 30, 2026, that materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

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
TEP may become subject to indemnification obligations and other contractual liabilities when it sells ITCs. As part of its sale of ITCs related to Roadrunner Reserve I and II, TEP has agreed to indemnify the purchasers for certain tax-related risks. If any such indemnification obligations or other contractual liabilities arise in connection with the sale of these ITCs, TEP's results of operations, net income, and cash flows could be negatively affected.

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
*31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Susan M. Gray.

*31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by J. Caleb Adcock.

**32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from TEP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	November 2, 2026	/s/ J. Caleb Adcock
J. Caleb Adcock
Chief Financial Officer, Sr. Vice President, and Director
(Principal Financial Officer and Principal Accounting Officer)